Form 10-Q
period 2014-03-31
Semler Scientific, Inc.
filed 2014-05-01
CIK 1554859

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1367393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2330 N.W. Everett
Portland, Oregon	97210
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (877) 774-4211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2014, there were 4,708,017 shares of the issuer’s common stock, $0.001par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this prospectus.

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2014. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations
(In thousands, except share and per share amounts)

	(Unaudited)
	Three months ended March 31,
	2014	2013

Revenue	$837	$429

Operating expenses:
Cost of revenue	155	86
Engineering and product development	229	98
Sales and marketing	746	494
General and administrative	497	293

Total operating expenses	1,627	971

Loss from operations	(790)	(542)

Other expense:
Interest expense	(26)	(28)
Other expense	(1)	(1)

Other expense	(27)	(29)

Net loss	(817)	(571)

Net loss per share, basic and diluted	$(0.36)	$(0.73)

Weighted average number of shares used in computing basic and diluted loss per share	2,240,703	786,750

See accompanying notes to unaudited financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets

Current Assets:
Cash	$7,612	$734
Trade accounts receivable, net of allowance for doubtful accounts of $28 and $15, respectively	157	228
Prepaid expenses and other current assets	223	47
Total current assets	7,992	1,009

Assets for lease, net	565	512
Property and equipment, net	5	1
Deferred financing costs	179	202
Total assets	$8,741	$1,724

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$139	$255
Accrued expenses	1,185	1,128
Deferred revenue	234	366
Equipment on lease, current portion	47	47
Loans payable, current portion	60	60
Total current liabilities	1,665	1,856

Long-term liabilities:
Equipment on lease, net of current portion	53	65
Loans payable, net of current portion	83	98
Total long-term liabilities	136	163

Stockholders' equity (deficit):

Convertible preferred stock series A, $0.001 par value; 2,800,000 shares authorized; 0 and 1,468,402 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $6,608 respectively	-	6,020

Convertible preferred stock series A-1, $0.001 par value; 800,000 shares authorized; 0 and 293,750 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $1,175, respectively	-	482

Convertible preferred stock series A-2, $0.001 par value; 400,000 shares authorized ;0 and 250,000 issued and outstanding, respectively; aggregate liquidation preference of $0 and $500, respectively	-	208

Common stock, $0.001 par value; 50,000,000 shares authorized; 4,733,017 and 811,750 shares issued, and 4,708,017 and 786,750 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	1
Additional paid-in capital	17,104	2,346
Accumulated deficit	(10,169)	(9,352)

Total stockholders' equity (deficit)	6,940	(295)

Total liabilities and stockholders' equity (deficit)	$8,741	$1,724

See accompanying notes to the unaudited financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows
(In thousands)

	(Unaudited)
	Three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(817)	$(571)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	23	22
Depreciation	47	29
Loss on disposal of assets for lease	16	13
Allowance for doubtful accounts	50	19
Stock-based compensation expense	-	18
Changes in Operating Assets and Liabilities:
Trade accounts receivable	21	(5)
Prepaid expenses and other current assets	(176)	(26)
Accounts payable	(116)	(5)
Accrued expenses	58	61
Deferred revenue	(132)	(3)
Net Cash Used in Operating Activities	(1,026)	(448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4)	-
Purchase of assets for lease	(116)	(13)
Net Cash Used in Investing Activities	(120)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,010	-
Offering costs	(1,959)	-
Payments of loans payable	(15)	(15)
Payments of equipment leases	(12)	(11)
Net Cash Provided by (Used in) Financing Activities	8,024	(26)

INCREASE (DECREASE) IN CASH	6,878	(487)
CASH, BEGINNING OF PERIOD	734	731

CASH, END OF PERIOD	$7,612	$244
Cash paid for interest	$4	$6

Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$6,707	$-

See accompanying notes to unaudited financial statements.

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler,” “SSI” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed with the SEC pursuant to Rule 424(b) on February 21, 2014 (the “Prospectus”). The balance sheet as of December 31, 2013 included in this report has been derived from the audited financial statements included in the Prospectus. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403,000 after deducting underwriting discounts and commissions of $848,000 and other offering expenses of approximately $1,759,000. The Company incurred $648,000 of the offering expenses in 2013, and incurred $1,959,000 of such expenses in the first quarter of 2014. The Company granted the underwriter an overallotment option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which become exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms.

2.	Assets for Lease

Assets for lease consist of the following:

	March 31, 2014	December 31, 2013

Assets for lease	$762	$688
Less: Accumulated Depreciation	(197)	(176)
Assets for lease, net	$565	$512

Depreciation expense amounted to $47 and $29 for the three months ended March 31, 2014 and March 31, 2013, respectively. Reduction to accumulated depreciation for returned items was $22 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013.

3.	Deferred Financing Costs

As of March 31, 2014 and December 31, 2013, the balance of deferred financing costs was $179 and $202, respectively. The amounts amortized to interest expense were $23 and $22 for the three months ended March 31, 2014 and March 31, 2013, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013

Offering Costs	$572	$722
Compensation	352	264
Miscellaneous Accruals	261	142
Total Accrued Expenses	$1,185	$1,128

The accumulated offering costs that were accrued pertain to consultant’s fees associated with securing equity financing for the Company.

5.	Commitments and Contingencies

Loan Financing Arrangements:

On February 9, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the agreement, the Company obtained a $39 secured loan for a 48-month term that has an annual fixed interest rate of 13%.  The loan is secured by the related leased equipment. Under the agreement, the Company makes monthly payments consisting of $1 of principal plus any accrued interest.  The agreement provides for customary events of default.  This loan is personally guaranteed by two Company directors who are principal stockholders. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $10 and $13, respectively.

On May 27, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the agreement, the Company obtained a $109 secured loan for a 60-month term that has an annual fixed interest rate of 6%. The loan is secured by the related leased equipment. Under the Agreement, the Company makes monthly payments consisting of $2 of principal plus any accrued interest.  The Agreement provides for customary events of default.  This loan is personally guaranteed by two Company directors who are principal stockholders. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $50 and $57, respectively.

At various dates in 2011, the Company entered into Lease Agreements with Lease Corporation of America.  Pursuant to these agreements, the Company obtained an aggregate amount of $66 for a 60-month term that have variable annual interest rates of approximately 14%.  The leases are secured by the related leased equipment. Under the agreements, the Company makes monthly payments of approximately $1 of principal plus any accrued interest.  The agreements provide for customary events of default.  The leases are personally guaranteed by a Company director who is a principal stockholder. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $40 and $42, respectively.

On June 17, 2011, the Company entered into a loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 secured loan for a 60-month term that has a variable interest rate based on First Republic’s Prime plus a spread of 1.75% p.a. and a floor of 3.25% p.a.  The initial interest rate was 5% p.a.  Under the loan agreement, the Company makes monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provides for customary events of default.  This loan is personally guaranteed by a Company director who is a principal stockholder. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $68 and $75, respectively.

On September 13, 2011, the Company entered into an additional loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 loan for a 60-month term that has a variable annual interest rate based on First Republic’s Prime plus a spread of 1.75% and a floor of 3.25%.  The initial interest rate was 5%.  Under the loan agreement, the Company makes monthly payments consisting of $3 of principal plus any accrued interest.  The loan agreement provides for customary events of default.  This loan is personally guaranteed by a Company director who is a principal stockholder. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $75 and $83, respectively.

6.	Net Loss Per Common Share

Because the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each period as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months ended March 31,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	1,266,073	1,480,042
Convertible preferred stock warrants	996,724	1,285,839
Common stock warrants	133,377	-
Options	337,500	337,500
Total	2,733,674	3,103,381

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2013, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed with the SEC on February 18, 2014 (“Form S-1”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Industry Data” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Form S-1.

Overview

We are an emerging medical risk-assessment company. Our mission is to develop, manufacture and market patented products that identify the risk profile of medical patients to allow healthcare providers to capture full reimbursement potential for their services. Our first patented and U.S. Food and Drug Administration, or FDA, cleared product, is FloChec®. FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities and is a useful tool for internists and primary care physicians for whom it was previously impractical to conduct blood flow measurements. We received FDA 510(k) clearance for FloChec® in February 2010, began Beta testing in the third quarter of 2010, and began commercially leasing FloChec® in January 2011. We closed the initial public offering of our common stock on February 26, 2014 and our common stock is now listed on the NASDAQ Capital Market under the ticker symbol “SMLR.”

In the three months ended March 31, 2014 we had total revenue of $837,000 and a net loss of $817,000 compared to total revenue of $429,000 and a net loss of $571,000 in the same period in 2013. Our net loss attributable to common stockholders was $817,000 for the three months ended March 31, 2014 compared to $571,000 for the same period in 2013.

Emerging Growth Company Elections

The JOBS Act provides that an emerging growth company, such as our company, can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption. As a result, our financial statements may not be comparable to other public companies that comply with public company effective dates. In the future, we may elect to opt out of the extended period for adopting new accounting standards. If we do so, we would need to disclose such decision and it would be irrevocable.

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials.

Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

We had revenue of $837,000 for the three months ended March 31, 2014, an increase of $408,000, or 95%, compared to $429,000 in the same period in 2013. We invoice rental revenue monthly for each unit installed with a customer. The average amount per invoice is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reasons for the increase in revenue were that the number of monthly invoices grew 91% and the average amount per invoice grew 2% compared to the same period in 2013. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base.

Operating expenses

We had total operating expenses of $1,627,000 for the three months ended March 31, 2014, an increase of $656,000, or 68%, compared to $971,000 in the same period in 2013. The primary reasons for the increase were increased cost of revenue, sales and marketing expense, engineering and product development expense, and general and administrative expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $155,000 for the three months ended March 31, 2014, an increase of $69,000, or 80%, from

$86,000 for the same period in 2013. The primary reason for the increase was $69,000 of additional cost in the first quarter of 2014 associated with employees who oversee manufacturing operations, which persons were not employed in the prior year period. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $18,000, or 62%, in the first quarter of 2014 compared to the same period in 2013 as there was an 91% increase in the number of monthly depreciation charges corresponding to the 91% increase in number of monthly rental invoices. However, these increases were partially offset by a decrease in average depreciation per unit per month of 15%. Other cost of revenue items, such as freight and other miscellaneous items, which are not associated with FloChec® system production, were $9,000 lower and cost of units that were retired were $9,000 lower in the first quarter of 2014 compared to the same period in 2013.

Engineering and product development expense

We had engineering and product development expense of $229,000 for the three months ended March 31, 2014, an increase of $131,000, or 134%, compared to $98,000 in the same period in 2013. The increase was primarily due to increased consulting costs for new product development of $159,000, partially offset by lower costs of $20,000 for other consulting services.

Sales and marketing expense

We had sales and marketing expense of $746,000 for the three months ended March 31, 2014, an increase of $252,000, or 51%, compared to $494,000 in the same period in 2013. The increase was primarily due to higher salary expense of $206,000 associated with having an expanded sales team as compared to the prior period, $25,000 in higher trade show and other expenses, and $21,000 higher sales commissions associated with higher rental revenue as compared to the same period in 2013.

General and administrative expense

We had general and administrative expense of $497,000 for the three months ended March 31, 2014, an increase of $204,000, or 70%, compared to $293,000 in the same period in 2013. The increase was primarily due to added costs associated with being a publicly traded company of $85,000, higher salaries and fees for employees and consultants of $34,000, an increase in uncollectible accounts of $32,000, higher patent and legal expenses of $24,000, higher travel costs of $20,000, higher insurance premiums of $19,000, as well as $10,000 due to the addition of the medical device excise tax, which increases were partially offset by lower stock compensation expense of $15,000.

Net loss

For the foregoing reasons, we had a net loss of $817,000 for the three months ended March 31, 2014, an increase of $246,000, or 43%, compared to a net loss of $571,000 for the same period in 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of $7,612,000 at March 31, 2014 compared to $734,000 at December 31, 2013, and total current liabilities of $1,665,000 at March 31, 2014 compared to $1,856,000 at December 31, 2013. As of March 31, 2014 we had working capital of approximately $6,327,000. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses.

Our principal sources of cash have included the issuance of equity, most recently our February 2014 initial public offering of common stock, and to a lesser extent, borrowings under loan agreements. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability. We believe that cash on hand plus cash from our operating activities will be sufficient to fund our operations for at least the next 12 months.

Although we do not have any current capital commitments, we expect that we will increase our expenditures to continue our efforts to grow our business and commercialize FloChec®. Accordingly, we currently expect to make additional expenditures in both sales and marketing, as well as general and administrative to address the material weaknesses in our internal control over financial reporting, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. However, we do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions.

Operating activities

We used $1,026,000 of net cash in operating activities for the three months ended March 31, 2014. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities used $209,000 of cash in the three months ended March 31, 2014. These non-cash adjustments primarily reflect allowance for doubtful accounts of $50,000, depreciation of $47,000, deferred financing costs of $23,000 and loss on disposal of assets for lease of $16,000. Cash used in operating activities was primarily due to prepaid expenses and other current assets of $176,000, deferred revenue of $132,000 and trade accounts payable of $116,000, partially offset by net cash provided from accrued expenses of $58,000 and trade accounts receivable of $21,000.

For the same period in 2013, we used $448,000 of cash in operating activities. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities provided $123,000 of cash in the three months ended March 31, 2013. These non-cash adjustments primarily reflect depreciation of $29,000, deferred financing costs of $22,000, allowance for doubtful accounts of $19,000, stock-based compensation expense of $18,000 and loss on disposal of assets for lease of $13,000. Cash used in operating activities was primarily due to prepaid expenses and other current assets of $26,000, trade accounts payable of $5,000, trade accounts receivable of $5,000 and deferred revenue of $3,000, offset by net cash provided from accrued expenses of $61,000.

Investing activities

We used $120,000 of net cash in investing activities for the three months ended March 31, 2014, primarily for purchases of our FloChec® systems for lease. We used $13,000 of net cash in investing activities for the same period in 2013, primarily for purchases of our FloChec® systems for lease.

Financing activities

We generated $8,024,000 of net cash from financing activities during the three months ended March 31, 2014, primarily from proceeds from sales of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities. We used $26,000 of net cash in financing activities in the same period in 2013, primarily for payments on our outstanding indebtedness and equipment leases.

Description of Indebtedness

We currently have no material outstanding indebtedness. See Note 5 to our unaudited condensed financial statements for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of March 31, 2014 and 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2014 and 2013, other than employment/consulting agreements with key executive officers, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our VP Finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our VP Finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our VP Finance as appropriate to allow timely decisions regarding required disclosure because of the existence of material weaknesses in our internal control over financial reporting described below under “—Internal Control Over Financing Reporting.”

Internal Control Over Financial Reporting

We are not required to comply with Section 404 of the Sarbanes-Oxley Act under applicable rules for newly public companies and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management has not yet performed an evaluation of our internal control over financial reporting. Further, our independent registered public accounting firm is not yet required to, nor have they been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in connection with the audits of our financial statements for the years ended December 31, 2013 and 2012, our management and independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting. These material weaknesses relate to our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous audit adjustments to our financial statements were identified during the course of the audit. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate these material weaknesses, we intend to increase the number of our finance and accounting personnel, including hiring a Chief Financial Officer with public company experience. Assessing our procedures to improve our internal control over financial reporting so that we are in a position to perform the necessary evaluation, when required, is an ongoing process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2014	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D. Chief Executive Officer

