Form 10-Q
period 2014-06-30
Semler Scientific, Inc.
filed 2014-08-01
CIK 1554859

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 25, 2014, there were 4,708,017 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.
Condensed Statements of Operations
(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$846	$475	$1,683	$904

Operating expenses:
Cost of revenue	172	57	326	143
Engineering and product development	416	96	645	194
Sales and marketing	728	522	1,473	1,016
General and administrative	539	378	1,037	671

Total operating expenses	1,855	1,053	3,481	2,024

Loss from operations	(1,009)	(578)	(1,798)	(1,120)

Other expense:
Interest expense	(25)	(28)	(52)	(56)
Other income/(expense)	2	(7)	1	(8)

Other expense	(23)	(35)	(51)	(64)
Net loss	$(1,032)	$(613)	$(1,849)	$(1,184)

Net loss per share, basic and diluted	$(0.22)	$(0.78)	$(0.53)	$(1.51)

Weighted average number of shares used in computing basic and diluted loss per share	4,708,017	786,750	3,488,067	786,750

See accompanying notes to unaudited financial statements.

Semler Scientific, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$6,554	$734
Trade accounts receivable, net of allowance for doubtful accounts of $28 and $15, respectively	127	228
Prepaid expenses and other current assets	169	47
Total current assets	6,850	1,009
Assets for lease, net	642	512
Property and equipment, net	7	1
Deferred financing costs	158	202
Total assets	$7,657	$1,724

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$161	$255
Accrued expenses	1,266	1,128
Deferred revenue	105	366
Equipment on lease, current portion	45	47
Loans payable, current portion	60	60
Total current liabilities	1,637	1,856
Long-term liabilities:
Equipment on lease, net of current portion	44	65
Loans payable, net of current portion	68	98
Total long-term liabilities	112	163
Stockholders' equity (deficit):

Convertible preferred stock series A, $0.001 par value; 2,800,000 shares authorized; 0 and 1,468,402 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $6,608 respectively	-	6,020

Convertible preferred stock series A-1, $0.001 par value; 800,000 shares authorized; 0 and 293,750 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $1,175, respectively	-	482

Convertible preferred stock series A-2, $0.001 par value; 400,000 shares authorized; 0 and 250,000 issued and outstanding, respectively; aggregate liquidation preference of $0 and $500, respectively	-	208

Common stock, $0.001 par value; 50,000,000 shares authorized; 4,733,017 and 811,750 shares issued, and 4,708,017 and 786,750 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	1
Additional paid-in capital	17,104	2,346
Accumulated deficit	(11,201)	(9,352)

Total stockholders' equity (deficit)	5,908	(295)

Total liabilities and stockholders' equity (deficit)	$7,657	$1,724

See accompanying notes to the unaudited financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows
(In thousands)

	(Unaudited)
	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,849)	$(1,184)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	44	44
Depreciation	92	49
Loss on disposal of assets for lease	55	34
Allowance for doubtful accounts	89	34
Stock-based compensation expense	-	141
Changes in Operating Assets and Liabilities:
Trade accounts receivable	13	(50)
Prepaid expenses and other current assets	(122)	(13)
Accounts payable	(95)	(81)
Accrued expenses	139	207
Deferred revenue	(260)	2
Net Cash Used in Operating Activities	(1,894)	(817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6)	-
Purchase of assets for lease	(278)	(40)
Net Cash Used in Investing Activities	(284)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,010	-
Offering costs	(1,959)	(234)
Proceeds from advances payable – investors	-	590
Payments of loans payable	(30)	(32)
Payments of equipment leases	(23)	(21)
Net Cash Provided by Financing Activities	7,998	303

INCREASE (DECREASE) IN CASH	5,820	(554)
CASH, BEGINNING OF PERIOD	734	731

CASH, END OF PERIOD	$6,554	$177
Cash paid for interest	$9	$12

Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$6,707	$-

See accompanying notes to unaudited financial statements.

1.	Basis of Presentation

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

2.	Assets for Lease

Assets for lease consist of the following:

	June 30, 2014	December 31, 2013

Assets for lease	$862	$688
Less: Accumulated Depreciation	(220)	(176)
Assets for lease, net	$642	$512

Depreciation expense amounted to $45 and $23 for the three months ended June 30, 2014 and June 30, 2013, and to $92 and $49 for the six months ended June 30, 2014 and June 30, 2013, respectively. Reduction to accumulated depreciation for disposals was $22 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively. Reduction to accumulated depreciation for disposals was $48 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively.

3.	Deferred Financing Costs

As of June 30, 2014 and December 31, 2013, deferred financing costs have the gross amounts of $158 and $202, respectively. The amounts amortized to interest expense were $22 and $22 for the three months ended June 30, 2014 and June 30, 2013, respectively. The amounts amortized to interest expense were $44 and $44 for the six months ended June 30, 2014 and June 30, 2013, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013

Offering Costs	$572	$722
Compensation	422	264
Miscellaneous Accruals	272	142
Total Accrued Expenses	$1,266	$1,128

The accumulated offering costs that were accrued pertain to consultant’s fees associated with securing equity financing for the Company.

5.	Commitments and Contingencies

Loan Financing Arrangements:

On February 9, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the agreement, the Company obtained a $39 secured loan for a 48-month term that has an annual fixed interest rate of 13%.  The loan is secured by the related leased equipment. Under the agreement, the Company makes monthly payments consisting of $1 of principal plus any accrued interest.  The agreement provides for customary events of default.  This loan is personally guaranteed by a Company director and a principal stockholder of the Company. As of June 30, 2014, the Company was in compliance with the material terms of this facility. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $8 and $13, respectively.

On May 27, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the agreement, the Company obtained a $109 secured loan for a 60-month term that has an annual fixed interest rate of 6%. The loan is secured by the related leased equipment. Under the Agreement, the Company makes monthly payments consisting of $2 of principal plus any accrued interest.  The Agreement provides for customary events of default.  This loan is personally guaranteed by a Company director and a principal stockholder of the Company. As of June 30, 2014, the Company was in compliance with the material terms of this facility. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $46 and $57, respectively.

At various dates in 2011, the Company entered into Lease Agreements with Lease Corporation of America.  Pursuant to these agreements, the Company obtained an aggregate amount of $66 for a 60-month term that have variable annual interest rates of approximately 14%.  The leases are secured by the related leased equipment. Under these agreements, the Company makes monthly payments of approximately $1 of principal plus any accrued interest.  These agreements provide for customary events of default.  The leases are personally guaranteed by a principal stockholder of the Company. As of June 30, 2014, the Company was in compliance with the material terms of this facility. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $35 and $42, respectively.

On June 17, 2011, the Company entered into a loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 secured loan for a 60-month term that has a variable interest rate based on First Republic’s Prime plus a spread of 1.75% p.a. and a floor of 3.25% p.a.  The initial interest rate was 5% p.a.  Under the loan agreement, the Company makes monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provides for customary events of default.  This loan is personally guaranteed by a principal stockholder of the Company. As of June 30, 2014, the Company was in compliance with the material terms of this facility. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $60 and $75, respectively.

On September 13, 2011, the Company entered into an additional loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 loan for a 60-month term that has a variable annual interest rate based on First Republic’s Prime plus a spread of 1.75% and a floor of 3.25%.  The initial interest rate was 5%.  Under the loan agreement, the Company makes monthly payments consisting of $3 of principal plus any accrued interest.  The loan agreement provides for customary events of default.  This loan is personally guaranteed by a principal stockholder of the Company. As of June 30, 2014, the Company was in compliance with the material terms of this facility. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $68 and $83, respectively.

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

	Three Months ended June 30,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	-	1,480,042
Convertible preferred stock warrants	-	1,285,839
Common stock warrants	359,714	-
Options	337,500	337,500
Total	697,214	3,103,381

	Six Months ended June 30,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	626,003	1,480,042
Convertible preferred stock warrants	492,825	1,285,839
Common stock warrants	247,803	-
Options	337,500	337,500
Total	1,704,131	3,103,381

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

In the three months ended June 30, 2014 we had total revenue of $846,000 and a net loss of $1,032,000 compared to total revenue of $475,000 and a net loss of $613,000 in the same period in 2013.

In the six months ended June 30, 2014 we had total revenue of $1,683,000 and a net loss of $1,849,000 compared to total revenue of $904,000 and a net loss of $1,184,000 in the same period in 2013.

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

Results of Operations - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

We had revenue of $846,000 for the three months ended June 30, 2014, an increase of $371,000, or 78%, compared to $475,000 in the same period in 2013. We record rental revenue monthly for each unit installed with a customer. The average amount of revenue per unit per month is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reasons for the increase in revenue were that the number of monthly recordings of revenue per unit grew 75% and the average amount of revenue per unit per month grew 2% compared to the same period in 2013. We believe that growth in the number of monthly recordings of revenue per unit is predominately due to our sales and marketing efforts, which added new customers to an established customer base.

Operating expenses

We had total operating expenses of $1,855,000 for the three months ended June 30, 2014, an increase of $802,000, or 76%, compared to $1,053,000 in the same period in 2013. The primary reasons for the increase were increased cost of revenue, sales and marketing expense, engineering and product development expense, and general and administrative expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $172,000 for the three months ended June 30, 2014, an increase of $115,000, or 202%, from $57,000 for the same period in 2013. The primary reason for the increase was $78,000 of additional cost in the second quarter of 2014 associated with employees who oversee manufacturing operations, which persons were not employed in the prior year period. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $22,000, or 96%, in the second quarter of 2014 compared to the same period in 2013 as there was a 75% increase in the number of monthly depreciation charges corresponding to the 75% increase in number of monthly rental units and an increase in average depreciation per unit per month of 14%. Cost of units that were retired were $16,000 higher in the second quarter of 2014 compared to the same period in 2013.

Engineering and product development expense

We had engineering and product development expense of $416,000 for the three months ended June 30, 2014, an increase of $320,000, or 333%, compared to $96,000 in the same period in 2013. The increase was primarily due to increased consulting costs for new product development of $332,000, partially offset by lower costs of $18,000 for other consulting services.

Sales and marketing expense

We had sales and marketing expense of $728,000 for the three months ended June 30, 2014, an increase of $206,000, or 39%, compared to $522,000 in the same period in 2013. The increase was primarily due to higher salary expense of $242,000 associated with having an expanded sales team as compared to the prior period, as well as higher travel expenses of $30,000, partially offset by $46,000 in lower trade show and other expenses, and $6,000 lower sales commissions associated with a restructured commission plan as compared to the same period in 2013. During the quarter, we primarily focused sales activity on insurance plans with Medicare Advantage members. Accordingly, we incurred costs associated with establishing these relationships prior to generating any product revenue.

General and administrative expense

We had general and administrative expense of $539,000 for the three months ended June 30 2014, an increase of $161,000, or 43%, compared to $378,000 in the same period in 2013. The increase was primarily due to added costs associated with being a publicly traded company of $91,000, higher salaries and fees for employees and consultants of $64,000, higher audit and tax preparation of $40,000, an increase in uncollectible accounts of $22,000, higher insurance premiums of $20,000, higher travel expenses of $8,000, which increases were partially offset by lower stock compensation expense of $101,000.

Net loss

For the foregoing reasons, we had a net loss of $1,032,000 for the three months ended June 30, 2014, an increase of $419,000, or 68%, compared to a net loss of $613,000 for the same period in 2013.

Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

We had revenue of $1,683,000 for the six months ended June 30, 2014, an increase of $779,000, or 86%, compared to $904,000 in the same period in 2013. We record rental revenue monthly for each unit installed with a customer. The average amount of revenue per unit per month is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reasons for the increase in revenue were that the number of monthly recordings of revenue per unit grew 82% and the average amount of revenue per unit per month grew 2% compared to the same period in 2013. We believe that growth in the number of monthly recordings of revenue per unit is predominately due to our sales and marketing efforts, which add new customers to an established customer base.

Operating expenses

We had total operating expenses of $3,481,000 for the six months ended June 30, 2014, an increase of $1,457,000, or 72%, compared to $2,024,000 in the same period in 2013. The primary reasons for the increase were increased cost of revenue, sales and marketing expense, engineering and product development expense, and general and administrative expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $326,000 for the six months ended June 30, 2014, an increase of $183,000, or 128%, from $143,000 for the same period in 2013. The primary reason for the increase was $139,000 of additional cost in the first half of 2014 associated with employees who oversee manufacturing operations, which persons were not employed in the prior year period. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $40,000, or 77%, in the first half of 2014 compared to the same period in 2013 as there was an 82% increase in the number of monthly depreciation charges corresponding to the 82% increase in number of monthly rental units. However, these increases were partially offset by a decrease in average depreciation per unit per month of 2%. Cost of units that were retired were $7,000 higher in the first half of 2014 compared to the same period in 2013.

Engineering and product development expense

We had engineering and product development expense of $645,000 for the six months ended June 30, 2014, an increase of $451,000, or 232%, compared to $194,000 in the same period in 2013. The increase was primarily due to increased consulting costs for new product development of $481,000, partially offset by lower costs of $38,000 for other consulting services.

Sales and marketing expense

We had sales and marketing expense of $1,473,000 for the six months ended June 30, 2014, an increase of $457,000, or 45%, compared to $1,016,000 in the same period in 2013. The increase was primarily due to higher salary expense of $448,000 associated with having an expanded sales team as compared to the prior period, and higher travel expenses of $61,000 partially offset by $44,000 in lower trade show and other expenses. A portion of the increase was also due to $16,000 higher sales commissions associated with higher rental revenue as compared to the same period in 2013. During the quarter, we primarily focused sales activity on insurance plans with Medicare Advantage members. Accordingly, we incurred costs associated with establishing these relationships prior to generating any product revenue.

General and administrative expense

We had general and administrative expense of $1,037,000 for the six months ended June 30, 2014, an increase of $366,000, or 55%, compared to $671,000 in the same period in 2013. The increase was primarily due to added costs associated with being a publicly traded company of $140,000, higher salaries and fees for employees and consultants of $98,000, higher audit and tax preparation expenses of $92,000, an increase in uncollectible accounts of $54,000, higher insurance premiums of $39,000, higher patent and legal expenses of $25,000, higher travel expenses of $16,000, as well as $9,000 due to the addition of the medical device excise tax, which increases were partially offset by lower stock compensation expense of $117,000.

Net loss

For the foregoing reasons, we had a net loss of $1,849,000 for the six months ended June 30, 2014, an increase of $665,000, or 56%, compared to a net loss of $1,184,000 for the same period in 2013.

Liquidity and Capital Resources

We had cash of $6,554,000 at June 30, 2014 compared to $734,000 at December 31, 2013, and total current liabilities of $1,637,000 at June 30, 2014 compared to $1,856,000 at December 31, 2013. As of June 30, 2014 we had working capital of approximately $5,213,000. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses.

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

Operating activities

We used $1,895,000 of net cash in operating activities for the six months ended June 30, 2014. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities used $45,000 of cash in the six months ended June 30, 2014. These non-cash adjustments primarily reflect depreciation of $92,000, allowance for doubtful accounts of $89,000, loss on disposal of assets for lease of $55,000 and deferred financing costs of $44,000. Cash used in operating activities was primarily due to deferred revenue of $260,000, prepaid expenses and other current assets of $122,000 and trade accounts payable of $95,000, partially offset by net cash provided from accrued expenses of $139,000 and trade accounts receivable of $13,000.

For the same period in 2013, we used $817,000 of cash in operating activities. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities provided $367,000 of cash in the six months ended June 30, 2013. These non-cash adjustments primarily reflect stock-based compensation expense of $141,000, depreciation of $49,000, deferred financing costs of $44,000, allowance for doubtful accounts of $34,000 and loss on disposal of assets for lease of $34,000. Cash used in operating activities was primarily due to trade accounts payable of $81,000, trade accounts receivable of $50,000 and prepaid expenses and other current assets of $13,000, offset by net cash provided from accrued expenses of $207,000 and deferred revenue of $2,000.

Investing activities

We used $284,000 of net cash in investing activities for the six months ended June 30, 2014, primarily for purchases of our FloChec® systems for lease. We used $40,000 of net cash in investing activities for the same period in 2013, primarily for purchases of our FloChec® systems for lease.

Financing activities

We generated $7,998,000 of net cash from financing activities during the six months ended June 30, 2014, primarily from proceeds from sales of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities. We generated $303,000 of net cash in financing activities in the same period in 2013, primarily due to proceeds from advances from investors, partially offset by offering costs, payments on our outstanding indebtedness and equipment leases.

Description of Indebtedness

We currently have no material outstanding indebtedness. See Note 5 to our unaudited condensed financial statements for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2014 and December 31, 2013, other than employment/consulting agreements with key executive officers, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure because of the existence of material weaknesses in our internal control over financial reporting described below under “—Internal Control Over Financing Reporting.”

Internal Control Over Financial Reporting

We are not required to comply with Section 404 of the Sarbanes-Oxley Act under applicable rules for newly public companies and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management has not yet performed an evaluation of our internal control over financial reporting. Further, our independent registered public accounting firm is not yet required to, nor have they been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in connection with the audits of our financial statements for the years ended December 31, 2013 and 2012, our management and independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting. These material weaknesses related to our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous audit adjustments to our financial statements were identified during the course of the audit. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate these material weaknesses, we increased the number of our finance and accounting personnel, and recently hired a Chief Financial Officer with public company experience. We have also adopted and implemented policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting so that we are in a position to perform the necessary evaluation, when required.

Changes in Internal Control Over Financial Reporting

Other than the changes described above to remediate our material weaknesses in internal control over financial reporting, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

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

August 1, 2014	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D. Chief Executive Officer

