Form 10-Q
period 2014-09-30
Semler Scientific, Inc.
filed 2014-11-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 4,709,217 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.
Condensed Statements of Operations
(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$897	$589	$2,580	$1,493

Operating expenses:
Cost of revenue	178	133	504	276
Engineering and product development	262	60	906	254
Sales and marketing	1,040	569	2,514	1,585
General and administrative	784	324	1,821	1,003

Total operating expenses	2,264	1,086	5,745	3,118

Loss from operations	(1,367)	(497)	(3,165)	(1,625)

Other expense:
Interest expense	(100)	(27)	(152)	(83)
Other income	1	1	2	1

Other expense	(99)	(26)	(150)	(82)

Loss before income tax expense	(1,466)	(523)	(3,315)	(1,707)

Income tax expense	-	-	-	-

Net loss	$(1,466)	$(523)	$(3,315)	$(1,707)

Net loss per share, basic and diluted	$(0.31)	$(0.66)	$(0.85)	$(2.17)

Weighted average number of shares used in computing basic and diluted loss per share	4,708,162	786,750	3,900,746	786,750

See accompanying notes to unaudited financial statements.

Semler Scientific, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets

Current Assets:
Cash	$5,973	$734
Trade accounts receivable, net of allowance for doubtful accounts of $31 and $15, respectively	311	228
Prepaid expenses and other current assets	168	47
Total current assets	6,452	1,009

Assets for lease, net	696	512
Property and equipment, net	6	1
Deferred financing costs	73	202
Total assets	$7,227	$1,724

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$217	$255
Accrued expenses	1,472	1,128
Deferred revenue	805	366
Equipment on lease, current portion	-	47
Loans payable, current portion	113	60
Total current liabilities	2,607	1,856

Long-term liabilities:
Equipment on lease, net of current portion	-	65
Loans payable, net of current portion	-	98
Total long-term liabilities	-	163

Stockholders' equity (deficit):

Convertible preferred stock series A, $0.001 par value; 2,800,000 shares authorized; 0 and 1,468,402 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $6,608 respectively	-	6,020

Convertible preferred stock series A-1, $0.001 par value; 800,000 shares authorized; 0 and 293,750 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $1,175, respectively	-	482

Convertible preferred stock series A-2, $0.001 par value; 400,000 shares authorized ;0 and 250,000 issued and outstanding, respectively; aggregate liquidation preference of $0 and $500, respectively	-	208

Common stock, $0.001 par value; 50,000,000 shares authorized; 4,734,217 and 811,750 shares issued, and 4,709,217 and 786,750 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	1
Additional paid-in capital	17,282	2,346
Accumulated deficit	(12,667)	(9,352)

Total stockholders' equity (deficit)	4,620	(295)

Total liabilities and stockholders' equity (deficit)	$7,227	$1,724

See accompanying notes to the unaudited financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows
(In thousands)

	(Unaudited)
	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,315)	$(1,707)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	129	66
Depreciation	140	86
Loss on disposal of assets for lease	67	44
Allowance for doubtful accounts	104	48
Stock-based compensation expense	178	141
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(186)	(180)
Prepaid expenses and other current assets	(122)	(5)
Accounts payable	(39)	142
Accrued expenses	345	182
Deferred revenue	439	298
Net Cash Used in Operating Activities	(2,260)	(885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5)	-
Purchase of assets for lease	(391)	(192)
Net Cash Used in Investing Activities	(396)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,010	-
Issuance of convertible preferred stock	-	2,409
Offering costs	(1,959)	(482)
Payments of loans payable	(45)	(45)
Payments of equipment leases	(111)	(32)
Net Cash Provided by Financing Activities	7,895	1,850

INCREASE (DECREASE) IN CASH	5,239	773
CASH, BEGINNING OF PERIOD	734	731

CASH, END OF PERIOD	$5,973	$1,504
Cash paid for interest	$23	$17

Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$6,707	$-

See accompanying notes to unaudited financial statements.

Semler Scientific, Inc.
Notes to Financial Statements

(In thousands, except share and per share amounts)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed with the SEC pursuant to Rule 424(b) on February 21, 2014 (the “Prospectus”). The balance sheet as of December 31, 2013 included in this report has been derived from the audited financial statements included in the Prospectus. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year. Items in prior year financial statements have been adjusted to conform with the current year presentation.

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first quarter of 2014. The Company granted the underwriter an overallotment option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which become exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms.

2.	Assets for Lease

Assets for lease consist of the following:

	September 30, 2014	December 31, 2013

Assets for lease	$943	$688
Less: Accumulated Depreciation	(247)	(176)
Assets for lease, net	$696	$512

Depreciation expense amounted to $48 and $35 for the three months ended September 30, 2014 and September 30, 2013, respectively, and to $140 and $86 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Reduction to accumulated depreciation for returned items was $21 and $21 for the three months ended September 30, 2014 and September 30, 2013, respectively. Reduction to accumulated depreciation for returned items was $69 and $27 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

3.	Deferred Financing Costs

As of September 30, 2014 and December 31, 2013, deferred financing costs have the gross amounts of $73 and $202, respectively. The amounts amortized to interest expense were $85 and $22 for the three months ended September 30, 2014 and September 30, 2013, respectively. The amounts amortized to interest expense were $129 and $66 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Per details in Note 5, leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs.

Semler Scientific, Inc.
Notes to Financial Statements

(In thousands, except share and per share amounts)

4.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013

Offering Costs	$497	$722
Compensation	589	264
Miscellaneous Accruals	386	142
Total Accrued Expenses	$1,472	$1,128

The accumulated offering costs that were accrued pertain to consultant’s fees associated with securing equity financing for the Company.

5.	Commitments and Contingencies

Loan Financing Arrangements:

On February 9, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the agreement, the Company obtained a $39 secured loan for a 48-month term that had an annual fixed interest rate of 13%.  The loan was secured by the related leased equipment. Under the agreement, the Company made monthly payments consisting of $1 of principal plus any accrued interest.  The agreement provided for customary events of default.  This loan was personally guaranteed by a Company director and a principal stockholder of the Company. As of September 30, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $13.

On May 27, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group.  Pursuant to the Agreement, the Company obtained a $109 secured loan for a 60-month term that had an annual fixed interest rate of 6%. The loan was secured by the related leased equipment. Under the Agreement, the Company made monthly payments consisting of $2 of principal plus any accrued interest.  The Agreement provided for customary events of default.  This loan was personally guaranteed by a Company director and a principal stockholder of the Company. As of September 30, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $57.

At various dates in 2011, the Company entered into Lease Agreements with Lease Corporation of America.  Pursuant to these agreements, the Company obtained an aggregate amount of $66 for a 60-month term that had variable annual interest rates of approximately 14%.  The leases were secured by the related leased equipment. Under the agreements, the Company made monthly payments of approximately $1 of principal plus any accrued interest.  The agreements provided for customary events of default.  The leases were personally guaranteed by a principal stockholder of the Company. As of September 30, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $42.

On June 17, 2011, the Company entered into a loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 secured loan for a 60-month term that had a variable interest rate based on First Republic’s Prime plus a spread of 1.75% p.a. and a floor of 3.25% p.a.  The initial interest rate was 5% p.a.  Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provided for customary events of default.  This loan was personally guaranteed by a principal stockholder of the Company. As of September 30, 2014, the Company has retired this loan agreement. At December 31, 2013, the Company had outstanding borrowings of $75.

On September 13, 2011, the Company entered into an additional loan agreement with First Republic Bank.  Pursuant to the loan agreement, the Company obtained a $150 loan for a 60-month term that had a variable annual interest rate based on First

Semler Scientific, Inc.
Notes to Financial Statements

(In thousands, except share and per share amounts)

Republic’s Prime plus a spread of 1.75% and a floor of 3.25%.  The initial interest rate was 5%.  Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest.  The loan agreement provided for customary events of default.  This loan was personally guaranteed by a principal stockholder of the Company. As of September 30, 2014, the Company has retired this loan agreement. At December 31, 2013, the Company had outstanding borrowings of $83.

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company may borrow up to $2,000 for a 12-month term that has a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. Under the line of credit agreement, the Company will make monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provides for customary events of default. This line of credit is secured by a collateral cash account in the Company’s name at First Republic. As of September 30, 2014, the Company was in compliance with the material terms of this facility. At September 30, 2014, the Company had outstanding borrowings of $113. Subsequent to the close of the quarter, the Company drew down on the remaining balance of this facility.

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

	Three Months ended September 30,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	-	1,480,042
Convertible preferred stock warrants	-	1,285,838
Common stock warrants	359,714	-
Options	389,663	337,500
Total	749,377	3,103,380

	Nine Months ended September 30,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	414,267	1,480,042
Convertible preferred stock warrants	326,134	1,285,838
Common stock warrants	285,655	-
Options	354,951	337,500
Total	1,381,007	3,103,380

Semler Scientific, Inc.
Notes to Financial Statements

(In thousands, except share and per share amounts)

7.	Stock Based Compensation

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Following stockholder approval of the 2014 Plan, the Company will no longer grant equity awards under the 2007 Plan. Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $178 and $0, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $178 and $141, respectively. As of September 30, 2014, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 450,000 shares of an aggregate total of 450,000 shares were available for future stock-based compensation grants under the 2014 Plan.

The Company accounts for its employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is amortized to expense over the vesting period. The grant date fair value of the 2014 stock options granted under the 2007 Plan were immediately expensed as the options were fully vested upon the grant date.

The Company’s weighted-average Black-Scholes fair value assumptions for 2014 are as follows:

2014
Expected Life in years	5
Risk free interest rate	1.67%
Expected volatility	82.8%
Expected dividend yield	0.0%

The expected life is the period over which its employee groups are expected to hold their options. The risk-free interest rate is based on the expected U.S. Treasury rate at the time of grant. Volatility reflects movements in the stock price of comparable companies over the most recent historical period equivalent to the expected life. Dividend yield is estimated over the expected life based on our stated dividend policy.

A summary of the Company’s stock-based compensation activity for the nine months ended September 30, 2014 is presented below:

		Weighted Average
	Options	Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2013	337,500	$0.52
Granted	70,000	$3.85
Exercised	(1,200)	$0.52
Forfeited/expired	-	$-
Outstanding and Exercisable at September 30, 2014	406,300	$1.09	6.17	$844,113

As of September 30, 2014, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation grants. There were no share-based compensation grants in 2013.

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

In the three months ended September 30, 2014 we had total revenue of $897,000 and a net loss of $1,466,000 compared to total revenue of $589,000 and a net loss of $523,000 in the same period in 2013.

In the nine months ended September 30, 2014 we had total revenue of $2,580,000 and a net loss of $3,315,000 compared to total revenue of $1,493,000 and a net loss of $1,707,000 in the same period in 2013.

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

Results of Operations - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

We had revenue of $897,000 for the three months ended September 30, 2014, an increase of $308,000, or 52%, compared to $589,000 in the same period in 2013. We recognize rental revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 53%, partially offset by the fact that the average amount of revenue recognized per unit was 1% less compared to the same period in 2013 due to changes in the mix of customers renting units. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base.

Operating expenses

We had total operating expenses of $2,264,000 for the three months ended September 30, 2014, an increase of $1,178,000, or 108%, compared to $1,086,000 in the same period in 2013. The primary reasons for the increase were increased general and administrative expense, sales and marketing expense, engineering and product development expense, and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $178,000 for the three months ended September 30, 2014, an increase of $45,000, or 34%, from $133,000 for the same period in 2013. The primary reason for the increase was $77,000 of additional cost in the third quarter of 2014 associated with employees who oversee manufacturing operations, which persons were not employed in the prior year period. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $13,000, or 37%, in the third quarter of 2014 compared to the same period in 2013 as there was a 53% increase in the number of monthly depreciation charges corresponding to the 53% increase in the number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 10%. Other cost of revenue items, such as freight and other miscellaneous items, which are not associated with FloChec® system production, were $4,000 lower and cost of units that were retired were $44,000 lower in the third quarter of 2014 compared to the same period in 2013.

Engineering and product development expense

We had engineering and product development expense of $262,000 for the three months ended September 30, 2014, an increase of $202,000, or 337%, compared to $60,000 in the same period in 2013. The increase was primarily due to increased consulting costs for new product development of $168,000, increased salary expense of $32,000, and increased clinical study expense of $7,000, which were partially offset by lower costs of $4,000 for other consulting services.

Sales and marketing expense

We had sales and marketing expense of $1,040,000 for the three months ended September 30, 2014, an increase of $471,000, or 83%, compared to $569,000 in the same period in 2013. The increase was primarily due to higher salary expense of $384,000 associated with having an expanded sales team as compared to the prior period, higher travel expense of $78,000, and increased commissions of $16,000, all of which were partially offset by $4,000 in lower trade show and other expenses as compared to the same period in 2013. During the quarter, we primarily focused sales activity on insurance plans with Medicare Advantage members. Accordingly, we incurred costs associated with establishing these relationships prior to generating any product revenue.

General and administrative expense

We had general and administrative expense of $784,000 for the three months ended September 30 2014, an increase of $460,000, or 142%, compared to $324,000 in the same period in 2013. The increase was primarily due to higher stock compensation expense of $178,000, higher salaries and fees for employees, directors, and consultants of $134,000, added costs associated with being a publicly traded company of $91,000, higher medical device excise tax, state and local tax, audit and tax preparation expense of $38,000, higher insurance premiums of $20,000, higher travel costs of $15,000 and higher other expenses of $18,000, which increases were partially offset by lower patent and legal expenses of $20,000 and a decrease in uncollectible accounts of $10,000.

Other expense

We had other expense of $99,000 for the three months ended September 30, 2014, an increase of $73,000, or 281%, compared to $26,000 in the same period in 2013. The increase was primarily due to higher interest expense of $73,000. As described in Note 5 to the financial statements, early retirement of leases associated with the opening of a new line of credit, resulted in acceleration of the expensing of deferred financing costs.

Net loss

For the foregoing reasons, we had a net loss of $1,466,000 for the three months ended September 30, 2014, an increase of $943,000, or 180%, compared to a net loss of $523,000 for the same period in 2013.

Results of Operations - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

We had revenue of $2,580,000 for the nine months ended September 30, 2014, an increase of $1,087,000, or 73%, compared to $1,493,000 in the same period in 2013. We recognize rental revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reasons for the increase in revenue were that the total number of installed units in the field generating monthly revenue grew 71% and the average amount of revenue recognized per unit was 1% more compared to the same period in 2013. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base.

Operating expenses

We had total operating expenses of $5,745,000 for the nine months ended September 30, 2014, an increase of $2,627,000, or 84%, compared to $3,118,000 in the same period in 2013. The primary reasons for the increase were increased sales and marketing expense, general and administrative expense, engineering and product development expense, and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $504,000 for the nine months ended September 30, 2014, an increase of $228,000, or 83%, from $276,000 for the same period in 2013. The primary reason for the increase was $224,000 of additional cost in the first nine months of 2014 associated with employees who oversee manufacturing operations, which persons were not employed in the prior year period. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $54,000, or 62%, in the first nine months of 2014 compared to the same period in 2013 as there was a 62% increase in the number of monthly depreciation charges corresponding to the 71% increase in number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 5%. Other cost of revenue items, such as freight and other miscellaneous items, which are not associated with FloChec® system production, were $16,000 lower and cost of units that were retired were $33,000 lower in the nine months of 2014 compared to the same period in 2013.

Engineering and product development expense

We had engineering and product development expense of $906,000 for the nine months ended September 30, 2014, an increase of $652,000, or 257%, compared to $254,000 in the same period in 2013. The increase was primarily due to higher consulting costs for new product development of $644,000, higher salaries of $39,000 and other expenses of $2,000, partially offset by lower costs of $31,000 for clinical studies.

Sales and marketing expense

We had sales and marketing expense of $2,514,000 for the nine months ended September 30, 2014, an increase of $929,000, or 59%, compared to $1,585,000 in the same period in 2013. The increase was primarily due to higher salary expense of $832,000 associated with having an expanded sales team as compared to the prior period, higher travel expenses of $139,000, and higher sales commissions of $31,000, partially offset by $52,000 in lower trade show and other expenses. During the quarter, we primarily focused sales activity on insurance plans with Medicare Advantage members. Accordingly, we incurred costs associated with establishing these relationships prior to generating any product revenue.

General and administrative expense

We had general and administrative expense of $1,821,000 for the nine months ended September 30, 2014, an increase of $818,000, or 82%, compared to $1,003,000 in the same period in 2013. The increase was primarily due to higher salaries and fees for employees, directors, and consultants of $233,000, added costs associated with being a publicly traded company of $230,000, medical device excise tax, state and local tax, higher audit and tax preparation expenses of $130,000, higher stock compensation expense of $61,000, higher insurance premiums of $59,000, an increase in uncollectible accounts of $43,000, higher travel costs of $31,000, higher patent and legal expenses of $5,000, as well as $26,000 due to merchant fees and other expenses.

Other expense

We had other expense of $150,000 for the three months ended September 30, 2014, an increase of $68,000, or 83%, compared to $82,000 in the same period in 2013. The increase was primarily due to higher interest expense of $68,000. As described in Note 5 to the financial statements, early retirement of leases associated with the opening of a new line of credit, resulted in acceleration of the expensing of deferred financing costs.

Net loss

For the foregoing reasons, we had a net loss of $3,315,000 for the nine months ended September 30, 2014, an increase of $1,608,000, or 94%, compared to a net loss of $1,707,000 for the same period in 2013.

Liquidity and Capital Resources

We had cash of $5,973,000 at September 30, 2014 compared to $734,000 at December 31, 2013, and total current liabilities of $2,607,000 at September 30, 2014 compared to $1,856,000 at December 31, 2013. As of September 30, 2014 we had working capital of approximately $3,845,000. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses.

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

Operating activities

We used $2,260,000 of net cash in operating activities for the nine months ended September 30, 2014. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $1,055,000 of cash in the nine months ended September 30, 2014. These non-cash adjustments primarily reflect stock-based compensation expense of $178,000, depreciation of $140,000, amortization of deferred financing costs of $129,000, allowance for doubtful accounts of $104,000, and loss on disposal of assets for lease of $67,000. Cash provided in operating activities was primarily from deferred revenue of $439,000 and accrued expenses of $345,000, partially offset by net cash used due to trade accounts receivable of $186,000, prepaid expenses and other current assets of $122,000, and accounts payable of $39,000.

For the same period in 2013, we used $885,000 of cash in operating activities. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities provided $822,000 of cash in the nine months ended September 30, 2013. These non-cash adjustments primarily reflect stock-based compensation expense of $141,000, depreciation of $86,000, deferred financing costs of $66,000, allowance for doubtful accounts of $48,000, and loss on disposal of assets for lease of $44,000. Cash used in operating activities was primarily due to trade accounts receivable of $180,000 and prepaid expenses and other current assets of $5,000, offset by deferred revenue of $298,000, accrued expenses of $182,000 and net cash provided from trade accounts payable of $142,000.

Investing activities

We used $396,000 of net cash in investing activities for the nine months ended September 30, 2014, primarily for purchases of our FloChec® systems for lease. We used $192,000 of net cash in investing activities for the same period in 2013, primarily for purchases of our FloChec® systems for lease.

Financing activities

We generated $7,895,000 of net cash from financing activities during the nine months ended September 30, 2014, primarily from proceeds from the sale of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities. We generated $1,850,000 of net cash in financing activities in the same period in 2013, primarily due to proceeds from advances from investors, partially offset by payments on our outstanding indebtedness and equipment leases.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank. We may borrow up to $2.0 million for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2.0 million principle plus any accrued by unpaid interest. The line of credit agreement provides for customary events of default and is secured by a collateral cash account at First Republic. As of September 30, 2014, we had borrowed $113,000 under the revolving line of credit. Subsequently, we drew down the remainder.

See Note 5 to our unaudited condensed financial statements for a description of our indebtedness.

Off-Balance Sheet Arrangements

As of each of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2014 and December 31, 2013, other than employment/consulting agreements with key executive officers, we had no material commitments other than the liabilities reflected in our financial statements.

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

November 3, 2014	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D. Chief Executive Officer

