Form 10-K
period 2014-12-31
Semler Scientific, Inc.
filed 2015-02-13
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-36305	26-1367393
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2330 NW Everett St.

Portland, Oregon 97210

(Address of Principal Executive Office) (Zip Code)

(877) 774-4211

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $10,971,919 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 12, 2015 was 4,716,017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2015 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This annual report contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report.

You should read this annual report and the documents that we reference herein and therein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this annual report is accurate as of the date on the front cover of this annual report only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this annual report, and particularly our forward-looking statements, by these cautionary statements.

This annual report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third-parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

i

2014 ANNUAL REPORT ON FORM 10-K

ii

PART I

ITEM 1.  BUSINESS

General

We are an emerging medical risk-assessment company. Our mission is to develop, manufacture and market patented products that assist healthcare providers in monitoring patients and evaluating chronic diseases. Our first patented and U.S. Food and Drug Administration, or FDA cleared product, is FloChec®. FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities and is a useful tool for internists and primary care physicians for whom it was previously impractical to conduct blood flow measurements. FloChec® received FDA 510(k) clearance in February 2010, we began Beta testing in the third quarter of 2010, and we began commercially leasing FloChec® in January 2011. In the year ended December 31, 2014 we had total revenue of $3,635,000 and a net loss of $4,515,000 compared to total revenue of $2,274,000 and a net loss of $2,233,000, in 2013.

Our Product

We currently have only one patented and FDA-cleared product, FloChec®, that we market and license to our customers. FloChec® is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of FloChec®:

FloChec® features a sensor clamp that is placed on the toe or finger much like current pulse oximetry devices. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm and displayed on the video monitor. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. A hardcopy report form is generated that displays four waveforms and the ratio of each leg measurement compared with the arms. Results are classified as Flow Obstruction or No Flow Obstruction.

We have developed a license model rather than an outright sales model for FloChec®. Our license model pricing is based on data collected on use rates of FloChec® and third-party payment rates to physicians and facilities using our product. The pricing model eliminates the need to make a capital equipment sale. Consequently, we currently require no down payment, long-term commitment or maintenance contract or fees from our customers. We replace damaged products free of charge in the license model. FloChec® has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with FloChec®. To date, we roughly estimate that routine office usage of FloChec® has ranged from a few tests per week up to 10 tests per day. We are currently pilot testing a model in which we invoice on a per test basis for use of FloChec®, and where we or our sub-contractor may perform other non-proprietary tests alongside FloChec®.

Our Chairman and co-founder, Dr. Herbert Semler, is an inventor of the technology behind FloChec®. Dr. Semler formed Semler Scientific, Inc. in 2007 to further develop, patent and commercialize his idea. We applied for our patent protecting our proprietary technology in 2007 and U.S. Patent No. 7,628,760 was granted in 2009. FloChec® received FDA 510(k) clearance in February 2010, we began Beta testing in the third quarter of 2010, and we began commercially leasing FloChec® in January 2011. We have placed our FloChec® product with cardiologists, internists, nephrologists, endocrinologists, podiatrists and family practitioners and three insurance plans among the top 15 plans with the most Medicare Advantage members. Many of the 50 years or older patients under the care of these physicians have cardiovascular risk factors such as diabetes, cigarette smoking, high cholesterol or hypertension that lead to the development of peripheral arterial disease, or PAD.

Other Methods

Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The traditional ankle brachial index, or ABI, with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally these tests take 15 minutes to perform and require a vascular technician to be done properly. Like FloChec®, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to FloChec®, imaging tests are much more expensive tests that are performed by specialists in special laboratories or offices.

Market Opportunity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, was signed in March 2010. This sweeping law is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. This legislation includes reforms and reductions that have affected Medicare reimbursements and health insurance coverage for certain services and treatments. The Health Care Reform Law has brought a new way of doing business for providers and health insurance plans. We believe that fee-for-service programs will be reduced in favor of capitated programs that pay a monthly fee per patient.

Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, it gives an incentive for physicians to provide more treatments because payment is dependent on the quantity of care, rather than quality of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. The amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant medical history. For Medicare Advantage patients, CMS pays a fee per patient, also known as capitation. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in expected health costs of individuals. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified. Accordingly, there is a financial incentive to identify those Medicare Advantage patients that are sicker, including those that have undiagnosed ailments such as PAD.

The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 precerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness will induce higher payments per patient. These changes are already in place for the approximately 16 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.

Undiagnosed vascular disease of the legs has been called a major under-diagnosed health problem in the United States by the National Institute of Health and the Wall Street Journal. We believe vascular disease in leg arteries is undiagnosed in 75% of cases, which is about 12 million Americans. Known as peripheral artery disease, or PAD, this condition is a common and deadly cardiovascular disease that is often undiagnosed. PAD develops when the arteries in the legs become clogged with plaque — fatty deposits — that limit blood flow to the legs. As with clogged arteries in the heart, clogged arteries in the legs place patients at an increased risk of heart attack and stroke. Published studies have shown that persons with PAD are four times more likely to die of heart attack, and two-three times more likely to die of stroke. According to a study by P.G. Steg published in the JAMA, patients with PAD have a 21% event rate of cardiovascular death, heart attack, stroke or cardiovascular hospitalization within 12 months. The SAGE Group has estimated that as many as 18 million people are affected with PAD in the United States alone and A.T. Hirsch et al. in a JAMA published article further estimate that only 11% have claudication (pain on exertion), a classic symptom of PAD. One can lower the risks associated with PAD if the disease is detected, with early detection providing the greatest benefit.

Many people affected with PAD do not have noticeable symptoms. When symptoms of PAD are present, they often include fatigue, heaviness, cramping or pain in the legs during activity, leg or foot pain, sores, wounds or ulcers on the toes, feet, or legs, which are slow to heal. Persons with PAD may become disabled and not be able to work, and can even lead to amputations. According to the SAGE Group, there are approximately 160,000 amputations due to PAD per year and, according to the National Limb Loss Information Center, an estimated 2 million Americans are amputees.

Risk factors for developing PAD include:

•	Age (over 50 years)

•	Race (African-American)

•	History of smoking

•	Diabetes

•	High blood pressure

•	High blood cholesterol

•	Personal history of vascular disease, heart attack, or stroke.

We believe medical personnel who care for those older than 50 years are the target market for FloChec®, along with those insurance plans that have a high number of Medicare Advantage patients. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of PAD.

According to the Agency for Healthcare Research and Quality, there are over 200,000 internists, family practitioners and gerontologists in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of PAD. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While, it is standard practice to ask about symptoms of PAD and to feel for diminished pulses on physical exam, we believe that it is often the case in busy practices, that the questions go unasked.

In addition, the physical exam of the extremities is generally cursory in the absence of a patient complaint. Given the ease of use and speed of FloChec®, we believe that many doctors will incorporate its use in their practice as a routine annual test to measure blood flow in an extremity. It is our intent that FloChec® be incorporated as a tool in the routine physical exam of adult patients by primary care providers in a similar fashion to the use of a thermometer or stethoscope. Providers do not request payment for using a stethoscope during the physical examination. Similarly, we do not expect (or intend) for providers that use our FloChec® to seek such a reimbursement approval. FloChec® is not specifically approved under a third-party payor code and we do not track customer requests for reimbursements. Accordingly, our customers may or may not be successful in receiving reimbursement if sought.

Strategy

Our mission is to develop, manufacture and market patented products that assist healthcare providers in monitoring patients and evaluating chronic diseases. We intend to do this by:

•	Capitalizing on opportunities provided by capitated payment programs. For many capitated programs, payment is higher for sicker patients who have conditions that are codified. We believe a provider would prefer to have more remuneration for taking care of a patient. A provider expects to spend less time caring for a healthy patient than for a sicker patient. If payment per month was the same for both types of patients, there could be a disincentive for the provider to care for more unhealthy persons. Accordingly, CMS anticipated this situation and pays more per month for “sicker” patients who have chronic conditions that are identified on the medical record through use of an established coding system. This creates a business opportunity in finding low-cost, effective means to identify the conditions, which have been established in coding systems for risk adjustment of payments (higher payments paid to providers and healthcare plans to compensate them for caring for sicker or more risky patients). The more common and more dangerous a condition is, the greater the opportunity for profit. The goal is to provide cost-effective wellness.

•	Targeting customers with patients at risk of developing PAD. Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing FloChec® on a license-based model to insurance plans and medical personnel who care for those older than 50, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 250,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for FloChec® is estimated to be more than 80 million patients in the United States annually.

•	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, FloChec® does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional analog ABI devices.

•	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. We are currently developing several updates and modifications to FloChec® in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. The goal is to achieve a reputation for outstanding service and sell new cost-effective wellness solutions to leverage our gains in the marketplace for such product offerings.

Sales and Marketing

We provide our FloChec® product and services to our customers through our salespersons and through our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 20% of our revenues in each of 2013 and 2014. With certain exceptions, we appointed Bard on a co-exclusive basis to license FloChec® to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products to our anticipated market.

We generally make available to our sales team (including our distributor) an inventory of FloChec® products consistent with their needs. Our product is then directly delivered to our customer and in-service training to the customer is provided either on-line or in person. Because FloChec® is relatively easy to use training can generally be accomplished in less than one day.

Customers who have licensed our FloChec® product may pay by credit card or check on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We plan to upgrade FloChec® operating systems as appropriate by direct shipments. In the future, we plan to ship directly to customers and handle the installation and training remotely if appropriate.

In addition to the license model, which we have done historically, we have recently begun exploring other options to generate revenue from our FloChec® product. We are currently pilot testing a fee-per-test model, in which we invoice on a per test basis for use of FloChec®. We or our sub-contractors may also perform other non-proprietary tests alongside FloChec® testing and invoice on a per test basis.

Manufacturing

We manufacture our product, FloChec® through an independent contractor. We entered into our service and supply agreement with the contract manufacturer in April 2011 and pay our manufacturer for finished goods. The contract provides for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contract will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturer, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. We believe FloChec® is relatively easy to manufacture. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

Competition

The principal competitor for FloChec® is the standard blood pressure cuff ankle-brachial index, or ABI, device. FloChec® does not include a blood pressure cuff. We are not aware of another product that performs “digital ABI” without the use of a blood pressure cuff. There are several companies that manufacture the traditional ABI device, which range in price from $2,500 to $20,000. Some of these companies are much larger than us and have more financial resources and their own distributor network. The traditional ABI devices are differentiated by the degree of automation designed into each product. ABI devices that rely more heavily on operator assessment (i.e., listening to the return of pulse while decreasing cuff pressure), are thought to have less objectivity in their measurement. We know of no direct ‘digital ABI’ competitor to FloChec®. Because standard ABI devices require a better trained operator, the products are usually sold to specialized vascular labs that are supervised by a vascular surgeon, with the tests performed by a licensed vascular technician. It is not uncommon for such ABI devices to be marketed to the offices of internists, podiatrists, endocrinologists or most cardiologists.

Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, FloChec® does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured with traditional analog ABI devices.

Research and Development Program

We have dedicated, engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development, as FloChec® is PC-based. We are currently developing several updates and modifications to FloChec® in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our patent portfolio and protecting proprietary positions.

We have sponsored three studies of FloChec®. One of these studies, the results of which were compiled in 2012 and published in a peer reviewed journal in 2013, sought to determine the frequency of finding undiscovered vascular disease in primary care practices using FloChec®. In the study of 632 patients at 19 office practices, the frequency of flow obstruction was 12% and of these patients, 75% did not have classic symptoms of PAD. Among other limitations of the study, the publication mentions the study’s retrospective design, no direct comparison to other vascular tests, and passive data collection such that 8% of patients had one or more missing data fields.

Another study we sponsored was designed to assess the side by side performance of FloChec® compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: FloChec®, traditional analog ABI with Doppler, and Duplex ultrasound imaging. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, the FloChec® measurement and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of FloChec® was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study have not been submitted for publication in a peer reviewed journal and are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was sponsored by us.

The third study also was designed to assess the side by side performance of FloChec® compared with traditional analog ABI with Doppler measurements in medical practices. In this prospective study at 5 medical practices during 2013, 215 limbs from 108 patients were examined with three techniques: FloChec®, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Results demonstrated that FloChec® demonstrated greater sensitivity, similar accuracy and less specificity than ABI with Doppler measurements. The results of the study have been submitted for publication in a peer reviewed journal. Among limitations of the study are that it had a small sample size, was conducted at specialty practices not primary care practices, and was sponsored by us.

Patents and Licenses

We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027. Three other U.S. patent applications are pending. Other patents are in process.

Governmental Regulation

FloChec® received FDA 510(k) clearance in February 2010 as a Class II Medical Device. Advanced Vascular Technologies, an entity formerly affiliated with our founder and Chairman, Dr. Semler, applied for and obtained the 510(k) clearance. However, any interests it may have had in such 510(k) clearance were subsequently assigned to us and it did not manufacture any products for our company. The Class II Medical Device designation means that FloChec® is a commercial device and is currently being sold in the United States.

Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Pre-market review and clearance by the FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure. Pre-market notification submissions are subject to user fees, unless a specific exemption applies.

As our business is subject to extensive federal, state, local and foreign regulations, we currently employ an established regulatory consultant specializing in medical devices to maintain our regulatory filings, monitor our on-going activities, and ensure compliance with all federal and state regulations.

Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

U.S. Food and Drug Administration Regulation

FloChec® is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety;

•	post-market adverse event reporting;

•	post-market surveillance;

•	product labeling;

•	product storage;

•	record keeping;

•	pre-market clearance or approval;

•	post-market approval studies;

•	advertising and promotion; and

•	product sales and distribution.

FDA’s Pre-market Clearance and Approval Requirements

To commercially distribute in the United States, FloChec® or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a premarket approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, a medical device manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to FloChec® we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances. In addition, the FDA is currently evaluating the 510(k) clearance process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearance and additional requirements that may significantly impact the process.

Pre-market Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) clearance process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, preclinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, regardless of its classification or pre-market pathway, numerous regulatory requirements apply. These include, but are not limited to:

•	establishing registration and device listings with the FDA;

•	quality system regulation, which requires manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses and impose other restrictions on labeling;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health; and

•	requirements to conduct post-market surveillance studies to establish continued safety data.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new products;

•	withdrawing 510(k) clearance or pre-market approvals that are already granted; and

•	criminal prosecution.

We are subject to unannounced device inspections by the FDA and the California Food and Drug Branch. These inspections may include our suppliers’ facilities.

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, or to induce either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions.

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Off-label promotion has been pursued as a violation of the federal false claims laws. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.

To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time-and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

The U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever a governmental authority concludes that we are not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices we distribute.

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Health Care Reform Law also imposed new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information is now made publicly available in a searchable format and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Third-Party Coverage and Reimbursement

Although it is our intent that FloChec® be incorporated as a tool in the routine physical exam of adult patients by primary care providers in a similar fashion to the use of a thermometer or stethoscope (such that reimbursement is not sought), we cannot control whether or not providers who use FloChec® will seek third-party coverage for such procedures or reimbursement. If providers intend to seek third-party coverage or reimbursement for use of FloChec®, the success of our product could become dependent on the availability of coverage and reimbursement from third-party payors, such as governmental programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payors and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS for Medicare as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of FloChec®. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing FloChec® measurements or seeking reimbursement from third-party payors as our customers, should they choose to do so, are responsible for performing tests and seeking reimbursements.

Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best in patient care and clarity regarding reimbursement and work to reverse any non-coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For example, if CMS decreases the monthly payment for a 65 year old patient, then the provider will have to decide which steps to eliminate from his or her routine office visits in order to maintain a profitable business model. If the time of an office visit will need to be reduced to maintain a profitable business, a provider may decide to eliminate certain services or conducting certain procedures, such as deciding not to use a thermometer, take someone’s blood pressure or use a FloChec® to run an ABI test. Thus, reimbursement limitations imposed by CMS on providers may affect their decision making about which services to provide during an office visit, which could affect our company.

Particularly in the United States, third-party payors carefully review, have undertaken cost-containment initiatives, and increasingly challenge, the prices charged for procedures and medical products as well as any technology that they, in their own judgment, consider experimental or investigational. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval or pre-authorization of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined amount per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or coverage and reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Law to reach large settlements with healthcare companies based on sham consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the recently enacted Health Care Reform Law, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Employees

As of December 31, 2014, we had 24 employees, all of whom were full time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. These employees include three executive officers and 16 employees dedicated to sales and marketing of our product. We also regularly engage consultants and subcontractors on an as-needed basis.

ITEM 1A.  RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this annual report before deciding whether to purchase our common stock. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this annual report.

Risks Related to our Business

We have incurred significant losses since inception. There is no assurance that we will ever achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $4,515,000 for the year ended December 31, 2014 compared to $2,233,000 for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $13,867,000. To date, we have financed our operations primarily through the sale of our equity securities and, to a limited extent, bank financing. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Additional financing may not be available in the amount that we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of us by our stockholders would be diluted. In addition, in order to raise additional funds we may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities. We have devoted substantially all of our financial resources and efforts to research and development and marketing of our FloChec® system. There can be no assurance that we will be able to achieve or maintain profitability.

Our independent registered public accounting firm’s report for the year ended December 31, 2014 includes a “going concern” explanatory paragraph.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our FloChec® product. Our limited capital resources and operations to date have been funded primarily through sales of our equity securities and, to a limited extent, bank financing and revenue from leasing our FloChec® product. As of December 31, 2014, we had working capital of $2,682,000, cash and restricted cash of $6,256,000 (which includes $2,100,000 of restricted cash), stockholders’ equity of $3,436,000 and an accumulated deficit of approximately $13,867,000. As our revenue grows, our operating expenses will continue to grow and, as a result, we will need to generate significant additional revenues to achieve profitability. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. Accordingly, as a result of our available cash, our auditor’s report for year ended December 31, 2014 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.

Our business strategy was formed based on assumptions about the peripheral arterial disease, or PAD, market that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with PAD and the importance of codifying vascular disease will help drive growth in the PAD market and our business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products gain widespread acceptance.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. In addition, we are seeking to increase our sales and, in order to do so, will need to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We currently only have one FDA cleared product, FloChec®; FloChec® may not achieve broad market acceptance or be commercially successful.

We currently only have one marketed product. Accordingly, we expect that revenues from FloChec® will account for the vast majority of our revenues for at least the next several years. FloChec® may not gain broad market acceptance unless we continue to convince physicians and plans of its benefits. Moreover, even if physicians understand the benefits of FloChec®, they still may elect not to use FloChec® for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase, or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope, that only required one-time minimal purchases.

If physicians do not perceive FloChec® as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that FloChec® is not commercially successful or is withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

Physicians may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ABI devices.

We believe that physicians will not widely adopt FloChec® or our other products in development unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of such product provides a safe and effective alternative to other existing ABI devices.

We cannot provide any assurance that the data collected from our past, current and any future clinical trials will be sufficient to demonstrate that our products are an attractive alternative to other ABI devices or procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other ABI devices that are available on the market, our ability to successfully market our products will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. We also believe that published per-reviewed journal articles and recommendations and support by influential physicians regarding FloChec® and our other products in development will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published. Accordingly, there is a risk that our products may not be adopted by many physicians, which would negatively impact our business, financial condition and results of operations.

If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.

Maintaining and growing revenues from our products and service offerings depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as FloChec® to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of adequate coverage and reimbursement for the procedures or patient care performed with FloChec® by government and private insurance plans is central to the acceptance of FloChec® and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with FloChec®. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with FloChec® if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

Our product, FloChec®, is not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.

Our product, FloChec®, is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which FloChec® is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as FloChec®. Although it is our intent that FloChec® be incorporated as a tool in the routine physical exam of adult patients by primary care providers in a similar fashion to the use of a thermometer or stethoscope (such that reimbursement is not sought), we cannot control whether or not providers who use FloChec® will seek reimbursement. Therefore, our ability to successfully commercialize FloChec® could depend on the adequacy of coverage and reimbursement from these third-party payors.

Currently, FloChec® is not specifically approved for any particular reimbursement code. Although most of our customers report being covered and reimbursed by third-party payors consistently for procedures using a variety of different reimbursement codes, there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some potential customers have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market FloChec®. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend FloChec® to be used, we do not intend to pursue formal approval for FloChec® for any particular code.

Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our product will be justified and incorporated into the overall cost of the procedure.

We have limited experience marketing FloChec® and may not be able to generate anticipated sales.

Because we launched FloChec® in the first quarter of 2011, we have limited experience marketing our product. As of December 31, 2014, we had 16 employees dedicated to sales and marketing of our product. In August 2012, we began a co-exclusive supply and distribution arrangement with Bard Peripheral Vascular, Inc., a large medical device company, to distribute FloChec®. Our operating results are directly dependent upon our sales and marketing efforts and to a lesser extent, the efforts of our co-exclusive contract distributor. While we expect our sales and marketing force and our co-exclusive contract distributor to develop long-lasting relationships with the physicians and healthcare providers they serve and provide services in accordance with our standards. However, we do not control our co-exclusive contract distributor, and it operates and oversees its own daily operations. There is a risk that our co-exclusive contract distributor will not always act consistent with our best interests. If our co-exclusive contract distributor fails to adequately promote and market FloChec®, our revenues could decrease and we might not be able to achieve or maintain profitability and it could have a material adverse effect on our business and financial condition.

We face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. If any of our sales or marketing force were to resign us, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 20% of our revenue for each of the years ended December 31, 2014 and 2013. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of FloChec®. Although we have a good relationship with our co-exclusive distributor and have no reason to believe that our current contract will not be renewed when it expires at the end of December 2015 or that our co-exclusive distributor will terminate our arrangement prior to expiration (which it is permitted to do upon 90 days’ notice under our contract), we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenue from our products in addition to the leasing model. As we increase our marketing efforts to pursue these new strategies, and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize FloChec® or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.

We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.

Our business is primarily based on a leasing model rather than an outright sale of our products. Our pricing is based on data collected on use rates and third-party payment rates to physicians and facilities for the use of our product. We require no down payment, long-term commitment or maintenance contract or fees from our customers and replace damaged products free of charge in the service model. If we lose current customers on short notice, we may not be able to find new customers to replace them with in a timely manner and that could adversely affect our business, results of operations and financial condition. In addition, our business model of replacing damaged products free of charge may prove to be costly and affect the profitability of our service model.

We rely heavily upon the talents of our Chief Executive Officer and Chief Operating Officer, the loss of either could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Douglas Murphy-Chutorian, and our Chief Operating Officer, Robert G. McRae. Dr. Murphy-Chutorian and Mr. McRae each provide highly valuable contributions in instituting a strong focus of specification methods, test method development and improved product quality. In particular, Mr. McRae has defined our product development pipeline and budget, provided design controls and enhanced the customer support functions. We do not have key man insurance for either Mr. McRae, or Dr. Murphy-Chutorian. The loss of either Dr. Murphy-Chutorian or Mr.McRae’s services could still severely damage our business prospects, which could have a material adverse effect on our financial condition and results of operations.

We rely on a sole independent supplier and single facility for the manufacturing of FloChec®. Any delay or disruption in the supply of the product or facility, may negatively impact our operations.

We manufacture our product, FloChec®, through a sole independent contractor. The loss or disruption of our relationships with outside vendors could subject us to substantial delays in the delivery of our product to customers. Significant delays in the delivery of our product could result in possible cancellation of orders and the loss of customers. Although we expect our vendor to comply with our contract terms, we do not have control over our vendor. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

Further, we manufacture FloChec® through this sole contract manufacturer in one single facility. If an event occurred that resulted in material damage to this manufacturing facility or our manufacturing contractor lacked sufficient labor to fully operate the facility, we may be unable to transfer the manufacture of FloChec® to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.

Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.

The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover us in the event of liability claims, and as of the date of this annual report, no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability claim or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.

We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of FloChec® and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment, or may be required to do so by a regulatory authority. A recall of FloChec® or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.

If we fail to properly manage our anticipated growth, our business could suffer.

Our growth has placed, and will continue to place, a significant strain on our management and on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest, and result in losses or weaknesses. Additionally, our anticipated growth will increase the demands placed on our supplier, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

We will need to generate significant revenues to become and remain profitable.

We intend to increase our operating expenses substantially as we add sales representatives to increase our geographic sales coverage, increase our marketing capabilities, pursue research and new product and service offering development and increase our general and administrative functions to support our growing operations. We will need to generate significant sales to achieve and maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to become profitable or sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.

Our future financial performance will depend in part on the successful improvements and software updates to FloChec® on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that FloChec® will achieve significant commercial success as in the past and that it will gain meaningful market share. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to FloChec® or our other products in development. Further, we may not be able to develop improvements and software updates to FloChec® at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with FloChec®.

Failure to successfully introduce improve or update our products on a cost-effective basis, or delays in customer decisions related to the evaluation of our products could cause us to lose market acceptance and could materially adversely affect our business, financial condition and results of operations.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.

The market for medical systems, equipment and other devices and services is highly competitive. We compete with many medical service companies in the United States and internationally in connection with FloChec® and products under development. We face competition from numerous companies in the diagnostic area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize FloChec® or any other future products, if and when they are approved for sale or license, or service offerings that we may develop. Our future success will depend largely upon our ability to anticipate and keep pace with developments and advances. Current or future competitors could develop alternative technologies or products or service offerings that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products or service offerings become obsolete or uncompetitive, our related revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

One of our business strategies is developing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. The development of new products and service offerings involves time and expense and we may never realize the benefits of this investment.

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

Risks Related to our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

FloChec® and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. We must report to the FDA when evidence suggests that one of our devices may have caused or contributed to death or serious injury or has malfunctioned and the device or a similar device would be likely to cause or contribute to death or serious injury if the malfunction were to recur. If such adverse event occurred, we could incur substantial expense and harm to our reputation and our business and results of operations could be adversely affected.

Before a new medical device can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. The same rule applies when a manufacturer plans to market a medical device for a new use. The process can be costly and time-consuming. The FDA is expected to respond to a section 510(k) notification in 90 days, but often takes much longer. The premarket approval process usually takes six months to three years, but may take longer. We cannot assure that any new medical devices or new uses or modifications for FloChec® that we develop will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

FloChec® was cleared through the 510(k) clearance process in February 2010. However, any modification to a cleared 510(k) device that could significantly affect its safety or efficacy, or that would constitute a significant change in its intended use, will require a new clearance process. The FDA requires device manufacturers to make their own determination regarding whether a modification requires a new clearance; however, the FDA can review and invalidate a manufacturer’s decision not to file for a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations.

Moreover, as we explore other opportunities to generate revenue, which include performing risk assessment testing for physicians or insurance plans on their patient pools, we are subject to additional laws and regulations regarding the provision of such services. Although we intend to subcontract for qualified and licensed professionals to use our FloChec® device, among others, to provide risk assessment services to our customers’ patients, the provision of such services is subject to a number of laws and regulations, including with respect to patient data and other information.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.

The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. We anticipate significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) clearance process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July, 2011, the Institute of Medicine, which was asked by the FDA to evaluate and make recommendations on the 510(k) clearance program released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July, 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” This draft guidance document was withdrawn on July 17, 2012 in accordance with Section 510(n)(2)(B) of the Federal Food, Drug, and Cosmetic Act as amended by the Food and Drug Administration Safety and Innovation Act. An existing 1997 guidance on the same topic therefore remains in effect, but any future reforms could require us to file new 510(k) clearances and could increase the total number of 510(k) clearance to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.

Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that FloChec® or any future medical device we develop is ineffective or pose an unreasonable health risk, the FDA could:

•	require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;

•	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;

•	detain, seize or ban adulterated or misbranded medical devices;

•	refuse to provide us with documents necessary to export our product;

•	refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdraw 510(k) clearances that are already granted;

•	impose operating restrictions, including requiring a partial or total shutdown of production;

•	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or

•	assess criminal or civil penalties against our officers, employees or us.

If the FDA concludes that we failed to comply with any regulatory requirement during an inspection, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.

Although part of our business strategy is based on certain advantageous new payment provisions enacted under the current government healthcare reform, we also face significant uncertainty in the industry regarding the implementation of the Health Care Reform Law.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, President Obama signed into law the Health Care Reform Law. The Health Care Reform Law has brought a new way of doing business for providers and health insurance plans. We believe that fee for service programs will be reduced in favor of capitated programs that pay a monthly fee per patient. Risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified. Quality of care measured by completeness and wellness will induce higher payments per patient. These changes are already in place for 16 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed. Although we expect these measures to be mainly positive for our business given the ability of FloChec® to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases, due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Health Care Reform Law may have on us, our customers or our industry. If the Health Care Reform Law is not implemented as we anticipate, or if changes are made in the implementation of the Health Care Reform Law such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our business, financial condition and results of operations.

In addition, the Health Care Reform Law imposes a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. Generally, the lease of a taxable medical device by the manufacturer will be treated as a sale for purposes of the medical device excise tax, and the medical device excise tax will be imposed on the portion of the lease payment that relates to the use of the taxable medical device (subject to limitation in certain circumstances). The total cost to the industry is expected to be approximately $30 billion over ten years. This new and significant tax burden could have a negative impact on our results of our operations. Further, the Health Care Reform Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. While passage of the Health Care Reform Law may ultimately expand the pool of potential patients for FloChec®, the above-discussed changes could adversely affect our financial results and business.

The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.

We are subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. Additionally, to the extent we maintain financial relationships with physicians and other healthcare providers, we may be subject to Federal and state physician payment sunshine laws and regulations, which require us to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The False Claims Act imposes liability, including treble damages and per claim penalties, on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Care Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the False Claims Act and certain other false claims statutes.

We may be subject to liability under these laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws. Additionally, over the past ten years, partially as the result of the passage of the Health Insurance Portability and Accountability Act of 1996 and of the Health Care Reform Law, the government has pursued an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us. We have entered into a supply and distribution agreement with Bard Peripheral Vascular, Inc., as well as purchase agreements with a number of our customers, and intend to start offering risk assessment services to our customers. These customers include parties that bill Federal healthcare programs for use of our product, all of whom may be subject to government scrutiny. Finally, to the extent that any of the agreements are breached or terminated, our business may experience a decrease in revenues. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States, could have a material effect on our operating results in the period or periods for which that determination is made.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this annual report. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to other companies that comply with public company effective dates.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a newly public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer an emerging growth company, and in particular if we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Although we are currently both an emerging growth company and smaller reporting company, our management and other personnel will nevertheless need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly.

We are continuing to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, even if we are no longer a smaller reporting company, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in our internal control over financial reporting in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

In connection with the audit of our financial statements for the year ended December 31, 2013, our management and independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting. These material weaknesses related to our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous audit adjustments to our financial statements were identified during the course of the audit. Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2014 or 2013 in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Although we implemented measures to remedy these material weaknesses, we cannot assure you that we have identified all or that we will not in the future have additional material weaknesses. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act. If we have additional material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.

Risks Related to Our Intellectual Property

Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product.

Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our product. If our patent or any future patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our product was to be limited, our ability to continue to manufacture and market our product could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

As of December 31, 2014, we have been issued, or have rights to, one U.S. patent. In addition, we have filed three U.S. patent applications that are still pending. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of FloChec® or any future products. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that we and our employees and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or that these employees or independent contractors have used or disclosed intellectual property in violation of the rights of others. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. Although we do not expect the resolution of the proceeding to have a material adverse effect on our business or financial condition, litigation to defend ourselves against claims can be both costly and time consuming, and divert management’s attention away from growing our business.

In addition, while it is our policy to require our employees and independent contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also generally enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party infringed a patent or illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to our Common Stock

Our executive officers and Directors, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers and Directors beneficially own in the aggregate shares representing approximately 22.6% of our common stock as of January 31, 2015. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the Board of Directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

•	allow the authorized number of our Directors to be changed only by resolution of our board of directors;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting; and

•	limit who may call stockholder meetings.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

An active trading market for our common stock may not develop.

Prior to our initial public offering, there was no public market for our common stock. Although our common stock has traded on The NASDAQ Capital Market since February 2014, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for you to sell our shares without depressing the market price for the shares or at all.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products, services or technologies;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the medical device sector;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Because we outsource our manufacturing to a “turn-key” manufacturer and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. We currently use space for our corporate headquarters on a rent-free basis in a building located at 2330 NW Everett St., Portland, OR, that is owned by our Chairman and co-founder, Dr. Herbert Semler. We have also leased other facilities on an as-needed basis for our sales and marketing operations. For example, we lease a sales office in Menlo Park, CA as well as other smaller facilities in the Bay Area. See Note 7 to our audited financial statements, appearing elsewhere in this annual report for a description of our Menlo Park, CA lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Capital Market under the symbol “SMLR” since February 21, 2014. Prior to such time there was no public trading market for shares of our common stock. The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for our common stock.

	High	Low
2014
First Quarter (beginning February 21, 2014)	$7.00	$4.89
Second Quarter	$5.48	$3.90
Third Quarter	$4.16	$2.94
Fourth Quarter	$2.96	$1.96

Holders

On February 12, 2015, the closing sale price of a share of our common stock was $4.34 per share and there were 4,716,017 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 35 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors considers to be relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this annual report.

Purchases of Equity Securities

During the year ended December 31, 2014, we did not purchase any of our equity securities.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-192362) which was declared effective by the Securities and Exchange Commission on February 20, 2014. On February 26, 2014, a total of 1,430,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross offering proceeds of $10.0 million, managed by Aegis Capital Corp.

We paid to the underwriter underwriting discounts totaling approximately $0.8 million in connection with the offering. In addition, we incurred additional costs of approximately $1.8 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of approximately $2.6 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $7.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

The net proceeds from the offering have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this annual report.

Overview

We are an emerging medical risk-assessment company. Our mission is to develop, manufacture and market patented products that assist healthcare providers in monitoring patients and evaluating chronic diseases. Our first patented and U.S. Food and Drug Administration, or FDA cleared product, is FloChec®. FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities and is a useful tool for internists and primary care physicians for whom it was previously impractical to conduct blood flow measurements. We received FDA 510(k) clearance for FloChec® in February 2010, began Beta testing in the third quarter of 2010, and began commercially leasing FloChec® in January 2011. In the year ended December 31, 2014 we had total revenue of $3,635,000 and a net loss of $4,515,000 compared to total revenue of $2,274,000 and a net loss of $2,233,000 in 2013.

Sources of Revenues and Expenses

Revenue

We generate revenue primarily from the rental or license of our FloChec® system to our customers. We expect physicians and other providers that use FloChec® to provide a recurring source of revenue during the license term. We recognize revenue from the licensing of our FloChec® product as earned, on a month-to-month basis. FloChec® licences are billed at the rates established in our customer agreements.

Cost of revenue

Our cost of revenue consists primarily of four components: the depreciation expense of our FloChec® systems for lease; the write-off of the residual value of FloChec® systems retired from active leasing; manufacturing oversight personnel costs; and other miscellaneous items, such as freight, that are not directly related to FloChec® production. Each FloChec® unit has a depreciation schedule based on the cost of the unit. The cost of each unit is depreciated on a straightline basis over 36 months. Each unit has its own cost of production, which varies from time to time. We believe that the cost of each unit is a function of manufacturing efficiencies, supply costs and fixed overhead expense as affected by volume of units produced, which change from time to time. When cost of production is lower, the new units have a lower monthly depreciation and decrease the average depreciation per unit per month, which means our cost of revenue is lower. Similarly, if cost of production is higher, the new units will have a higher monthly depreciation and increase the average depreciation per unit per month, which means our cost of revenue is higher. We believe growth in the number of monthly depreciation charges is predominately due to our sales and marketing efforts, which add new customers to an established customer base. The retirement of units from active leasing is primarily a function of the aggregate number of FloChec® units rented and the occurrence from time to time of system upgrades. The other costs of revenue vary primarily as a function of the aggregate number of FloChec® units rented and changes in operations such as manufacturing, delivery or maintenance.

Engineering and product development expense

Our engineering and product development expense consists of costs associated with the design, development, testing and enhancement of our FloChec® product and other products in development. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our engineering and product development expense.

Sales and marketing expense

Our sales and marketing expense consists primarily of sales commissions and support costs, salaries and related employee benefits, travel, education, trade show and marketing costs.

General and administrative expense

Our general and administrative expense consists primarily of salaries and related employee benefits, professional service fees, associated travel costs and depreciation and amortization expense.

Total other income (expense)

Our total other income (expense) primarily reflects other taxes and fees as well as interest income and expense.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our audited financial statements, appearing elsewhere in this annual report.

Revenue Recognition

We recognize revenue for renting our FloChec® product to customers or for providing service on a per test basis to customers, as earned, on a month-to-month basis. FloChec® rent or per test charges are billed at our established rates.

Stock-Based Compensation

We recognize compensation expense in an amount equal to the estimated grant date fair value of each option grant, or stock award over the estimated period of service and vesting. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different values by management in connection with these assumptions in the Black Scholes option pricing model could produce substantially different results.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more-likely-than-not be realized from the results of operations. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. Also, given our relatively limited operating history, we have not yet identified any seasonality.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

We had revenue of $3,635,000 for the year ended December 31, 2014, an increase of $1,361,000, or 59.9%, compared to $2,274,000 in 2013. Our revenue is primarily generated from leasing of our FloChec® systems. We recognize rental revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 57.6%, and the average amount of revenue recognized per unit grew 1.4% compared to 2013. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Growth in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units.

Operating expenses

We had total operating expenses of $7,976,000 for the year ended December 31, 2014, an increase of $3,578,000, or 81.4%, compared to $4,398,000 in 2013. The primary reason for the increase were increased general and administrative expense, sales and marketing expense, engineering and product development expense, and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $692,000 for the year ended December 31, 2014, an increase of $223,000, or 47.5%, from $469,000 for 2013. The primary reason for the increase was $253,000 of additional cost in 2014 associated with employees who oversee manufacturing operations, which persons were not employed or employed for a short period in the prior year. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $65,000, or 49.8%, in 2014 compared to 2013 as there was a 57.6% increase in the number of monthly depreciation charges corresponding to the 57.6% increase in number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 5.0%. These increases were partially offset by other cost of revenue items, such as freight and other miscellaneous items, which were $24,000 lower, and cost of units that were retired, which were $70,000 lower, in 2014 compared to 2013.

Engineering and product development expense

We had engineering and product development expense of $1,113,000 for the year ended December 31, 2014, an increase of $757,000, or 212.6%, compared to $356,000 in 2013. The increase was primarily due to higher consulting costs for new product development of $647,000, higher salaries of $136,000 and other expenses of $3,000, partially offset by lower costs of $25,000 for clinical studies.

Sales and marketing expense

We had sales and marketing expense of $3,723,000 for the year ended December 31, 2014, an increase of $1,467,000, or 65.0%, compared to $2,256,000 in 2013. The increase was primarily due to higher salary expense of $1,308,000 associated with having an expanded sales team as compared to the prior period, higher travel expenses of $203,000, and higher sales commissions of $31,000, partially offset by $17,000 in lower stock compensation expense, $60,000 in lower trade show and other expenses. During the year, we primarily focused sales activity on insurance plans with Medicare Advantage members. Accordingly, we incurred costs associated with establishing these relationships prior to generating any product revenue.

General and administrative expense

We had general and administrative expense of $2,448,000 for the year ended December 31, 2014, an increase of $1,131,000, or 85.9%, compared to $1,317,000 in the same period in 2013. The increase was primarily due to added costs associated with being a publicly traded company of $299,000; higher salaries and fees for employees, directors, and consultants of $296,000; higher patent and legal expenses of $138,000; medical device excise tax, state and local tax, audit and tax preparation expenses of $120,000; higher insurance premiums of $117,000; higher stock compensation expense of $67,000; an increase in uncollectible accounts of $38,000; higher travel costs of $23,000; and higher merchant fees and other expenses of $31,000.

Other expense

We had other expense of $174,000 for 2014, an increase of $65,000, or 59.6%, compared to $109,000 in 2013. The increase was primarily due to higher interest expense of $66,000. As described in Note 6 to the audited financial statements, early retirement of leases associated with the opening of a new line of credit, resulted in acceleration of the expensing of deferred financing costs.

Net loss

For the foregoing reasons, we had a net loss of $4,515,000 for the year ended December 31, 2014, an increase of $2,282,000, or 102.2%, compared to a net loss of $2,233,000 for the year ended December 31, 2013.

Liquidity and Capital Resources

We had cash and restricted cash of $6,256,000 at December 31, 2014 compared to $734,000 at December 31, 2013, and total current liabilities of $4,064,000 at December 31, 2014 compared to $1,856,000 at December 31, 2013. As of December 31, 2014 we had working capital of approximately $2,682,000. Restricted cash of $2,100,000 at December 31, 2014 is deposited in a cash collateral account to secure our revolving credit line, see “—Description of Indebtedness” below. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our FloChec® product. Our principal sources of cash have included the issuance of equity, most recently our February 2014 initial public offering of common stock, and to a lesser extent, borrowings under loan agreements and revenue from leasing our FloChec® product. We expect that our operating expenses will continue to grow in order to grow our revenues and, as a result, we will need to generate significant additional net revenues to achieve profitability. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. For this reason, our independent registered public accountants’ report for the year ended December 31, 2014 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Although we do not have any current capital commitments, we expect that we may increase our expenditures to continue our efforts to grow our business and commercialize FloChec®. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating activities

We used $3,822,000 of net cash in operating activities for the year ended December 31, 2014. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities provided $693,000 of cash in the year ended December 31, 2014. These non-cash adjustments primarily reflect depreciation of $196,000, stock-based compensation expense of $190,000, amortization of deferred financing costs of $147,000, allowance for doubtful accounts of $128,000, and loss on disposal of assets for lease of $78,000. Cash provided by operating activities was primarily from deferred revenue of $246,000 and accrued expenses of $236,000, partially offset by trade accounts receivable of $255,000, accounts payable of $167,000 and net cash used due to prepaid expenses and other current assets of $106,000.

We used $1,192,000 of net cash in operating activities for the year ended December 31, 2013. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities provided $1,041,000 of cash in the year ended December 31, 2013. These non-cash adjustments primarily reflect loss on disposal of assets for lease of $158,000, stock-based compensation expense of $141,000, depreciation of $129,000, allowance for doubtful accounts of $90,000, and amortization of deferred financing costs of $88,000. Cash provided by changes in operating activities was primarily from deferred revenue of $302,000, accrued expenses of $233,000 and accounts payable of $169,000, partially offset by cash used for trade accounts receivable of $243,000 and prepaid expenses and other current assets of $26,000.

Investing activities

We used $2,541,000 of net cash in investing activities for the year ended December 31, 2014, primarily due to $2,100,000 in restricted cash (which is collateral for our line of credit), with the remainder for purchases of our FloChec® systems for license.

We used $441,000 of net cash in investing activities for the year ended December 31, 2013, primarily for purchases of our FloChec® systems for license.

Financing activities

We generated $9,785,000 of net cash from financing activities during the year ended December 31, 2014, primarily from proceeds from the sale of shares of our common stock in our February 2014 initial public offering and borrowings of $2,000,000 under a revolving line of credit, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities.

We generated $1,636,000 of net cash from financing activities during the year ended December 31, 2013, primarily from proceeds from sales of shares of our Series A Preferred Stock and warrants to acquire our Series A Preferred Stock in the third quarter, which proceeds were partially offset by offering costs and payment of current portion of long-term liabilities.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank. We may borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accrued but unpaid interest. The line of credit agreement provides for customary events of default and is secured by a collateral cash account at First Republic. As of December 31, 2014, we had borrowed $2,000,000 under the revolving line of credit. See Note 7 to our audited financial statements appearing elsewhere in this annual report for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of December 31, 2014 and 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of December 31, 2014 and 2013, other than employment/consulting agreements with key executive officers, we had no material commitments other than the liabilities reflected in our financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period, and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

We are not required to comply with Section 404 of the Sarbanes-Oxley Act under applicable rules for newly public companies and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. As a result, our management has not yet performed an evaluation of our internal control over financial reporting. Further, our independent registered public accounting firm is not yet required to, nor have they been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. In connection with the audit of our financial statements for the year ended December 31, 2013, our management and independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting. These material weaknesses related to our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements and the fact that policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, numerous audit adjustments to our financial statements were identified during the course of the audit. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than the remedial measures taken to address the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2014.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer and other senior financial officers (our Chief Financial Officer, Vice President of Finance, and other senior financial officers performing similar functions), which we refer to as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.semlercientific.com under the Corporate Governance section of the Investor Relations portion of the website. Our Code of Business Conduct and Ethics is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated thereunder. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of the covered persons.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section entitled “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement and is incorporated herein by reference.

.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) Financial Statements:

Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this annual report on Form 10-K.

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

4.2

Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.1

Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.4†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013.

(incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.7†

Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013(incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.8

Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.10†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.11

Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).

10.12†

Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

23.1*	Consent of BDO USA, LLP dated February 13, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____

*          Filed herewith

†          Indicates a management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Semler Scientific, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Semler Scientific, Inc. as of December 31, 2014 and 2013 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semler Scientific, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and expects continuing future losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, New York
February 13, 2015

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash	$4,156	$734
Restricted cash	2,100	-
Trade accounts receivable, net of allowance for doubtful accounts of $51 and $15 respectively	355	228
Prepaid expenses and other current assets	135	47
Total current assets	6,746	1,009
Assets for lease, net	673	512
Property and equipment, net	9	1
Long-term deposits	17	-
Deferred financing costs	55	202
Total assets	$7,500	$1,724
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$89	$255
Accrued expenses	1,363	1,128
Deferred revenue	612	366
Equipment lease, current portion	-	47
Loans payable, current portion	2,000	60
Total current liabilities	4,064	1,856
Long-term liabilities:
Equipment lease, net of current portion	-	65
Loans payable, net of current portion	-	98
Total long-term liabilities	-	163
Stockholders' equity (deficit):
Redeemable convertible preferred stock series A, $0.001 par value; 2,800,000 shares authorized; 0, and 1,468,402 shares issued and outstanding, respectively; aggregate liquidation preference of $0, and $6,608, respectively	-	6,020
Redeemable convertible preferred stock series A-1, $0.001 par value; 800,000 shares authorized; 0, and 293,750 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $1,175, respectively	-	482
Redeemable convertible preferred stock series A-2, $0.001 par value; 400,000 shares authorized; 0, and 250,000 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $500, respectively	-	208
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,741,017, and 811,750 shares issued, and 4,716,017 and 786,750 shares outstanding (treasury shares of 25,000, and 25,000, respectively)	5	1
Additional paid-in capital	17,298	2,346
Accumulated deficit	(13,867)	(9,352)
Total stockholders' equity (deficit)	3,436	(295)
Total liabilities and stockholders' equity (deficit)	$7,500	$1,724

See accompanying notes to financial statements.

Semler Scientific, Inc.

Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	For the year ended December 31,
	2014	2013
Revenue	$3,635	$2,274

Operating expenses:
Cost of revenue	692	469
Engineering and product development	1,113	356
Sales and marketing	3,723	2,256
General and administrative	2,448	1,317
Total operating expenses	7,976	4,398

Loss from operations	(4,341)	(2,124)

Other income (expense):
Interest expense	(175)	(108)
Other income (expense)	1	(1)
Other expense	(174)	(109)

Net loss	$(4,515)	$(2,233)

Net loss per share, basic and diluted	$(1.10)	$(2.84)

Weighted average number of shares used in computing basic and diluted loss per share	4,105,754	786,750

See accompanying notes to financial statements.

Semler Scientific, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands of U.S. Dollars, except share and per share data)

	Redeemable Convertible
	Preferred Stock (Mezzanine)		Convertible Preferred Stock						Common Stock		Treasury stock
										Common			Additional		Total
		Series A		Series A		Series A-1		Series A-2	Shares	Stock			Paid-In	Accumulated	Stockholders’
	Series A	Amount	Series A	Amount	Series A-1	Amount	Series A-2	Amount	Issued	Amount	Shares	Amount	Capital	deficit	Deficit
Balance at January 1, 2013	936,292	$3,602	—	—	293,750	$482	250,000	$208	811,750	$1	(25,000)	$—	$2,853	$(7,119)	$(3,575)
Elimination of redeemable right of Series A convertible preferred shares	(936,292)	(3,602)	936,292	3,602	—	—	—	—	—	—	—	—	—	—	3,602
Elimination of redeemable right of warrants to buy Series A convertible preferred shares	—	—	—	31	—	—	—	—	—	—	—	—	—	—	31
Issuance of convertible preferred shares series A	—	—	532,110	2,409	—	—	—	—	—	—	—	—	—	—	2,409
Offering costs	—	—	—	(22)	—	—	—	—	—	—	—	—	(648)	—	(670)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	141	—	141
Net loss for 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233
Balance at December 31, 2013	—	$—	1,468,402	$6,020	293,750	$482	250,000	$208	811,750	$1	(25,000)	$—	$2,346	$(9,352)	$(295)
Conversion of all Preferred classes to common stock in IPO	—	—	(1,468,402)	(6,020)	(293,750)	$(482)	(250,000)	$(208)	2,491,267	3	—	—	6,707	—	—
IPO funding	—	—	—	—	—	—	—	—	1,430,000	1	—	—	10,010	—	10,011
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,959)	—	(1,959)
Stock option exercise	—	—	—	—	—	—	—	—	8,000	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	190	—	190
Net loss for 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,515)	(4,515)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	4,741,017	$5	(25,000)	$—	$17,298	$(13,867)	$3,436

See accompanying notes to financial statements.

Semler Scientific, Inc.
Statements of Cash Flows

(In thousands of U.S. Dollars, except share and per share data)

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,515)	$(2,233)
Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	147	88
Depreciation	196	129
Loss on disposal of assets for lease	78	158
Allowance for doubtful accounts	128	90
Stock-based compensation expense	190	141
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(255)	(243)
Prepaid expenses and other current assets	(106)	(26)
Accounts payable	(167)	169
Accrued expenses	236	233
Deferred revenue	246	302
Net Cash Used in Operating Activities	(3,822)	(1,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(9)	(1)
Change in restricted cash	(2,100)	-
Purchase of assets for lease	(432)	(440)
Net Cash Used in Investing Activities	(2,541)	(441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,014	-
Issuance of convertible preferred stock	-	2,409
Offering costs	(1,959)	(670)
Proceeds from loans payable	2,000	-
Payments of loans payable	(158)	(60)
Payments of equipment leases	(112)	(43)
Net Cash Provided by Financing Activities	9,785	1,636
INCREASE IN CASH	3,422	3
CASH, BEGINNING OF PERIOD	734	731
CASH, END OF PERIOD	$4,156	$734
Cash paid for income taxes	$1	$3
Cash paid for interest	$28	$17
Supplemental disclosure of noncash financing activity:
Conversion of preferred stock to common stock	$6,707	$-
Re-class of warrant liability to equity		31

See accompanying notes to financial statements.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

1.	The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company is an emerging medical risk-assessment company that develops, manufactures and markets patented products that assist healthcare providers in monitoring patients and evaluating chronic diseases. The Company’s first patented and FDA cleared product, FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities. The Company received FDA 510(k) clearance for FloChec® in February 2010, began Beta testing in the third quarter of 2010, and started commercially leasing FloChec® in January 2011.

The Company has one operating segment and generates revenue domestically primarily through direct licensing to direct customers. Less than 25% of total revenue is generated through the Company’s distribution partners. The Company is based in Portland, Oregon.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of December 31, 2014, the Company has working capital of $2,682, cash and restricted cash of $6,256 (which includes $2,100 of restricted cash) and stockholders’ equity of $3,436. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability.

The Company’s financial statements as of December 31, 2014 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first quarter of 2014. The Company granted the underwriter an option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which become exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include revenue recognition, legal contingencies, allowance for doubtful accounts, valuation of equipment on lease, deferred tax asset valuation allowance, stock-based compensation and valuation of warrants, common and convertible preferred stock. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Revenue Recognition

The Company derives its revenue predominately from licensing its FloChec® product to customers pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. The Company’s arrangements with customers are normally on a month-to-month basis with FloChec® fees billed at the rates established in the customer agreement.

Restricted Cash

On September 30, 2014 the Company entered into a revolving credit line with First Republic Bank. Per the terms of this line of credit, the Company is required to keep a collateral cash account open with First Republic Bank. The cash balance of this collateral cash account must be a minimum of 105% of the total principal balance outstanding on the line of credit. As of December 31, 2014, the Company was in compliance with this requirement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for doubtful accounts by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2014 and 2013, assets for lease consisted of FloChec® devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenue.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2014 and 2013, there were no impairment indicators.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy under FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, are described as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 — Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own models.

The financial instruments of the Company consist primarily of cash, accounts receivable, accounts payable, loans and leases payable of the Company. The carrying amounts of these items are considered a reasonable estimate of fair value at December 31, 2014 and 2013 due to their short term nature and their market interest rate, which represents level 2 valuations.

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The full amount is expected to be recognized as revenues within one year from the balance sheet date and, therefore, such deferred amounts have been classified as current liabilities in the balance sheets presented. The Company generally invoices its clients in advance of a rental period with payment due upon receipt of the invoice.

Deferred Financing Costs

In 2011, certain of the Company’s Directors personally guaranteed various loans or leases for the Company from First Republic Bank and U.S. Bancorp Business Equipment Finance Group, see Note 7. In consideration for the personal guarantees, these directors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of $425 at issuance. The deferred financing costs are the fair value of the related warrants less the purchase price of the warrants. These financing costs were deferred and were being amortized over the term of the loan or lease obligation. The amount amortized to interest expense was $147 and $88 in 2014 and 2013, respectively. The leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs in 2014. See Note 7.

Research and Development

The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of the FloChec® product. Such expenses include salaries and related employee benefits, and fees paid to external service providers.

Stock-Based Compensation

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of each option grant or stock award that is expected to vest over the estimated period of service and vesting. The estimation of the fair value of each stock-based grant on the date of grant involves numerous assumptions by management. The Company uses the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected volatility and the price of the underlying stock. In addition, the Company estimates the forfeiture rate of such awards during the requisite service period. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2014 and 2013.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax bases of existing assets and liabilities and operating loss carry forwards, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forward and deferred tax asset will not be realized. The estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by dividing the weighted-average number of common shares outstanding during the periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, the Company’s outstanding common stock equivalents consisted of options and warrants to purchase shares of common stock, all of which are antidilutive, and therefore were not included in the calculation for diluted loss per share.

Excise Tax Liability on Medical Devices

Recognition of the excise tax liability falls under ASC 450, Contingencies, because the tax is assessed on revenues. The Company recognizes the excise tax when a rental payment is invoiced. Based on the guidance in ASC 605-45-50-3 and 50-4, these excise taxes are presented on a gross basis, included in revenue and general and administrative expenses. The excise tax is not an income tax.

4.     Assets for lease, net

Assets for lease consist of the following:

	As of December 31,
	2014	2013
Assets for lease	$956	$688
Less: Accumulated Depreciation	(283)	(176)
Assets for lease, net	$673	$512

Depreciation expense amounted to $194 and $129 for the years ended December 31, 2014 and 2013, respectively. Reduction to accumulated depreciation for returned items was $87 and $46 for the years ended December 31, 2014 and December 31, 2013, respectively.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

5.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2014	2013
Offering Costs	$407	$722
Compensation	721	264
Miscellaneous Accruals	235	142
Total Accrued Expenses	$1,363	$1,128

The accumulated offering costs that were accrued pertain to consulting fees associated with securing equity financing for the Company prior to the IPO. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing.

6.	Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consist of bank deposits held with banks that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2013, there were two customers representing invoicing greater than 10% of all customers, 18.18% and 13.08%, respectively. As of December 31, 2013 there was one customer with an accounts receivable balance in excess of 10% of the total. That customer had 17.57% of the total balance, which amount was paid in full. For the year ended December 31, 2014, there were two customers representing invoicing greater than 10% of all customers, 19.82% and 12.12%, respectively. As of December 31, 2014 there were two customers with accounts receivable balances in excess of 10% of the total, 19.4% and 13.3%, respectively. Both balances have been paid as of the date of this annual report.

7.	Commitments and Contingencies

Facilities Leases

The Company had no material facilities leases for the years ended December 31, 2014 and 2013 and had no rent expense for such years. On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $186.6 for the year ended December 31, 2015; $209.1 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018.

Equipment Leases and Loans Payable

On February 9, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group. Pursuant to the agreement, the Company obtained a $39 secured loan for a 48-month term that had an annual fixed interest rate of 13%. The loan was secured by the related leased equipment. Under the agreement, the Company made monthly payments consisting of $1 of principal plus any accrued interest. The agreement provided for customary events of default. This loan was personally guaranteed by a Company director and a principal stockholder of the Company. As of December 31, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $13.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

On May 27, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group. Pursuant to the Agreement, the Company obtained a $109 secured loan for a 60-month term that had an annual fixed interest rate of 6%. The loan was secured by the related leased equipment. Under the Agreement, the Company made monthly payments consisting of $2 of principal plus any accrued interest. The Agreement provided for customary events of default. This loan was personally guaranteed by a Company director and a principal stockholder of the Company. As of December 31, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $57.

At various dates in 2011, the Company entered into Lease Agreements with Lease Corporation of America. Pursuant to these agreements, the Company obtained an aggregate amount of $66 for a 60-month term that had variable annual interest rates of approximately 14%. The leases were secured by the related leased equipment. Under the agreements, the Company made monthly payments of approximately $1 of principal plus any accrued interest. The agreements provided for customary events of default. The leases were personally guaranteed by a principal stockholder of the Company. As of December 31, 2014, the Company has retired this facility. At December 31, 2013, the Company had outstanding borrowings of $42.

On June 17, 2011, the Company entered into a loan agreement with First Republic Bank. Pursuant to the loan agreement, the Company obtained a $150 secured loan for a 60-month term that had a variable interest rate based on First Republic’s Prime plus a spread of 1.75% p.a. and a floor of 3.25% p.a. The initial interest rate was 5% p.a. Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provided for customary events of default. This loan was personally guaranteed by a principal stockholder of the Company. As of December 31, 2014, the Company has retired this loan agreement. At December 31, 2013, the Company had outstanding borrowings of $75.

On September 13, 2011, the Company entered into an additional loan agreement with First Republic Bank. Pursuant to the loan agreement, the Company obtained a $150 loan for a 60-month term that had a variable annual interest rate based on First Republic’s Prime plus a spread of 1.75% and a floor of 3.25%. The initial interest rate was 5%. Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provided for customary events of default. This loan was personally guaranteed by a principal stockholder of the Company. As of December 31, 2014, the Company has retired this loan agreement. At December 31, 2013, the Company had outstanding borrowings of $83.

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company may borrow up to $2,000 for a 12-month term that has a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. Under the line of credit agreement, the Company will make monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provides for customary events of default. This line of credit is secured by a $2,100 collateral cash account in the Company’s name at First Republic. As of December 31, 2014, the Company was in compliance with the material terms of this facility. At December 31, 2014, the Company had outstanding borrowings of $2,000. The line of credit matures September 30, 2015. Accordingly, the entire amount is classified as short-term.

Interest expense under these obligations for the years ended December 31, 2014 and 2013 was $28 and

$20, respectively.

Indemnification Obligations

The Company enters into agreements with customers, partners, lenders, consultants, lessors, contractors, sales representatives and parties to certain transactions in the ordinary course of the Company’s business. These agreements may require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. The Company has also agreed to indemnify the directors and certain of the officers and employees in accordance with the by-laws of the Company. These indemnification provisions will vary based upon the nature and terms of the agreements. In many cases, these indemnification provisions do not contain limits on the Company’s liability, and the occurrence of contingent events that will trigger payment under these indemnities is difficult to predict. As a result, the Company cannot estimate its potential liability under these indemnities. The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company had not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. In certain cases, the Company has recourse against third parties with respect to the aforesaid indemnities, and the Company believes it maintains adequate levels of insurance coverage to protect the Company with respect to potential claims arising from such agreements.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

8.	Stockholders’ Equity (Deficit)

Authorized Capital

In connection with the conversion to a Delaware corporation, during the quarter ended September 30, 2013, the Company’s certificate of incorporation was amended and restated to authorize the Company to issue up to 54,000,000 shares, of which 50,000,000 shares were designated as common stock with par value of $0.001 per share and 4,000,000 shares were designated as convertible preferred stock with par value of $0.001 par value per share. The authorized preferred stock for all periods presented is as follows: (i) 2,800,000 shares of Series A convertible Preferred Stock, (ii) 800,000 shares of Series A-1 convertible Preferred Stock, and (iii) 400,000 shares of Series A-2 convertible Preferred Stock.

A.	Common Stock

Issuance of Common Stock

There were no issuances of common stock during 2013. In February 2014, the Company completed its IPO in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first quarter of 2014. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock.

Voting Rights of Common Stock

Each holder of shares of Common Stock is entitled to one vote for each share held.

Common Stock Warrants

There were no issuances of common stock warrants during 2013. In February 2014, in connection with the closing of the IPO, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other then outstanding warrants of the Company became exercisable for 288,214 shares of common stock effective upon the IPO in accordance with their terms. In addition, the Company issued the underwriter for its IPO warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which become exercisable February 20, 2015 and expire February 20, 2019.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Common Stock

For the years ended December 31, 2014 and 2013, a total of 1,009,214 and 3,933,732 shares of common stock, respectively, were reserved for issuance upon (i) conversion of outstanding convertible preferred stock, (ii) exercise of convertible preferred or common stock warrants, and (iii) the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2014	2013
Convertible preferred stock	-	2,012,152
Preferred stock warrants	-	1,584,080
Common stock warrants	359,714	-
Options	649,500	337,500
Total	1,009,214	3,933,732

B.	Convertible Preferred Stock

During the quarter ended September 30, 2013, the Company issued 532,110 shares of Series A convertible Preferred Stock and 298,242 warrants to buy shares of Series A convertible Preferred Stock at an exercise price of $4.50 per share with a three year term to accredited investors for an aggregate purchase price of $2,409. The Company recorded offering costs relating to these purchases amounting to $22 as a charge to additional paid in capital.

C.	Offering Costs Associated With IPO

During the year ended December 31, 2013 the Company incurred a total of $648 of offering costs associated with IPO efforts, of which $456 was paid prior to the end of 2013. The Company incurred $1,959 of such expenses in the first quarter of 2014, all of which have been paid as of the date of this annual report.

9.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan provides that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”). However, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 468,000 shares for the year ending December 31, 2015.

In light of stockholder approval of the 2014 Plan, the Company will no longer grant equity awards under the 2007 Plan. As of December 31, 2014, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 200,000 shares of an aggregate total of 450,000 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2014 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2014 and 2013 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2013	337,500	$1.82	7.20	$0
Options granted	-
Balance, December 31, 2013	337,500	$0.52	6.16	$2,693
Options granted	320,000	2.48
Options exercised	(8,000)	0.52		$17
Balance, December 31, 2014	649,500	$1.49	7.44	$474
Exercisable as of December 31, 2013	337,500	$0.52	6.16	$2,693
Exercisable as of December 31, 2014	399,552	$1.10	6.01	$474

The total compensation cost related to unvested stock option awards not yet recognized was $332 and $0 as of December 31, 2014 and 2013, respectively. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards is 3.86 years. The total estimated grant date fair value of unvested options was $332 and $0 as of December 31, 2014 and 2013, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2014 and 2013 was $190 and $81, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2014 is $1.63 per share or an aggregate grant date fair value of $523. There were no options granted during the year ended December 31, 2013.

In June 2013, the Company accelerated the vesting of all then outstanding stock options, and as a result, all of the then outstanding 337,500 stock options granted under the 2007 Plan were vested and exercisable as of June 30, 2013. Stock-based compensation expense of $141 was recorded at the time of the acceleration to account for all the remaining unrecognized compensation costs. For the year ended December 31, 2013, there were no grants, exercises, or cancellations of stock options.

On July 24, 2014, the Company’s Board of Directors granted 70,000 stock options under the 2007 Plan. These options were 100% vested and exercisable at the date of issue. The Company has recorded $178 of stock based compensation expense associated with these grants. During 2014, there were 70,000 grants, 8,000 exercised, and no cancelations of stock options under the 2007 Plan.

On November 11, 2014 the Company’s Board of Directors granted options to acquire an aggregate of 250,000 shares under the 2014 Plan. The options vest on a monthly schedule over 48 months such that they are vested in full on the four-year anniversary of the grant date. The Company has recorded $12 of stock based compensation expense associated with these grants. As of December 31, 2014 there were 250,000 grants, no exercises and no cancelations of stock options under the 2014 Plan.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Year ended December 31,
	2014	2013
Expected term (in years)	5	—
Risk-free interest rate	1.6%	—
Expected volatility	82.2%	—
Expected dividend rate	0%	—

The assumptions are based on the following for each of the years presented:

Valuation Method — The Company estimates the fair value of its stock options using the Black-Scholes option pricing model.

Expected Term — The Company estimates the expected term consistent with the simplified method identified by the Securities and Exchange Commission (“SEC”). The Company elected to use the simplified method because of its limited history of stock option exercise activity and its stock options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Volatility — Since the Company has no trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

Risk-free Interest Rate — The risk-free interest rate is based on median U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend — The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Forfeiture — The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company has recorded an expense of $190 and $141 as it relates to stock-based compensation for the years ended December 31, 2014 and 2013, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Year ended December 31,
	2014	2013
Cost of Revenue	$1	$-
Engineering and Product Development	1	3
Sales and Marketing	4	21
General and Administrative	184	117
Total	$190	$141

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

10.    Income Taxes

The components of the provision for income taxes are as follows:

	2014	2013
Current tax provision:
Federal	$—	$—
State	9	—
Deferred tax provision:
Federal	—	—
State	—	—
Total	$9	$—

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	(0.13)%	0.01%

Change in valuation allowance	(33.62)%	(34.03)%
Other	(0.45)%	0.04%
Effective income tax rate	(0.20)%	0.02%

Deferred tax assets are comprised of the following at December 31:

Deferred tax assets:
Net operating loss carryforwards	$2,966	$1,562
Deferred Revenue	233	144
Depreciation and amortization	47	58
Stock-based compensation	163	93
Accrual and reserve	25	37
Research and Development Credits	106	11
Total gross deferred tax assets	3,540	1,905
Less valuation allowance	(3,540)	(1,905)
Net deferred tax assets	$—	$—

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $8,200 for Federal and $2,800 for California, which begin to expire in 2032. The Company also has Federal research and development credit carryforwards of approximately $100 at December 31, 2014 which begin to expire in 2032.

ASC 740-10, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s ability to use operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). The annual limitation under Section 382 of the Internal Revenue Code is approximately $1,200 based on the stock market value of the Company established on the date of the IPO in February 2014. Future changes in stock ownership may occur that would create further limitations on the Company’s use of t operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits might exist.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2014 and 2013. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.

The Company’s tax years beginning 2010 remain open for examination by the federal and state tax authorities for three and four years, respectively. Tax years beginning 2012 will remain open for examination from the date of utilization of any net operating loss or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2014.

11.    Net loss per share attributable to common stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Year ended December 31,
	2014	2013
Net loss	$(4,515)	$(2,233)
Weighted average shares outstanding	4,105,754	786,750
Basic and diluted loss per share attributable to common stockholders	$(1.10)	$(2.84)

Because the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each period as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year ended December 31,
	2014	2013
Weighted average shares outstanding:
Convertible preferred stock	—	1,614,531
Convertible preferred stock warrants	—	1,361,218
Common stock warrants	304,373	—
Options	403,662	337,500
Total	708,035	3,313,249

12.	Subsequent Events

On January 1, 2015, the Company’s Chief Executive Officer received a stock option grant for 75,000 shares under the 2014 Plan. The options vest on a monthly schedule over 48 months such that they are vested in full on the four-year anniversary of the grant date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2015

Semler Scientific, Inc.

By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Murphy-Chutorian, Daniel Conger and James M. Walker, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2015
Douglas Murphy-Chutorian, M.D.

/s/ James M. Walker	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2015
James M. Walker

/s/ Herbert J. Semler, M.D.	Chairman of the Board of Directors	February 13, 2015
Herbert J. Semler, M.D.

/s/ Bruce J Barclay	Director	February 13, 2015
Bruce J Barclay

/s/ Aidan M. Collins	Director	February 13, 2015
Aidan M. Collins

/s/ Greg S. Garfield	Director	February 13, 2015
Greg S. Garfield

/s/ Arthur N. Leibowitz, M.D., F.A.A.P.	Director	February 13, 2015
Arthur N. Leibowitz, M.D., F.A.A.P.

/s/ Wayne T. Pan, M.D., Ph.D.	Director	February 13, 2015
Wayne T. Pan, M.D., Ph.D.

/s/ Shirley Semler	Director	February 13, 2015
Shirley Semler

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

4.2

Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.1

Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.4†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.7†

Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013(incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.8

Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.10†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.11

Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).

10.12†

Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

23.1*	Consent of BDO USA, LLP dated February 13, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____

*           Filed herewith

†           Indicates a management contract or compensatory plan or arrangement