Form 10-K/A
period 2014-12-31
Semler Scientific, Inc.
filed 2015-04-28
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Semler Scientific, Inc. is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of April 28, 2015:

Name	Age	Position	Director Since	Term Expires
Herbert J. Semler, M.D.	86	Chairman of the Board	November 2007	2015
Douglas Murphy-Chutorian, M.D.	60	Chief Executive Officer and Director	September 2012	2015
Robert G. McRae	46	Chief Operating Officer	N/A	N/A
James M. Walker	66	Chief Financial Officer	N/A	N/A
Bruce J Barclay	58	Director	May 2014	2015
Aidan M. Collins	52	Director	July 2014	2015
Greg S. Garfield	52	Director	November 2013	2015
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	68	Director	June 2014	2015
Wayne T. Pan, M.D., Ph.D.	51	Director	May 2014	2015
Shirley L. Semler	79	Director	November 2007	2015

Herbert J. Semler, M.D. — Dr. Herbert J. Semler co-founded Semler Scientific, Inc. in 2007 and has served as chairman of the board of directors since that time. Dr. Semler also served as our chief executive officer until October 31, 2012. Over his 45 years of medical practice, Dr. Semler has developed, manufactured, and marketed products for three cardiovascular companies. As a board certified cardiologist, Dr. Semler holds multiple patents and patent applications for cardiovascular products. He has experience with Holter monitoring, telemedicine, cardiac telemetry, pacemaker surveillance, cardiac event monitoring, including development of the “King of Hearts” device. Dr. Semler also invented a femoral vascular hemostatic device, which has been used on over fifteen million patients. Dr. Semler has had a distinguished career in medicine including the following accomplishments: he has served as Professor of Cardiology at Oregon Health Sciences University where he founded and funded The Dr. Herbert and Shirley Semler Cardiovascular Institute; he is a Fellow of the American College of Cardiology, American College of Physicians, Society of Cardiac Interventions and Angiography, and the American Heart Association; and he has published over 90 articles in the field of cardiovascular medicine. Dr. Semler is also the chairman of the Shirley & Herbert Semler Foundation and until March 2008 was the chairman of Advanced Vascular Dynamics. Dr. Semler is currently the chief executive officer of Semler Health Perks, Inc., a private medical consumer software applications company founded by Dr. Semler in October 2012. Dr. Semler is the husband of our director and co-founder, Shirley L. Semler. Dr. Semler’s extensive experience in the fields of cardiology and medical device companies, and his experience and knowledge as a founder and executive of our company qualify him to be a director of our company.

Douglas Murphy-Chutorian, M.D. — Dr. Douglas Murphy-Chutorian has served as a member of our board of directors since September 2012 and as our chief executive officer since October 31, 2012. Dr. Murphy-Chutorian has had broad, diverse career experience in healthcare over the past 30 years, stretching from clinician, academician, inventor, entrepreneur, chief executive officer, chairman of the board, and consultant to financial firms. Since April 15, 2005, he has been managing director of Select Healthcare Capital, LLC. Dr. Murphy-Chutorian is a named inventor on more than 30 patents, and has guided more than 50 products through various regulatory approval processes. His business career has included extensive involvement in all facets of the medical industry from financial, research and development, manufacturing, marketing and sales, regulatory, reimbursement, and clinical trials. His breadth of healthcare experience includes all major sectors of the industry: medical devices, health services, pharmaceuticals, biotechnology and managed care. He received his B.A. and M.D. from Columbia University. He completed his internal medicine residency at New York University/Bellevue Medical Center and his fellowship in cardiology at Stanford University Medical Center. He has served as a faculty member in interventional cardiology at both Stanford and Montefiore Medical Center. Dr. Murphy-Chutorian’s experience as a cardiologist, inventor and executive qualify him to be a director of our company.

Robert G. McRae — Mr. Robert G. McRae has served as our chief operating officer since November 2010. Mr. McRae is a seasoned executive experienced in the medical device industry, specifically in growing early stage companies. As chief operating officer, he has been responsible for all operational aspects of the company. From April 2010 until joining our company, Mr. McRae was the principal consultant of McRae Consulting. From March 2008 to April 2010, Mr. McRae was vice president, research and business development for Bacchus Vascular, Inc. He was part of the diligence, eventual acquisition, and subsequent integration of Bacchus Vascular into Covidien, Inc. From 2002 to 2007, Mr. McRae held several different positions with VNUS Medical, including heading manufacturing, research and development, and business development. Mr. McRae built the infrastructures and teams that supported VNUS’ growth from a start-up, through a successful initial public offering. Prior to VNUS, Mr. McRae worked at Stryker Endoscopy. Prior to his medical device experience, Mr. McRae held various positions in the U.S. Navy for a period of six years. Mr. McRae earned an M.B.A. from Santa Clara University and a B.S.M.E. from San Jose State University.

James M. Walker — Mr. James M. Walker has served as our chief financial officer and principal accounting officer since June 18, 2014 pursuant to a consulting agreement with The Brenner Group. Mr. Walker is a seasoned Silicon Valley executive with over 25 years of executive management experience in various technology fields as chief financial officer, chief operating officer and chief executive officer, including as chief financial officer for three public companies. Mr. Walker is currently employed by The Brenner Group, Inc., a management services firm. Mr. Walker previously served as chief financial officer for Spigit, Inc., a social media software company from August 2012 to February 2014. From January 2012 and August 2012 Mr. Walker was employed by The Brenner Group. During his earlier association with The Brenner Group, Mr. Walker served as chief financial officer of Sierra Photonics, Inc. and Wikipad Inc. From December 2004 to December 2010, Mr. Walker also served as president and chief executive officer of Alara, Inc., a medical device company, and prior to that he held chief financial officer positions with AlphaSmart, Inc., provider of technology solutions for the education market; Rivio, Inc., a provider of web-based services to small businesses; and Diamond Multimedia Systems, Inc., a supplier of multimedia subsystems to the personal computer industry. Mr. Walker holds an M.B.A. from Santa Clara University and a B.S. in mathematics from San Jose State University.

Bruce J Barclay — Mr. Bruce J Barclay has served as a member of our board of directors since May 2014. Mr. Barclay has over 35 years of experience in the healthcare industry, with nearly 15 years of that leading medical device companies. From 2010 to 2014 Mr. Barclay was president and chief executive officer, and a member of the board of directors, of Hansen Medical (NASDAQ: HNSN), a developer, manufacturer and global seller of intravascular robotics. From 2005 to 2010 he was president and chief executive officer, and a member of the board of directors, of SurModics (NASDAQ: SRDX), a provider of drug delivery and surface modifications technologies to the healthcare industry, having previously served as its president and chief operating officer from 2003 to 2005. Prior to joining SurModics, from 2000 to 2003, Mr. Barclay served as president and chief executive officer and a member of the board of directors of Vascular Architects, a medical device company that developed, manufactured and sold products to treat peripheral vascular disease. Prior to Vascular Architects, he was an officer and senior vice president of Guidant Corporation from 1994 to 2000. Before Guidant he held several positions of increasing responsibility at Eli Lilly and Company from 1978 to 1994. Mr. Barclay received a J.D. from Indiana University School of Law, and a B.S. in Chemistry and a B.A. in Biology, both from Purdue University. He is also a registered patent attorney. Mr. Barclay’s extensive record of high achievement in managing research, product development, operations, as well as domestic and international commercial teams in multiple markets and his deep knowledge of the medical device industry qualify him to be a director of our company.

Aidan M. Collins — Mr. Aidan M. Collins has served as a member of our board of directors since July 2014. Mr. Collins currently serves as the chief executive officer and founder of ControlMetric, Inc., a consulting and software company focused on bringing data-driven, fact-based approaches to operational risk management. Mr. Collins is responsible for all aspects of company operations, including business development, marketing and external relations. Prior to ControlMetric, Mr. Collins served as a partner at Bain & Company, from 2007 to 2010, where he led client relationships and consulting projects covering a range of strategic and operations issues, including IT strategy, cost reduction, post-merger integration and operations improvement. From 2004 to 2007, Mr. Collins was a partner in the advisory services practice at PricewaterhouseCoopers LLP, where he was a leader in the information technology effectiveness and healthcare payer practices in Northern California. Prior to that, Mr. Collins served as the senior vice president, sales and marketing in the healthcare group at Perot Systems, from 2002 to 2004, where he was responsible for leading sales and business development efforts for large healthcare organizations nationwide, focused on selling business process and technology outsourcing services to large healthcare payers. From 1992 to 2002, Mr. Collins served as partner with the enterprise risk services group at Deloitte & Touche LLP, where his responsibilities included leading the firm’s national practice related to the Health Insurance Portability and

Accountability Act, or HIPAA, and the information security services practice in Northern California and Hawaii. Mr. Collins holds an M.B.A. from The Wharton School, University of Pennsylvania, an M.H.A. from the University of North Carolina at Chapel Hill and a B.E. from University of Limerick in Ireland. We believe Mr. Collins’ extensive leadership and business experience qualify him to be a director of our company.

Greg S. Garfield — Mr. Greg S. Garfield has served as a member of our board of directors since November 2013. Mr. Garfield serves as a director on the boards of a number of private companies in the healthcare industry. From 2006 to 2011, he had various roles at Acclarent, Inc., a medical technology company, including chief operating officer. Acclarent, Inc. was acquired by Johnson and Johnson at a valuation of approximately $800 million cash in January 2010. From 1995 to 2006, Mr. Garfield had various roles at Guidant Corporation, a medical technology company. Guidant was acquired by Boston Scientific Corporation in 2006 at a valuation of approximately $27 billion in cash and stock. Mr. Garfield has a J.D. from McGeorge School of Law, University of the Pacific and a B.S. from California Polytechnic State University. We believe Mr. Garfield’s significant business experience at other medical technology companies qualifies him to be a director of our company.

Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 40 years of experience in healthcare, with more than 25 years in leading positions with several healthcare companies. Since 2001, Dr. Leibowitz has been co-founder, chief medical officer and executive vice president at Health Advocate, Inc., a health advocacy and assistance company that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate became a wholly owned subsidiary of the West Corportation, a publicly traded telecommunications and health services company. Health Advocate’s clients include more than 10,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third party administrators across the United States. Prior to his role at Health Advocate, Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and including revising his chapter on Health System Navigation in the recently published Second Edition of Population Health, Creating a Culture of Wellness, edited by David Nash and others. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.

Wayne T. Pan, M.D., Ph.D. — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, and health information technology. Dr. Pan is currently the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007-2008. Dr. Pan holds an M.B.A. from The Wharton School, University of

Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.

Shirley L. Semler — Mrs. Shirley L. Semler is our co-founder and has served as a member of our board of directors since our formation in 2007. Mrs. Semler also served as an executive vice president until December 2009. Mrs. Semler is the holder of the patent on the Compressar hemostatic product that has been used on over 15 million patients. She was the co-founder and president of Instromedix, Inc., a medical product company that was acquired by Alares, Inc. She was also co-founder and president of Advanced Vascular Dynamics before it was sold. She attended Stephens College in Columbus, Missouri and the University of Colorado. Mrs. Semler is the wife of our chairman of the board and co-founder, Dr. Herbert J. Semler. Mrs. Semler’s experience in the medical device business, and her experience and knowledge as a founder and executive of our company qualify her to be a director of our company.

Other than as described above in the biographies, there are no family relationships among any of our directors or executive officers.

Director Independence

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

During 2014, our board of directors reviewed its composition and that of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Barclay, Collins and Garfield and Drs. Leibowitz and Pan are “independent directors” as defined under applicable NASDAQ rules, including the heightened independence standards applicable to audit committee and compensation committee members, as applicable. Our board of directors also determined that our former directors, Messrs. Chang, Gupta and Sainer, each of whom resigned in 2014, were also “independent directors” as defined under applicable NASDAQ rules, including the heightened independence standards applicable to audit committee and compensation committee members. In making such determinations, our board of directors considered the relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each director.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Our board of directors has established a separately-designated standing audit committee, which is currently comprised of Messrs. Barclay and Collins and Dr. Pan. Mr. Collins serves as the chairman of the audit committee and our board of directors has also determined that Mr. Collins is an “audit committee financial expert” as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer (our chief executive officer), our principal accounting officer (our chief financial officer) and other senior financial officers performing similar functions, which we refer to as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.semlercientific.com under the Corporate Governance section of the Investors portion of our website. Our Code of Business Conduct and Ethics is designed to meet the requirements of Item 406 of Regulation S-K. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of the covered persons.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our (i) chief executive officer, (ii) our two most highly compensated executive officers other than our chief executive officer who were serving as executive officers as of December 31, 2014 and (iii) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2014. These individuals are referred to in this 10-K/A as our named executive officers. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended December 31, 2014 and 2013, we have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Douglas Murphy-Chutorian, M.D.,	2014	$192,000	$0	$117,069	$155,006	$464,075
director and chief executive officer	2013	32,000	0	0	286,305	318,305
Robert G. McRae,	2014	218,295	68,217	34,432	21,471	342,415
chief operating officer	2013	218,295	54,300	0	20,916	293,511
James M. Walker,	2014	85,625	0	0	0	85,625
chief financial officer(4)	2013	0	0	0	0	0
Daniel E. Conger,	2014	121,272	37,898	6,886	14,832	180,888
vice president, finance(5)	2013	121,275	30,300	0	12,283	163,858

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 9 to our audited financial statements.

(2) For Dr. Murphy-Chutorian, represents aggregate of sales commissions ($155,006) in 2014. Represents aggregate of monthly stipend ($160,000) in 2013 and sales commissions ($126,305) in 2013.

(3) For Mr. McRae and Mr. Conger, represents payment of health insurance premiums pursuant to the terms of employment agreements.

(4) For Mr. Walker, represents payments made to The Brenner Group pursuant to our consulting agreement. Includes payments made during 2014 prior to Mr. Walker’s appointment as chief financial officer.

(5) Effective June 18, 2014, Mr. Conger is no longer our principal accounting officer.

Named Executive Officer Compensation Arrangements

We enter into individually negotiated compensation arrangements with each of our named executive officers. Our named executive officers may receive salary, bonus and other benefits, such as the payment of health insurance premiums or other individually negotiated health benefits pursuant to the terms of their negotiated compensation package. We may also grant our named executive officers awards under our equity incentive plans.

Douglas Murphy-Chutorian, M.D.

At the time he joined our company as a director, and subsequently as our chief executive officer, Dr. Murphy-Chutorian did not have a formal employment agreement with our company. We engaged Dr. Murphy-Chutorian as an independent contractor. Pursuant to the terms of his sales representative agreement entered into in October 2010, Dr. Murphy-Chutorian received sales commissions of $15 per month per successfully-installed product that had an active and effective service agreement in place. After the renewal of the sales representative agreement in January 2012, Dr. Murphy-Chutorian received a monthly stipend of $16,000, in addition to receiving sales commissions of $15 per month per successfully-installed product that had an active and effective service agreement in place. In September 2012, Dr. Murphy-Chutorian became a director and effective October 31, 2012, he became our chief executive officer. On November 11, 2013, we entered into an at-will employment agreement with Dr. Murphy-Chutorian. Under the terms of this agreement, Dr. Murphy-Chutorian can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Dr. Murphy-Chutorian’s compensation arrangement provided for the payment of $16,000 per month, for his services as chief executive officer and a commission of $15 per month for each successfully-installed product that has an active and effective service agreement in place. Dr. Murphy-Chutorian was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Dr. Murphy-Chutorian was granted a stock option to acquire 85,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. In October 2014, our board of directors, upon the recommendation of its compensation committee, approved the following compensation arrangement for Dr. Murphy-Chutorian effective January 1, 2015: base salary of $350,000, target incentive equal to 50% of base salary, and a grant of 75,000 stock options under our 2014 stock option plan. The payment of any target incentive will be at the discretion of the compensation committee and will be based on achievement of performance goals by Dr. Murphy-Chutorian. Dr. Murphy-Chutorian will no longer receive commissions based upon installed products.

Robert G. McRae

On November 1, 2010, we entered into an at-will employment agreement with Mr. McRae, our chief operating officer. Under the terms of the agreement, Mr. McRae can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Mr. McRae’s compensation arrangement provided for the payment of $18,191 per month as salary, an annual bonus of $68,217 and $1,789 per month of health benefits (consisting of insurance premiums paid on his behalf). Mr. McRae was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Mr. McRae was granted a stock option to acquire 25,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

James M. Walker

Mr. Walker provides services as our chief financial officer pursuant to a consulting agreement with The Brenner Group, which was amended and restated effective as of June 18, 2014 to reflect Mr. Walker’s appointment as our chief financial officer. Under this consulting agreement, we agreed to pay The Brenner Group for Mr. Walker’s services a monthly fee of $10,000 and reimburse Mr. Walker for all travel and out of pocket expenses incurred in connection therewith. The consulting agreement has a minimum term until March 31, 2015 and may be terminated by either party upon 30 days written notice.

Daniel E. Conger

On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Mr. Conger’s compensation arrangement provided for the payment of $10,106 per month as salary, an annual bonus of $37,898 and $1,236 per month of health benefits (consisting of insurance premiums paid on his behalf). Mr. Conger was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Mr. Conger was granted a stock option to acquire 5,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2014. We have omitted certain columns from the table as we do not have any outstanding stock awards.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(2)	3,084	81,916	$2.10	11/08/2024
Robert G. McRae(1)	20,000	0	$0.52	11/1/2020
Robert G. McRae(1)	20,000	0	$0.52	6/10/2021
Robert G. McRae(1)	20,000	0	$0.52	1/5/2022
Robert G. McRae(1)	20,000	0	$0.52	11/21/2022
Robert G. McRae(2)	907	24,093	$2.10	11/08/2024
James M. Walker	0	0	$0	N/A
Daniel E. Conger(1)	6,500	0	$0.52	11/1/2020
Daniel E. Conger(1)	6,500	0	$0.52	6/10/2021
Daniel E. Conger(1)	6,500	0	$0.52	1/5/2022
Daniel E. Conger(1)	10,000	0	$0.52	11/21/2022
Daniel E. Conger(2)	181	4,819	$2.10	11/08/2024

(1) The option is fully vested.

(2) The option is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date, which was November 8, 2014.

Director Compensation

Prior to the adoption of our non-employee director compensation program in July 2014, we did not have a formal compensation plan for our directors. We did not pay our directors attendance fees, or grant them equity or other compensation for service on our board. During 2013 we did not pay any compensation to our directors for service on the board.

In July 2014, our board of directors approved the following non-employee director compensation.

All non-employee directors are entitled to receive an annual $30,000 retainer for service as a board member and an annual retainer for each committee on which they serve as a member:

•	$15,000 per year for service as chairman of the audit committee or $7,500 per year for service as a member of the audit committee;
•	$10,000 per year for service as chairman of the compensation committee or $5,000 per year for service as a member of the compensation committee;
•	$5,000 per year for service as chairman of the nominating committee or $2,000 per year for service as a member of the nominating committee;

All cash payments to non-employee directors will be paid quarterly in arrears and will be pro-rated for directors who join the board or a board committee mid-year.

All non-employee directors will be entitled to receive the following equity compensation for their services:

•	initial grant of options to acquire 10,000 shares of common stock, which options will be fully vested on the grant date; and

•	annual grant of options to acquire 5,000 shares of common stock, which options will be fully vested on the grant date

Annual grant amounts will be pro-rated for directors who join the board mid-year. On July 24, 2014, the board of directors made the initial grant of options to acquire 10,000 shares of our common stock under our 2007 Key Person Stock Option Plan to each of our non-employee directors. All of these options have an exercise price of $3.85 per share, expire 10 years from the grant date, and are vested in full.

The following table shows the compensation earned in the year ended December 31, 2014 by our non-employee directors. Our non-employee directors received only fees and option awards in 2014, so we have omitted certain columns from the table.

Name(1)(2)	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Herbert J. Semler, M.D.	$13,145	$25,414	$38,559
Bruce J Barclay	31,028	25,414	56,442
Aidan M. Collins	21,774	25,414	47,188
Greg S. Garfield	34,405	25,414	59,819
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	15,667	25,414	41,081
Wayne T. Pan, M.D., Ph.D	25,590	25,414	51,004
Shirley L. Semler	13,145	25,414	38,559

(1) The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “—Summary Compensation Table.”

(2) Messrs. William H.C. Chang, Dinesh Gupta and Elliot A. Sainer served on our board of directors during 2014 but resigned from our board of directors prior to the adoption of our non-employee director compensation plan and did not receive compensation pursuant to such plan nor any other compensation in 2014.

Compensation-Related Risk

Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In 2014, at the direction of our compensation committee, our management conducted a review of our compensation programs, including our executive compensation program, and, based on this review, determined that the level of risk associated with these programs is not reasonably likely to have a material adverse effect on our company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2015 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 4,833,517 shares of common stock issued and outstanding as of March 31, 2015. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 31, 2015 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934, as well as company records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2330 NW Everett St. Portland, OR 97210.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	931,973	19.3%
Eric Semler	568,221	11.8%
Glenhill Advisors, LLC(2)	341,459	7.1%
Green Park & Golf Ventures, LLC(3)	253,686	5.2%
Executive Officers and Directors:
Dr. & Mrs. Semler(4)	727,891	14.5%
Bruce J Barclay(5)	10,000	* %
Aidan M. Collins(6)	10,000	* %
Greg S. Garfield(7)	22,000	* %
Dr. Arthur N. Leibowitz(8)	10,000	* %
Dr. Douglas Murphy-Chutorian(9)	479,785	9.1%
Dr. Wayne T. Pan(10)	10,000	* %
Robert G. McRae(11)	105,000	2.1%
Daniel E. Conger(12)	34,500	* %
James M. Walker	0	—
All directors and officers as a group (11 persons)	1,409,176	25.1%

*less than 1%

(1) Mr. Chang holds his securities in a family trust over which he his co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(2) Represents 341,459 shares of common stock held by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC. Glenn J. Krevlin, is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Concentrated Long Master Fund, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC. The address of each of Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC is Fifth Avenue, 11th Floor, New York, NY 10020.

(3) Represents (i) 214,736 shares held directly by GPG SSF Investments LLC, or GPG SSF and (ii) 38,950 shares held directly by Green Park & Golf Ventures, LLC, or Green Park & Golf. Green Park & Golf is the managing partner of GPG SSF and consequently may be deemed to have voting control and investment discretion over securities owned by GPG SSF. Clay M. Heighten, M.D. and Carl D. Soderstrom are each a managing director of Green Park & Golf. As a result, Dr. Heighten and Mr. Soderstrom may each be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Green Park & Golf and/or GPG SSF. Each of Green Park & Golf, Dr. Heighten and Mr. Soderstrom disclaims beneficial ownership of the securities directly owned by GPG SSF, except to the extent of its or his pecuniary interests therein. Each of Dr. Heighten and Mr. Soderstrom disclaims beneficial ownership of the securities directly owned by Green Park & Golf, except to the extent of his pecuniary interests therein. The principal business address of each Reporting Person is c/o Green Park & Golf Ventures, LLC, 5910 N. Central Expressway, Suite 200, Dallas, Texas, 75206.

(4) Represents (i) 557,891 issued shares of our common stock, (ii) options to purchase 160,000 shares of our common stock held by Dr. Semler and (iii) options to purchase 10,000 shares of our common stock held by Mrs. Semler. Shares of common stock are held in a family trust over which Dr. and Mrs. Semler are co-Trustees and together share voting and investment power over such securities.

(5) Represents options to acquire 10,000 shares of our common stock.

(6) Represents options to acquire 10,000 shares of our common stock.

(7) Represents (i) options to acquire 10,000 shares of our common stock and (ii) warrants to purchase 12,000 shares of our common stock. Mr. Garfield holds his warrants in a family trust over which he is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(8) Represents options to acquire 10,000 shares of our common stock.

(9) Represents (i) 63,571 shares of our common stock, (ii) options to purchase 180,000 shares of our common stock, and (iii) warrants to purchase an aggregate of 236,214 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(10) Represents options to acquire 10,000 shares of our common stock.

(11) Represents options to acquire 105,000 shares of our common stock.

(12) Represents options to acquire 34,500 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders: 2014 Plan	250,000	$2.10	200,000
Equity Compensation Plans Approved by Securityholders: 2007 Plan	399,500	$1.10	0
Total	649,500	$3.20	200,000

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2013 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table —  Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Financings

During the quarter ended September 30, 2013, we issued an aggregate of 532,110 shares of our Series A Preferred Stock and warrants to acquire an aggregate of 298,241 shares of our Series A Preferred Stock for an aggregate gross purchase price of $2,409,404. The participants in the foregoing equity financing included certain of our current and former directors, officers and holders of more than 5% of our capital stock or entities affiliated with them.

During the quarter ended September 30, 2013, we issued an aggregate of 111,112 shares of our Series A Preferred Stock to an accredited investor for which a former director of our company and one of our principal stockholders, Mr. William H.C. Chang, is one of the co-trustees, for an aggregate purchase price of $500,004 in cash.

During the quarter ended September 30, 2013, we issued to an accredited investor for which a former director of our company and one of our principal stockholders, Mr. William H.C. Chang, is one of the co-trustees, a warrant to purchase an aggregate of 38,889 shares of our Series A Preferred Stock, at an exercise price of $4.50 per share, which warrants expire 3 years from the issuance date, for an aggregate purchase price of $4 in cash.

During the quarter ended September 30, 2013, we issued an aggregate of 116,667 shares of our Series A Preferred Stock to two accredited investors for which Mr. Dinesh Gupta, a former director, is a general partner or a trustee respectively, for an aggregate purchase price of $525,001 in cash.

During the quarter ended September 30, 2013, we issued to two accredited investors for which Mr. Dinesh Gupta, a former director, is a general partner or a trustee respectively, two warrants to purchase an aggregate of 40,833 shares of our Series A Preferred Stock, at an exercise price of $4.50 per share, which warrants expire 3 years from the issuance date, for an aggregate purchase price of $3,695 in cash.

During the quarter ended September 30, 2013, we issued to Douglas Murphy-Chutorian, M.D., our chief executive officer and a director of our company, a warrant to purchase an aggregate of 60,000 shares of our Series A Preferred Stock, at an exercise price of $4.50 per share, which warrants expire 3 years from the issuance date, for an aggregate purchase price of $6,000 in cash.

During the quarter ended September 30, 2013, we issued an aggregate of 23,000 shares of our Series A Preferred Stock to Mr. Elliot Sainer, a former director, for an aggregate purchase price of $103,500 in cash.

During the quarter ended September 30, 2013, we issued to Mr. Elliot A. Sainer, a former director, a warrant to purchase an aggregate of 8,050 shares of our Series A Preferred Stock, at an exercise price of $4.50 per share, which warrant expires 3 years from the issuance date, for an aggregate purchase price of $1 in cash.

During the quarter ended September 30, 2013, we issued to Mr. Greg S. Garfield, who later was appointed a director, a warrant to purchase an aggregate of 12,000 shares of our Series A Preferred Stock, at an exercise price of $4.50 per share, which warrants expire 3 years from the issuance date, for an aggregate purchase price of $1,200 in cash.

On February 24, 2015, a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee acquired an aggregate of 55,000 shares of our common stock in a private placement pursuant to a stock purchase agreement with us dated February 24, 2015, at a price per share of $4.52, the consolidated closing bid price on the date of the agreement. Such shares were acquired using personal funds (approximately $248,600).

On March 2, 2015, a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee acquired an aggregate of 62,500 shares of our common stock in a private placement pursuant to a stock purchase agreement with us dated March 2, 2015, at a price per share of $4.10. Such shares were acquired using personal funds (approximately $250,000).

Transactions Related to Our Initial Public Offering

In connection with the closing of our initial public offering on February 27, 2014, Dr. Murphy-Chutorian, our chief executive officer and a director, and William H.C. Chang, a former director and one of our principal stockholders, purchased 53,571 shares and 89,285 shares of our common stock, respectively, at the initial public offering price for aggregate purchase prices of $374,997 and $624,995, respectively. In addition, Eric Semler, one of our principal stockholders, or entities affiliated with Mr. Semler, purchased 142,857 shares of our common stock in the offering at the initial public offering price for an aggregate purchase price of approximately $1 million.

Consulting Fees for Services Provided

Prior to becoming a director and then chief executive officer of our company, Dr. Murphy-Chutorian performed consulting services for us. These consulting services included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. Between November 3, 2010 and September 17, 2012, and prior to his appointment to our board of directors (and later as our chief executive officer), Dr. Murphy-Chutorian invoiced us an aggregate amount of $722,026 in consulting fees in connection with these consulting services provided to our company ($75,000, $165,000, $482,026 recorded in 2010, 2011, and 2012, respectively), payment of which was deferred byDr. Murphy-Chutorian. We paid Dr. Murphy-Chutorian $150,000 of his receivable following the closing of our initial public offering, and began making installment payments of $30,000 per month beginning August 2014. We will continue to make such installment payments until such receivable is paid in full.

Registration Rights

We are party to an investor rights agreement with those holders who held our common stock prior to our initial public offering, and those who held our convertible preferred stock prior to our initial public offering (all of which converted into common stock in our initial public offering). Accordingly, our directors and principal stockholders who held our securities prior to our initial public offering are parties to this agreement. This agreement provides for certain rights relating to the registration of their shares of common stock that was issued upon conversion of their convertible preferred stock. The registration rights will terminate five years following the completion of or our initial public offering, or for any particular holder with registration rights, at such time when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act during any 90-day period.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2014	2013
Audit Fees	$199,100	$404,000
Audit-Related Fees	0	0
Tax Fees	28,000	31,800
All Other Fees	0	0
Total	$227,100	$435,800

Audit Fees. This category consists of the annual audit of our financial statements, the interim reviews of the quarterly financial statements, and services performed in conjunction with our registration statements.

Audit-Related Fees. None.

Tax Fees. This category includes all fees associated with preparation of our tax returns for both state and federal jurisdictions and preparation research and development credit and carryover calculations as well as reimbursable expenses for the same.

All Other Fees. None.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the audit committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the audit committee, provided that any pre-approval decision is reported to the audit committee at its next scheduled meeting. The audit committee has approved all audit and audit-related work covered by the audit fees, tax fees and all other fees.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

List of Exhibits. The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

_____

* Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2015

Semler Scientific, Inc.

By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2015
Douglas Murphy-Chutorian, M.D.

/s/ James M. Walker	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2015
James M. Walker

*	Chairman of the Board of Directors	April 28, 2015
Herbert J. Semler, M.D.

*	Director	April 28, 2015
Bruce J Barclay

*	Director	April 28, 2015
Aidan M. Collins

*	Director	April 28, 2015
Greg S. Garfield

*	Director	April 28, 2015
Arthur N. Leibowitz, M.D., F.A.A.P.

*	Director	April 28, 2015
Wayne T. Pan, M.D., Ph.D.

*	Director	April 28, 2015
Shirley L. Semler

*	The undersigned does hereby sign this amendment to the annual report on behalf of the above indicated director of Semler Scientific, Inc. pursuant to a power of attorney executed by such director.

By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

_____

* Filed herewith