Form 10-Q
period 2013-03-31
Semler Scientific, Inc.
filed 2015-05-04
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, there were 4,976,517 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report.

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)
	Three months ended March 31,
	2015	2014
Revenue	$1,202	$837
Operating expenses:
Cost of revenue	220	155
Engineering and product development	309	229
Sales and marketing	1,228	746
General and administrative	793	497
Total operating expenses	2,550	1,627
Loss from operations	(1,348)	(790)
Other expense:
Interest and other expense	(24)	(27)
Other expense	(24)	(27)
Net loss	$(1,372)	$(817)
Net loss per share, basic and diluted	$(0.29)	$(0.36)
Weighted average number of shares used in computing basic and diluted loss per share	4,763,573	2,240,703

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$3,061	$4,156
Restricted Cash	2,100	2,100
Trade accounts receivable, net of allowance for doubtful accounts of $54 and $28, respectively	356	355
Prepaid expenses and other current assets	144	135
Total current assets	5,661	6,746
Assets for lease, net	662	673
Property and equipment, net	26	9
Long-term deposits	17	17
Deferred financing costs	37	55
Total assets	$6,403	$7,500
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89	$89
Accrued expenses	1,226	1,363
Deferred revenue	493	612
Loans payable	2,000	2,000
Total current liabilities	3,808	4,064
Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,858,517 and 4,741,017 shares issued, and 4,833,517 and 4,716,017 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	17,829	17,298
Accumulated deficit	(15,239)	(13,867)
Total stockholders' equity	2,595	3,436
Total liabilities and stockholders' equity	$6,403	$7,500

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,372)	$(817)
Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	18	23
Depreciation	59	47
Loss on disposal of assets for lease	25	16
Allowance for doubtful accounts	51	50
Stock-based compensation expense	33	-
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(52)	21
Prepaid expenses and other current assets	(9)	(176)
Accounts payable	-	(116)
Accrued expenses	(137)	58
Deferred revenue	(119)	(132)
Net Cash Used in Operating Activities	(1,503)	(1,026)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(19)	(4)
Purchase of assets for lease	(71)	(116)
Net Cash Used in Investing Activities	(90)	(120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	498	10,010
Offering costs	-	(1,959)
Payments of loans payable	-	(15)
Payments of equipment leases	-	(12)
Net Cash Provided by Financing Activities	498	8,024
INCREASE (DECREASE) IN CASH	(1,095)	6,878
CASH, BEGINNING OF PERIOD	4,156	734
CASH, END OF PERIOD	$3,061	$7,612
Cash paid for interest	$8	$4
Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$-	$6,707

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on February 13, 2015 (the “Annual Report”). The balance sheet as of December 31, 2014 included in this report has been derived from the audited financial statements included in the Annual Report. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year. Items in prior year financial statements have been adjusted to conform with the current year presentation.

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first quarter of 2014. The Company granted the underwriter an overallotment option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which became exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of March 31, 2015, the Company has working capital of $1,853, cash and restricted cash of $5,161 (which includes $2,100 of restricted cash) and stockholders’ equity of $2,595. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. In order to execute on its business plan, and given current available cash, the Company anticipates that it will need to raise additional capital.

The Company’s financial statements as of March 31, 2015 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

3.	Assets for Lease

Assets for lease consist of the following:

	March 31, 2015	December 31, 2014

Assets for lease	$988	$956
Less: Accumulated Depreciation	(326)	(283)
Assets for lease, net	$662	$673

Depreciation expense amounted to $57 and $47 for the three months ended March 31, 2015 and March 31, 2014, respectively. Reduction to accumulated depreciation for returned items was $14 and $16 for the three months ended March 31, 2015 and March 31, 2014, respectively.

4.	Deferred Financing Costs

As of March 31, 2015 and December 31, 2014, deferred financing costs have the net amounts of $37 and $55, respectively. The amounts amortized to interest expense were $18 and $23 for the three months ended March 31, 2015 and March 31, 2014, respectively. Per details in Note 6, leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs.

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014

Offering Costs	$317	$407
Compensation	569	721
Miscellaneous Accruals	340	235
Total Accrued Expenses	$1,226	$1,363

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

6.	Commitments and Contingencies

Facilities Leases

For the three months ended March 31, 2015, the Company recognized $32 in facilities lease expense. The Company had no material facilities leases for the three months ended March 31, 2014 and had no rent expense for such period. On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $186.6 for the year ended December 31, 2015; $209.1 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018.

Equipment Leases and Loans Payable

On February 9, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group. Pursuant to the agreement, the Company obtained a $39 secured loan for a 48-month term that had an annual

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

fixed interest rate of 13%. The loan was secured by the related leased equipment. Under the agreement, the Company made monthly payments consisting of $1 of principal plus any accrued interest. The agreement provided for customary events of default. This loan was personally guaranteed by a Company director and a principal stockholder of the Company. This facility was retired in September 2014. At March 31, 2014, the Company had outstanding borrowings of $10.

On May 27, 2011, the Company entered into an Equipment Finance Agreement with U.S. Bancorp Business Equipment Finance Group. Pursuant to the Agreement, the Company obtained a $109 secured loan for a 60-month term that had an annual fixed interest rate of 6%. The loan was secured by the related leased equipment. Under the Agreement, the Company made monthly payments consisting of $2 of principal plus any accrued interest. The Agreement provided for customary events of default. This loan was personally guaranteed by a Company director and a principal stockholder of the Company. This facility was retired in September 2014. At March 31, 2014, the Company had outstanding borrowings of $50.

At various dates in 2011, the Company entered into Lease Agreements with Lease Corporation of America. Pursuant to these agreements, the Company obtained an aggregate amount of $66 for a 60-month term that had variable annual interest rates of approximately 14%. The leases were secured by the related leased equipment. Under the agreements, the Company made monthly payments of approximately $1 of principal plus any accrued interest. The agreements provided for customary events of default. The leases were personally guaranteed by a principal stockholder of the Company. This facility was retired in September 2014. At March 31, 2014, the Company had outstanding borrowings of $40.

On June 17, 2011, the Company entered into a loan agreement with First Republic Bank. Pursuant to the loan agreement, the Company obtained a $150 secured loan for a 60-month term that had a variable interest rate based on First Republic’s Prime plus a spread of 1.75% p.a. and a floor of 3.25% p.a. The initial interest rate was 5% p.a. Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provided for customary events of default. This loan was personally guaranteed by a principal stockholder of the Company. This loan agreement was retired in September 2014. At March 31, 2014, the Company had outstanding borrowings of $68.

On September 13, 2011, the Company entered into an additional loan agreement with First Republic Bank. Pursuant to the loan agreement, the Company obtained a $150 loan for a 60-month term that had a variable annual interest rate based on First Republic’s Prime plus a spread of 1.75% and a floor of 3.25%. The initial interest rate was 5%. Under the loan agreement, the Company made monthly payments consisting of $3 of principal plus any accrued interest. The loan agreement provided for customary events of default. This loan was personally guaranteed by a principal stockholder of the Company. This loan agreement was retired in September 2014. At March 31, 2014, the Company had outstanding borrowings of $75.

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company may borrow up to $2,000 for a 12-month term that has a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. Under the line of credit agreement, the Company will make monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provides for customary events of default. This line of credit is secured by a $2,100 collateral cash account in the Company’s name at First Republic. As of March 31, 2015, the Company was in compliance with the material terms of this facility. At March 31, 2015, the Company had outstanding borrowings of $2,000. The line of credit matures September 30, 2015. Accordingly, the entire amount is classified as short-term.

Interest expense under these obligations for the three months ended March 31, 2015 and 2014 was $6 and $4, respectively.

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

7.	Net Loss Per Common Share

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

	Three Months ended March 31,
	2015	2014
Weighted average shares outstanding:
Convertible preferred stock	-	1,266,072
Convertible preferred stock warrants	-	996,724
Common stock warrants	359,714	133,377
Options	717,548	337,500
Total	1,077,262	2,733,673

8.	Stock-Based Compensation

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan provides that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”). However, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 638,640 shares for the year ending December 31, 2015.

In light of stockholder approval of the 2014 Plan, the Company will no longer grant equity awards under the 2007 Plan. As of March 31, 2015, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 332,390 shares of an aggregate total of 638,640 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2015 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2015 and 2014 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	649,500	$1.49	7.44	$474
Options granted	75,000	1.96
Options canceled	(18,750)	2.10
Balance, March 31, 2015	705,750	$1.52	7.40	$1,421
Exercisable as of March 31, 2015	432,729	$1.18	5.98	$1,029

The total compensation cost related to unvested stock option awards not yet recognized was $377 and $0 as of March 31, 2015 and 2014, respectively. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards is 1.55 years. The total estimated grant date fair value of unvested options was $377 and $0 as of March 31, 2015 and 2014, respectively. The total estimated grant date fair value of options vested during the quarters ended March 31, 2015 and 2014 was $33 and $0, respectively. The weighted average grant date fair value of options granted during the quarter ended March 31, 2015 is $1.38 per share or an aggregate grant date fair value of $104. There were no options granted during the quarter ended March 31, 2014.

On January 1, 2015 the Company’s Board of Directors granted an option to acquire an aggregate of 75,000 shares under the 2014 Plan. The options vest on a monthly schedule over 48 months such that they are vested in full on the four-year anniversary of the grant date. As of March 31, 2015 there were 325,000 grants, no exercises and 18,750 cancelations of stock options under the 2014 Plan.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Quarter ended March 31,
	2015	2014
Expected term (in years)	5	—
Risk-free interest rate	1.61%	—
Expected volatility	82.5%	—
Expected dividend rate	0%	—

The assumptions are based on the following for each of the years presented:

Valuation Method - The Company estimates the fair value of its stock options using the Black-Scholes option pricing model.

Expected Term - The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method because of its limited history of stock option exercise activity and its stock options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

Volatility - Because the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

Risk-free Interest Rate - The risk-free interest rate is based on median U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend - The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

Forfeiture - The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company has recorded an expense of $33 and $0 as it relates to stock-based compensation for the quarters ended March 31, 2015 and 2014, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended March 31,
	2015	2014
Cost of Revenue	$1	$-
Engineering and Product Development	2	-
Sales and Marketing	15	-
General and Administrative	15	-
Total	$33	$-

9.	Subsequent Events

On April 1, 2015, the Company issued and sold an aggregate of 143,000 shares of its common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate purchase price of $500,500, which was paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 13, 2015, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

Overview

We are an emerging medical risk-assessment company. Our mission is to develop, manufacture and market patented products that assist healthcare providers in monitoring patients and evaluating chronic diseases. Our first patented and U.S. Food and Drug Administration, or FDA cleared product, is FloChec®. FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities and is a useful tool for internists and primary care physicians for whom it was previously impractical to conduct blood flow measurements. We received FDA 510(k) clearance for FloChec® in February 2010, began Beta testing in the third quarter of 2010, and began commercially leasing FloChec® in January 2011. In March 2015, we received FDA 510(k) clearance for our next generation testing system, which we expect to commercially launch later this year, and in April 2015, we announced the launch of our multi-test platform, WellChec™, to perform risk assessments for the healthcare insurance industry. In the three months ended March 31, 2015 we had total revenue of $1,202,000 and a net loss of $1,372,000 compared to total revenue of $837,000 and a net loss of $817,000 in the same period in 2014.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

We had revenue of $1,202,000 for the three months ended March 31, 2015, an increase of $365,000, or 44%, compared to $837,000 in the same period in 2014. Our revenue is primarily generated from leasing of our FloChec® systems, although we recently launched our WellChec™ platform, and this also accounted for some of our revenues in the first quarter. We recognize rental revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 33%, partially offset by the average amount of revenue recognized per unit which decreased slightly as compared to 2014. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $96,000 of revenue from providing testing services through our WellChec™ platform during the three months ended March 31, 2015.

Operating expenses

We had total operating expenses of $2,550,000 for the three months ended March 31, 2015, an increase of $923,000, or 57%, compared to $1,627,000 in the same period in 2014. The primary reasons for the increase were increased general and administrative expense, sales and marketing expense, engineering and product development expense, and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $220,000 for the three months ended March 31, 2015, an increase of $65,000, or 42%, from $155,000 for the same period in 2014. The primary reason for the increase was $37,000 of additional cost associated with employees who oversee manufacturing operations. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $10,000, or 21%, in the first quarter of 2015 compared to the same period in 2014 as there was a 34% increase in the number of monthly depreciation charges corresponding to the 37% increase in the number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 9%. Other cost of revenue items, such as freight and other miscellaneous items, which are not associated with FloChec® system production, were $9,000 higher and cost of units that were retired were $9,000 higher in the first quarter of 2015 compared to the same period in 2014.

Engineering and product development expense

We had engineering and product development expense of $309,000 for the three months ended March 31, 2015, an increase of $80,000, or 35%, compared to $229,000 in the same period in 2014. The increase was primarily due to increased salary expense of $162,000, and increased clinical study expense of $50,000, which were partially offset by lower consulting costs for new product development of $132,000.

Sales and marketing expense

We had sales and marketing expense of $1,228,000 for the three months ended March 31, 2015, an increase of $482,000, or 65%, compared to $746,000 in the same period in 2014. The increase was primarily due to higher salary expense of $443,000 associated with having an expanded sales team as compared to the prior period, higher other expenses of $50,000, higher travel expense of $34,000, higher facility expense of $31,000, higher stock compensation expense of $15,000, and higher trade show expense of $9,000, partially offset by lower sales commissions of $100,000, as compared to the same period in 2014.

General and administrative expense

We had general and administrative expense of $793,000 for the three months ended March 31 2015, an increase of $296,000, or 60%, compared to $497,000 in the same period in 2014. The increase was primarily due to higher salaries and fees for employees, directors, and consultants of $168,000, higher medical device excise tax, state and local tax, audit and tax preparation expense of $63,000, higher insurance premiums of $44,000, added costs associated with being a publicly traded company of $27,000, higher stock compensation expense of $15,000 and higher other expenses of $3,000, which increases were partially offset by lower patent and legal expenses of $24,000.

Other expense

We had other expense of $24,000 for the three months ended March 31, 2015, a decrease of $3,000, or 11%, compared to $27,000 in the same period in 2014. The decrease was due to lower interest expense of $2,000, which, as described in Note 6 to the financial statements included elsewhere in this report, resulted from early retirement of leases and the associated retirement of deferred financing costs.

Net loss

For the foregoing reasons, we had a net loss of $1,372,000 for the three months ended March 31, 2015, an increase of $555,000, or 68%, compared to a net loss of $817,000 for the same period in 2014.

Liquidity and Capital Resources

We had cash and restricted cash of $5,161,000 at March 31, 2015 compared to $6,256,000 at December 31, 2014, and total current liabilities of $3,808,000 at March 31, 2015 compared to $4,064,000 at December 31, 2014. As of March 31, 2015 we had working capital of approximately $1,853,000. Restricted cash of $2,100,000 at March 31, 2015 and December 31, 2014 is deposited in a cash collateral account to secure our revolving credit line, see “—Description of Indebtedness” below. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses. During the quarter ended March 31, 2015, we sold an aggregate 117,500 shares of our common stock to Mr. William H.C. Chang, an accredited investor and significant stockholder, pursuant to separate stock purchase agreements for an aggregate cash purchase price of $498,600. Subsequent to the close of the quarter, we issued and sold an aggregate of 143,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $500,500.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our FloChec® product. Our principal sources of cash have included the issuance of equity, primarily our February 2014 initial public offering of common stock, as well as other private placements of our shares, and to a lesser extent, borrowings under loan agreements. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. For this reason, our independent registered public accountants’ report for the year ended December 31, 2014 included an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” This doubt continues to exist.

Although we do not have any current capital commitments, we expect that we will increase our expenditures to continue our efforts to grow our business and commercialize products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating activities

We used $1,503,000 of net cash in operating activities for the three months ended March 31, 2015. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities used $131,000 of cash in the three months ended March 31, 2015. These non-cash adjustments primarily reflect cash provided by depreciation of $59,000, allowance for doubtful accounts of $51,000, stock-based compensation expense of $33,000, loss on disposal of assets for lease of $25,000 and amortization of deferred financing costs of $18,000 offset by cash used in operating activities primarily from accrued expenses of $137,000, deferred revenue of $119,000, trade accounts receivable of $52,000, and prepaid expenses and other current assets of $9,000.

For the same period in 2014, we used $1,026,000 of cash in operating activities. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities used $209,000 of cash in the three months ended March 31, 2014. These non-cash adjustments primarily reflect cash provided by allowance for doubtful accounts of $50,000, depreciation of $47,000, amortization of deferred financing costs of $23,000, and loss on disposal of assets for lease of $16,000. Cash provided by operating activities in the three months ended March 31, 2014 were primarily from accrued expenses of $58,000 and trade accounts receivable of $21,000, offset by cash used in operating activities primarily due to prepaid expenses and other current assets of $176,000, deferred revenue of $132,000, and trade accounts payable of $116,000.

Investing activities

We used $90,000 of net cash in investing activities for the three months ended March 31, 2015, primarily for purchases of assets for lease. We used $120,000 of net cash in investing activities for the same period in 2014, primarily for purchases of assets for lease.

Financing activities

We generated $498,000 in net cash from financing activities during the three months ended March 31, 2015 due to the sale of shares of our common stock. We generated $8,024,000 of net cash from financing activities during the three months ended March 31, 2014, primarily from proceeds from the sale of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank. We may borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accruedunpaid interest. The line of credit agreement provides for customary events of default and is secured by a collateral cash account at First Republic. As of March 31, 2015, we had borrowed $2,000,000 under the revolving line of credit.

See Note 6 to our financial statements appearing elsewhere in this report for description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2015 and December 31, 2014, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2015.

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

May 4, 2015	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D. Chief Executive Officer

