Form 10-Q
period 2015-06-30
Semler Scientific, Inc.
filed 2015-08-04
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, there were 4,982,767 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K initially filed with the Securities and Exchange Commission, or SEC, on February 13, 2015, as amended to date. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014

Revenue	$1,303	$846	$2,505	$1,683

Operating expenses:
Cost of revenue	244	172	463	326
Engineering and product development	406	416	715	645
Sales and marketing	1,304	728	2,532	1,473
General and administrative	662	539	1,456	1,037
Total operating expenses	2,616	1,855	5,166	3,481

Loss from operations	(1,313)	(1,009)	(2,661)	(1,798)

Other expense:	(28)	(23)	(52)	(51)
Net loss	$(1,341)	$(1,032)	$(2,713)	$(1,849)
Net loss per share, basic and diluted	$(0.27)	$(0.22)	$(0.56)	$(0.53)
Weighted average number of shares used in computing basic and diluted loss per share	4,978,878	4,708,017	4,871,614	3,488,067

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$2,340	$4,156
Restricted Cash	2,100	2,100
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $51, respectively	262	355
Prepaid expenses and other current assets	125	135
Total current assets	4,827	6,746

Assets for lease, net	767	673
Property and equipment, net	48	9
Long-term deposits	18	17
Deferred financing costs	18	55
Total assets	$5,678	$7,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$116	$89
Accrued expenses	1,381	1,363
Deferred revenue	480	612
Loans payable	2,000	2,000
Total current liabilities	3,977	4,064

Long-term liabilities:

Deferred rent	3	-

Total long-term liabilities	3	-

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,007,767 and 4,741,017 shares issued, and 4,982,767 and 4,716,017 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	18,273	17,298
Accumulated deficit	(16,580)	(13,867)

Total stockholders' equity	1,698	3,436

Total liabilities and stockholders' equity	$5,678	$7,500

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,713)	$(1,849)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	37	44
Depreciation	129	92
Loss on disposal of assets for lease	44	55
Allowance for doubtful accounts	73	89
Stock-based compensation expense	63	-
Changes in Operating Assets and Liabilities:
Trade accounts receivable	20	13
Prepaid expenses and other current assets	9	(122)
Accounts payable	27	(95)
Accrued expenses	21	139
Deferred revenue	(132)	(260)
Net Cash Used in Operating Activities	(2,422)	(1,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(45)	(6)
Purchase of assets for lease	(261)	(278)
Net Cash Used in Investing Activities	(306)	(284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	999	10,010
Stock options exercised	$13	-
Offering costs	(100)	(1,959)
Payments of loans payable	-	(30)
Payments of equipment leases	-	(23)
Net Cash Provided by Financing Activities	912	7,998

INCREASE (DECREASE) IN CASH	(1,816)	5,820
CASH, BEGINNING OF PERIOD	4,156	734

CASH, END OF PERIOD	$2,340	$6,554
Cash paid for interest	$13	$9

Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$-	$6,707

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K initially filed with the SEC on February 13, 2015 (the “Annual Report”), as amended. The balance sheet as of December 31, 2014 included in this report has been derived from the audited financial statements included in the Annual Report. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year. Items in prior year financial statements have been adjusted to conform with the current year presentation.

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first half of 2014. The Company granted the underwriter an overallotment option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which became exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of June 30, 2015, the Company has working capital of $850, cash and restricted cash of $4,440 (which includes $2,100 of restricted cash) and stockholders’ equity of $1,698. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. In order to execute on its business plan, and given current available cash, the Company anticipates that it will need to raise additional capital.

The Company’s financial statements as of June 30, 2015 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

3.	Assets for Lease

Assets for lease consist of the following:

	June 30, 2015	December 31, 2014

Assets for lease	$1,132	$956
Less: Accumulated Depreciation	(365)	(283)
Assets for lease, net	$767	$673

Depreciation expense amounted to $66 and $57 for the three months ended June 30, 2015 and June 30, 2014, respectively. Depreciation expense amounted to $123 and $92 for the six months ended June 30, 2015 and June 30, 2014, respectively. Reduction to accumulated depreciation for returned items was $27 and $22 for the three months ended June 30, 2015 and June 30, 2014, respectively. Reduction to accumulated depreciation for returned items was $41 and $48 for the six months ended June 30, 2015 and June 30, 2014, respectively.

4.	Deferred Financing Costs

As of June 30, 2015 and December 31, 2014, deferred financing costs have the net amounts of $18 and $55, respectively. The amounts amortized to interest expense were $18 and $23 for the three months ended June 30, 2015 and June 30, 2014, respectively. The amounts amortized to interest expense were $37 and $44 for the six months ended June 30, 2015 and June 30, 2014, respectively. Per details in Note 6, leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014

Offering Costs	$227	$407
Compensation	722	721
Miscellaneous Accruals	432	235
Total Accrued Expenses	$1,381	$1,363

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

Facilities Leases

For the three months ended June 30, 2015, the Company recognized $52 in facilities lease expense. For the six months ended June 30, 2015, the Company recognized $84 in facilities lease expense. The Company had no material facilities leases for the three and six months ended June 30, 2014 and had no rent expense for such period. On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $186.6 for the year ended December 31, 2015; $209.1 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

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

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company may borrow up to $2,000 for a 12-month term that has a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. Under the line of credit agreement, the Company will make monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provides for customary events of default. This line of credit is secured by a $2,100 collateral cash account in the Company’s name at First Republic. As of June 30, 2015, the Company was in compliance with the material terms of this facility. At June 30, 2015, the Company had outstanding borrowings of $2,000. The line of credit matures September 30, 2015. Accordingly, the entire amount is classified as short-term.

Interest expense under these obligations for the three months ended June 30, 2015 and 2014 was $6 and $4, respectively. Interest expense under these obligations for the six months ended June 30, 2015 and 2014 was $13 and $8, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Convertible preferred stock	-	-	-	626,003
Convertible preferred stock warrants	-	-	-	492,825
Common stock warrants	359,714	359,714	359,714	247,803
Options	736,722	337,500	727,069	337,500
Total	1,096,436	697,214	1,086,783	1,704,131

8.	Stock-Based Compensation

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan provides that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”). However, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 638,640 shares for the year ending December 31, 2015.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2015, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 286,589 shares of an aggregate total of 638,640 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2015 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2015 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	649,500	$1.49	7.44	$474
Options granted	125,000	2.10
Options exercised	(6,250)	2.10
Options forfeited	(22,949)	2.10
Balance, June 30, 2015	745,301	$1.57	7.30	$1,283
Exercisable as of June 30, 2015	447,509	$1.21	5.86	$948

The total compensation cost related to unvested stock option awards not yet recognized was $456 and $0 as of June 30, 2015 and 2014, respectively. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.6 years. The total estimated grant date fair value of unvested options was $456 and $0 as of June 30, 2015 and 2014, respectively. The total estimated grant date fair value of options vested during the quarters ended June 30, 2015 and 2014 was $30 and $0, respectively. The total estimated grant date fair value of options vested during the six months ended June 30, 2015 and 2014 was $63 and $0, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2015 is $2.10 per share or an aggregate grant date fair value of $263. There were no options granted during the six months ended June 30, 2014.

On January 1, 2015 the Company’s Board of Directors granted an option to acquire an aggregate of 75,000 shares under the 2014 Plan. On May 1, 2015 the Company’s Board of Directors granted options to acquire an aggregate of 50,000 shares under the 2014 Plan. The options from both grant dates vest on a monthly schedule over 48 months such that they are vested in full on the four-year anniversary of the grant date.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5	—	5	—
Risk-free interest rate	1.6%	—	1.5%	—
Expected volatility	82.5%	—	83.3%	—
Expected dividend rate.	0%	—	0%	—

The assumptions are based on the following for each of the years presented:

Valuation Method - The Company estimates the fair value of its stock options using the Black-Scholes option pricing model.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

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

The Company has recorded an expense of $30 and $0 as it relates to stock-based compensation for the three months ended June 30, 2015 and 2014, respectively, and an expense of $63 and $0 as it relates to stock-based compensation for the six months ended June 30, 2015 and 2014, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended June 30,		Six months ended June 30
	2015	2014	2015	2014
Cost of Revenue	$1	$-	$1	$-
Engineering and Product Development	4	-	7	-
Sales and Marketing	10	-	25	-
General and Administrative	15	-	30	-
Total	$30	$-	$63	$-

9.	Subsequent Events

On July 15, 2015, the Company entered into a 30-month sublease agreement for the office space located in Menlo Park, CA. The sublease term commences August 1, 2015 and is effective through January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $77.6 for the year ended December 31, 2015; $188.6 for the year ended December 31, 2016; $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018.

On July 21, 2015, the Company’s Compensation Committee granted options to acquire an aggregate of 111,300 shares under the 2014 Plan. On July 30, 2015 the Company’s Compensation Committee granted options to the Board of Directors to acquire an aggregate of 35,000 shares under the 2014 Plan. The options from both grants vest monthly over 48 months such that they are vested in full on the four year anniversary of the grant date.

On July 30, 2015, the Company’s Board of Directors voted to change the expiration date of outstanding warrants issued to certain Officers and a Director to purchase Common shares. The aggregate total of warrants changed by this decision is 288,214. The former expiration date for 246,339 of these warrants was July 31, 2016. The former expiration date for 25,000 of these warrants was June 30, 2022. The former expiration date for 16,875 of these warrants was June 30, 2023. The new expiration date for the aggregate total of 288,214 of these warrants is July 31, 2023. The strike price of the warrants remains unchanged. The strike price for 246,339 of these warrants is $4.50. The strike price for 25,000 of these warrants is $2.00. The strike price for 16,875 of these warrants is $4.00.

On July 21, 2015, the Company’s Compensation Committee granted options to acquire an aggregate of 730,500 shares under the 2014 Plan, which option grants are contingent upon stockholder approval of an increase in the number of shares available for grant under the 2014 Plan. These contingent options vest monthly over 12 months such that they are vested in full on the one-year anniversary of the grant date , assuming stockholder approval is received as of such date. At a meeting of the Board of Directors of the Company held on July 30, 2015, the Board authorized a proposal to increase the number of shares available under the 2014 Plan by 1,500,000 shares, with such proposal to be submitted to the stockholders for approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 13, 2015, and amended, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

Overview

We are a company that provides diagnostic and testing services to healthcare insurers and physician groups. Our first patented and U.S. Food and Drug Administration, or FDA cleared product, is FloChec®. FloChec® is used in the office setting to allow providers to measure arterial blood flow in the extremities and is a useful tool for internists and primary care physicians for whom it was previously impractical to conduct blood flow measurements. We received FDA 510(k) clearance for FloChec® in February 2010, began Beta testing in the third quarter of 2010, and began commercially leasing FloChec® in January 2011. In March 2015, we received FDA 510(k) clearance for our next generation testing system, QuantaFlo™, which we commercially launched on August 1, 2015, and in April 2015, we announced the launch of our multi-test platform, WellChec™, to perform risk assessments for the healthcare insurance industry. In the three months ended June 30, 2015 we had total revenue of $1,303,000 and a net loss of $1,341,000 compared to total revenue of $846,000 and a net loss of $1,032,000 in the same period in 2014. In the six months ended June 30, 2015 we had total revenue of $2,505,000 and a net loss of $2,713,000 compared to total revenue of $1,683,000 and a net loss of $1,849,000 in the same period in 2014.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

We had revenue of $1,303,000 for the three months ended June 30, 2015, an increase of $457,000, or 54%, compared to $846,000 in the same period in 2014. Our revenue is primarily generated from per use fees or leasing of our FloChec® systems. Our second quarter revenue also includes fees for testing services with our WellChec™ platform. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 51%, partially offset by the average amount of revenue recognized per unit which decreased slightly as compared to 2014. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $57,000 of revenue from providing testing services during the three months ended June 30, 2015.

Operating expenses

We had total operating expenses of $2,616,000 for the three months ended June 30, 2015, an increase of $761,000, or 41%, compared to $1,855,000 in the same period in 2014. The primary reasons for the increase were increased sales and marketing expense, general and administrative expense, and cost of revenue, partially offset by lower engineering and product development expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $244,000 for the three months ended June 30, 2015, an increase of $72,000, or 42%, from $172,000 for the same period in 2014. The primary reason for the increase was $30,000, or 40% of additional cost associated with employees who oversee manufacturing operations. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $21,000, or 47%, in the second quarter of 2015 compared to the same period in 2014 corresponding to the 51% increase in the number of installed units in the field generating monthly depreciation charges, partially offset by a decrease in average depreciation per unit per month of 4%. Other cost of revenue items, such as building lease, freight and other miscellaneous items, which are not associated with FloChec® system production, were $27,000 higher and cost of units that were retired were $6,000 lower in the second quarter of 2015 compared to the same period in 2014.

Engineering and product development expense

We had engineering and product development expense of $406,000 for the three months ended June 30, 2015, a decrease of $10,000, or 2%, compared to $416,000 in the same period in 2014. The decrease was primarily due to lower consulting costs for new product development of $247,000, which were offset by increased salary expense of $210,000, increased clinical study expense of $20,000, increased stock compensation expense of $5,000, and increased other expenses of $3,000.

Sales and marketing expense

We had sales and marketing expense of $1,304,000 for the three months ended June 30, 2015, an increase of $576,000, or 79%, compared to $728,000 in the same period in 2014. The increase was primarily due to higher salary expense of $332,000 associated with having an expanded sales team as compared to the prior period, higher travel expense of $70,000, higher facility expense of $52,000, higher trade show expense of $48,000, higher sales commissions of $44,000, higher other expenses of $20,000, and higher stock compensation expense of $10,000, as compared to the same period in 2014.

General and administrative expense

We had general and administrative expense of $662,000 for the three months ended June 30 2015, an increase of $123,000, or 23%, compared to $539,000 in the same period in 2014. The increase was primarily due to higher salaries and fees for employees, directors, and consultants of $79,000, higher medical device excise tax, state and local tax, audit and tax preparation expense of $58,000, higher insurance premiums of $27,000, higher stock compensation expense of $15,000, and higher patent and legal expenses of $9,000, which increases were partially offset by lower travel and other expenses of $43,000, lower expense for uncollectable accounts of $16,000, and lower costs associated with being a publicly traded company of $6,000.

Net loss

For the foregoing reasons, we had a net loss of $1,341,000 for the three months ended June 30, 2015, an increase of $309,000, or 30%, compared to a net loss of $1,032,000 for the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

We had revenue of $2,505,000 for the six months ended June 30, 2015, an increase of $822,000, or 49%, compared to $1,683,000 in the same period in 2014. Our revenue is primarily generated from per use fees or leasing of our FloChec® systems. We also began generating fees for testing services with our WellChec™ platform in the second quarter of 2015. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 54%, partially offset by the average amount of revenue recognized per unit which decreased slightly as compared to 2014. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $153,000 of revenue from providing testing services during the six months ended June 30, 2015.

Operating expenses

We had total operating expenses of $5,166,000 for the six months ended June 30, 2015, an increase of $1,685,000, or 48%, compared to $3,481,000 in the same period in 2014. The primary reasons for the increase were increased sales and marketing expense, general and administrative expense, cost of revenue, and engineering and product development expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $463,000 for the six months ended June 30, 2015, an increase of $137,000, or 42%, from $326,000 for the same period in 2014. The primary reason for the increase was $67,000, or 45% of additional cost associated with employees who oversee manufacturing operations. A portion of the increase is also due to the fact that aggregate depreciation of our FloChec® systems for lease increased $31,000, or 34%, in the first six months of 2015 compared to the same period in 2014 corresponding to the 42% increase in the number of installed units in the field generating monthly depreciation charges, partially offset by a decrease in average depreciation per unit per month of 6%. Other cost of revenue items, such as building lease, freight and other miscellaneous items, which are not associated with FloChec® system production, were $36,000 higher and cost of units that were retired were $3,000 higher in the second half of 2015 compared to the same period in 2014.

Engineering and product development expense

We had engineering and product development expense of $715,000 for the six months ended June 30, 2015, an increase of $70,000, or 11%, compared to $645,000 in the same period in 2014. The increase was primarily due to higher salary expense of $373,000, increased clinical study expense of $70,000, increased stock compensation and other expense of $7,000, which were partially offset by lower consulting costs for new product development of $380,000.

Sales and marketing expense

We had sales and marketing expense of $2,532,000 for the six months ended June 30, 2015, an increase of $1,059,000, or 72%, compared to $1,473,000 in the same period in 2014. The increase was primarily due to higher salary expense of $775,000 associated with having an expanded sales team as compared to the prior period, higher travel expense of $105,000, higher facility expense of $84,000, higher other expenses of $69,000, higher trade show expense of $57,000, and higher stock compensation expense of $25,000, which were partially offset by lower commission expenses of $56,000 as compared to the same period in 2014.

General and administrative expense

We had general and administrative expense of $1,456,000 for the six months ended June 30 2015, an increase of $419,000, or 40%, compared to $1,037,000 in the same period in 2014. The increase was primarily due to higher salaries and fees for employees, directors, and consultants of $248,000, higher medical device excise tax, state and local tax, audit and tax preparation expense of $183,000, higher insurance premiums of $72,000, higher stock compensation expense of $30,000, which were partially offset by lower travel and other expense of $59,000, lower costs associated with being a publicly traded company of $24,000, lower expense for uncollectable accounts of $16,000, and lower patent and legal expenses of $15,000.

Net loss

For the foregoing reasons, we had a net loss of $2,713,000 for the six months ended June 30, 2015, an increase of $864,000, or 47%, compared to a net loss of $1,849,000 for the same period in 2014.

Liquidity and Capital Resources

We had cash and restricted cash of $4,440,000 at June 30, 2015 compared to $6,256,000 at December 31, 2014, and total current liabilities of $3,977,000 at June 30, 2015 compared to $4,064,000 at December 31, 2014. As of June 30, 2015 we had working capital of approximately $850,000. Restricted cash of $2,100,000 at June 30, 2015 and December 31, 2014 is deposited in a cash collateral account to secure our revolving credit line, see “—Description of Indebtedness” below. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses. During the quarter ended March 31, 2015, we sold an aggregate 117,500 shares of our common stock to Mr. William H.C. Chang, an accredited investor and significant stockholder, pursuant to separate stock purchase agreements for an aggregate cash purchase price of $498,600. During the quarter ended June 30, 2015, we issued and sold an aggregate of 143,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $500,500.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our FloChec® product. Our principal sources of cash have included the issuance of equity, primarily our February 2014 initial public offering of common stock, as well as other private placements of our shares, revenue, and to a lesser extent, borrowings under loan agreements. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. For this reason, our independent registered public accountants’ report for the year ended December 31, 2014 included an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” This doubt continues to exist.

Although we do not have any current capital commitments, we expect that over time we will increase our expenditures to continue our efforts to grow our business and commercialize products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. In the near-term, we implemented measures to reduce expenses and renegotiated longer payment terms in our existing contracts. While we anticipate that these efforts will improve cash flow by $600,000 or more per quarter in the near-term, there is no guarantee that our efforts will be successful or sustainable, or that we will have sufficient cash available when payments are due under the new terms. Barring unforeseen circumstances or further changes in business plan, if we are able to maintain control over expenditures and continue revenue growth, we believe our existing cash will be sufficient for the next three quarters or longer. Nevertheless, it is our intent to raise additional capital at opportune times and we believe that we will need to do so before reaching profitability. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to further scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating activities

We used $2,422,000 of net cash in operating activities for the six months ended June 30, 2015. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $291,000 of cash in the six months ended June 30, 2015. These non-cash adjustments primarily reflect cash provided by depreciation of $129,000, allowance for doubtful accounts of $73,000, stock-based compensation expense of $63,000, loss on disposal of assets for lease of $44,000 and amortization of deferred financing costs of $37,000. Cash used in operating activities was primarily from deferred revenue of $132,000, partially offset by cash provided from trade accounts payable of $27,000, accrued expenses of $21,000, trade accounts receivable of $20,000, and prepaid expenses and other current assets of $9,000.

For the same period in 2014, we used $1,894,000 of cash in operating activities. Non-cash adjustments to reconcile net loss to net cash provided by operating activities plus changes in operating assets and liabilities used $45,000 of cash in the six months ended June 30, 2014. These non-cash adjustments primarily reflect cash provided by depreciation of $92,000, allowance for doubtful accounts of $89,000, loss on disposal of assets for lease of $55,000, and amortization of deferred financing costs of $44,000. Cash used by operating activities in the six months ended June 30, 2014 were primarily from deferred revenue of $260,000, prepaid expenses and other current assets of $122,000, and trade accounts payable of $122,000, offset by cash provided by operating activities primarily due to accrued expenses of $139,000 and trade accounts receivable of $13,000.

Investing activities

We used $306,000 of net cash in investing activities for the six months ended June 30, 2015, primarily for purchases of assets for lease as well as fixed asset purchases to support our WellChec™ platform. We used $284,000 of net cash in investing activities for the same period in 2014, primarily for purchases of assets for lease.

Financing activities

We generated $912,000 in net cash from financing activities during the six months ended June 30, 2015 due to the sale of shares of our common stock. We generated $7,998,000 of net cash from financing activities during the six months ended June 30, 2014, primarily from proceeds from the sale of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank. We may borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accrued by unpaid interest. The line of credit agreement provides for customary events of default and is secured by a collateral cash account at First Republic. As of June 30, 2015, we had borrowed $2,000,000 under the revolving line of credit.

See Note 6 to our financial statements appearing elsewhere in this report for description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2015 and December 31, 2014, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2015.

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

August 4, 2015	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ James M. Walker
James M. Walker
Chief Financial Officer

