Form 10-Q
period 2015-09-30
Semler Scientific, Inc.
filed 2015-11-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 30, 2015, there were 4,983,56 8 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014

Revenue	$1,562	$897	$4,067	$2,580

Operating expenses:
Cost of revenue	385	178	887	504
Engineering and product development	268	262	983	906
Sales and marketing	1,314	1,040	3,809	2,514
General and administrative	1,147	784	2,602	1,821
Total operating expenses	3,114	2,264	8,281	5,745

Loss from operations	(1,552)	(1,367)	(4,214)	(3,165)

Other expense:	(28)	(99)	(79)	(150)
Net loss	$(1,580)	$(1,466)	$(4,293)	$(3,315)
Net loss per share, basic and diluted	$(0.32)	$(0.31)	$(0.87)	$(0.85)
Weighted average number of shares used in computing basic and diluted loss per share	4,983,198	4,708,162	4,909,354	3,900,746

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$1,925	$4,156
Restricted Cash	-	2,100
Trade accounts receivable, net of allowance for doubtful accounts of $73 and $51, respectively	439	355
Prepaid expenses and other current assets	90	135
Total current assets	2,454	6,746

Assets for lease, net	856	673
Property and equipment, net	188	9
Long-term deposits	22	17
Deferred financing costs	-	55
Total assets	$3,520	$7,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$61	$89
Accrued expenses	1,552	1,363
Deferred revenue	1,328	612
Loans payable	-	2,000
Total current liabilities	2,941	4,064

Long-term liabilities:

Accrued rent	48	-

Total long-term liabilities	48	-

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,008,567 and 4,734,217 shares issued, and 4,983,567 and 4,709,217 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	18,686	17,298
Accumulated deficit	(18,160)	(13,867)

Total stockholders' equity	531	3,436

Total liabilities and stockholders' equity	$3,520	$7,500

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Nine months ended September 30
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,293)	$(3,315)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	55	129
Depreciation	211	140
Loss on disposal of assets for lease	106	67
Allowance for doubtful accounts	119	104
Stock-based compensation expense	549	178
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(203)	(186)
Prepaid expenses and other current assets	40	(122)
Accounts payable	(28)	(39)
Accrued expenses	237	345
Deferred revenue	716	439
Net Cash Used in Operating Activities	(2,491)	(2,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(195)	(5)
Change in restricted cash	2,100	-
Purchase of assets for lease	(484)	(391)
Net Cash Provided by (Used in) Investing Activities	1,421	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	999	10,010
Stock options exercised	14	-
Offering costs	(174)	(1,959)
Payments of loans payable	(2,000)	(45)
Payments of equipment leases	-	(111)
Net Cash Provided by (Used in) Financing Activities	(1,161)	7,895

INCREASE (DECREASE) IN CASH	(2,231)	5,239
CASH, BEGINNING OF PERIOD	4,156	734

CASH, END OF PERIOD	$1,925	$5,973
Cash paid for interest	$19	$23

Supplemental disclosure of noncash financing activity:
Conversion of preferred stock into common stock	$-	$6,707

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

Initial Public Offering

In February 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,430,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of $7,403 after deducting underwriting discounts and commissions of $848 and other offering expenses of approximately $1,759. The Company incurred $648 of the offering expenses in 2013, and incurred $1,959 of such expenses in the first half of 2014. The Company granted the underwriter an overallotment option to acquire an additional 214,500 shares of its common stock, which expired April 6, 2014 unexercised, and issued the underwriter warrants to acquire an aggregate of 71,500 shares of its common stock at an exercise price of $8.75 per share, which became exercisable February 20, 2015 and expire February 20, 2019. Upon the closing of the IPO, all shares of the Company’s then-outstanding Series A convertible Preferred Stock (1,468,402), Series A-1 convertible Preferred Stock (293,750) and Series A-2 convertible Preferred Stock (250,000) automatically converted into an aggregate of 2,012,152 shares of common stock. In addition, the Company’s then outstanding warrants to acquire an aggregate of 1,067,210 shares of Series A convertible Preferred Stock and 228,656 shares of Series A-1 convertible Preferred Stock were cashlessly exercised at the IPO price for an aggregate of 479,115 shares of common stock. All other outstanding warrants of the Company became exercisable for common stock effective upon the IPO in accordance with their terms. In September 2015, the Company amended the terms of all of its outstanding warrants to acquire shares of its common stock (other than the underwriter warrants to acquire an aggregate of 71,500 shares) to provide that all such warrants expire July 31, 2023.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of September 30, 2015, the Company had negative working capital of $487, cash of $1,925 and stockholders’ equity of $531. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product and providing testing services. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. In order to execute on its business plan, and given current available cash the Company anticipates that it will need to raise additional capital at opportune times.

The Company’s financial statements as of September 30, 2015 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital or increase revenue from leasing its product and providing testing services within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

3.	Assets for Lease

Assets for lease consist of the following:

	September 30, 2015	December 31, 2014

Assets for lease	$1,259	$956
Less: Accumulated Depreciation	(403)	(283)
Assets for lease, net	$856	$673

Depreciation expense amounted to $72 and $48 for the three months ended September 30, 2015 and September 30, 2014, respectively. Depreciation expense amounted to $195 and $140 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Reduction to accumulated depreciation for returned items was $34 and $21 for the three months ended September 30, 2015 and September 30, 2014, respectively. Reduction to accumulated depreciation for returned items was $75 and $69 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

4.	Deferred Financing Costs

As of September 30, 2015 and December 31, 2014, deferred financing costs have the net amounts of $0 and $55, respectively. The amounts amortized to interest expense were $18 and $85 for the three months ended September 30, 2015 and September 30, 2014, respectively. The amounts amortized to interest expense were $55 and $129 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Per details in Note 6, leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014

Offering Costs	$227	$407
Compensation	726	721
Miscellaneous Accruals	599	235
Total Accrued Expenses	$1,552	$1,363

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

Facilities Leases

For the three months ended September 30, 2015, the Company recognized $81 in facilities lease expense. For the nine months ended September 30, 2015, the Company recognized $165 in facilities lease expense. The Company had no material facilities leases for the three and nine months ended September 30, 2014 and had no rent expense for such period.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $50.8 for the year ended December 31, 2015; $209.1 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $46.5 for the year ended December 31, 2015; $188.6 for the year ended December 31, 2016; $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018. The Company recorded an expense of $50, which represented the difference between estimated cash payments on the lease and cash receipts from the sublease. The Company recorded the resulting long-term liability as accrued rent on the Company’s balance sheet.

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

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company may borrow up to $2,000 for a 12-month term that has a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate is 1.25% p.a. Under the line of credit agreement, the Company will make monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provides for customary events of default. This line of credit is secured by a $2,100 collateral cash account in the Company’s name at First Republic. As of September 30, 2015, the Company was in compliance with the material terms of this facility. The line of credit was retired and the collateral cash account was closed in September 2015.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

Interest expense under these obligations for the three months ended September 30, 2015 and 2014 was $6 and $4, respectively. Interest expense under these obligations for the nine months ended September 30, 2015 and 2014 was $19 and $13, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Convertible preferred stock	-	-	-	414,267
Convertible preferred stock warrants	-	-	-	326,134
Common stock warrants	359,714	359,714	359,714	285,655
Options	852,040	389,663	768,236	354,951
Total	1,211,754	749,377	1,127,950	1,381,007

8.	Stock-Based Compensation

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan provides that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”). However, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve was 638,640 shares for the year ending December 31, 2015 as of September 30, 2015. The Board approved an increase of 1,500,000 shares, which was submitted to the stockholders for approval on October 29, 2015.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2015, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

under the 2007 Plan and 149,960 shares of an aggregate total of 638,640 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2015 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2015 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	649,500	$1.49	7.44	$474
Options granted	271,300	3.03
Options exercised	(7,051)	2.10
Options forfeited	(32,620)	2.14
Balance, September 30, 2015	881,129	$1.93	7.48	$1,024
Exercisable as of September 30, 2015	508,834	$1.43	6.09	$837

The total compensation cost related to unvested stock option awards not yet recognized was $656 and $0 as of September 30, 2015 and 2014, respectively. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.7 years. The total estimated grant date fair value of unvested options was $765 and $0 as of September 30, 2015 and 2014, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 is $2.02 per share or an aggregate grant date fair value of $549. The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 is $2.54 per share or an aggregate grant date fair value of $178.

On January 1, 2015 the Company’s Board of Directors granted an option to acquire an aggregate of 75,000 shares under the 2014 Plan. On May 1, 2015 the Company’s Board of Directors granted options to acquire an aggregate of 50,000 shares under the 2014 Plan. On July 21, 2015, the Company’s Compensation Committee granted options to acquire an aggregate of 111,300 shares under the 2014 Plan. The options from all three grant dates vest on a monthly schedule over 48 months such that they are vested in full on the four-year anniversary of the grant date. On July 31, 2015 the Company’s Compensation Committee granted options to the Board of Directors to acquire an aggregate of 35,000 shares under the 2014 Plan. The options from this grant date vested immediately upon date of grant such that they are vested in full on the grant date.

In September 2015, the Company amended the terms of all of its outstanding warrants to acquire shares of its common stock (other than the underwriter warrants to acquire an aggregate of 71,500 shares) to provide that all such warrants expire July 31, 2023. The Company has recorded an expense of $363 as is relates to stock based compensation during the quarter ended September 30, 2015 for this change in expiration terms.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected term (in years)	5	5	5	5
Risk-free interest rate	1.5 - 1.7%	1.7%	1.5 - 1.7%	1.7%
Expected volatility	83.0%	83%	82.9%	83%
Expected dividend rate.	0%	0%	0%	0%

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

The Company has recorded an expense of $485 and $178 as it relates to stock-based compensation for the three months ended September 30, 2015 and 2014, respectively, and an expense of $549 and $178 as it relates to stock-based compensation for the nine months ended September 30, 2015 and 2014, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended September 30,		Nine months ended September 30
	2015	2014	2015	2014
Cost of Revenue	$1	$-	$2	$-
Engineering and Product Development	9	-	15	-
Sales and Marketing	77	-	102	-
General and Administrative	398	178	430	178
Total	$485	$178	$549	$178

9.	Subsequent Events

At a meeting of the Board of Directors of the Company held on July 30, 2015, the Board authorized a proposal to increase the number of shares available under the 2014 Plan by 1,500,000 shares. Such proposal was submitted to and approved by the stockholders for approval at the annual stockholder’s meeting on October 29, 2015. In connection with the approval, options to acquire 703,500 shares of our common stock were granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2014, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 13, 2015, as amended, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

Overview

We are an emerging growth company that provides diagnostic and testing services to healthcare insurers and physician groups. Our mission is to develop, manufacture and market innovative proprietary products and services that assist healthcare providers in evaluating and treating chronic diseases. Our first patented and U.S. Food and Drug Administration, or FDA cleared product, introduced commercially in 2011, measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease. In March 2015 we received FDA 510(k) clearance for the next generation version of this product named QuantaFlo™, which was commercially launched in August 2015. In April 2015, we announced the launch of our multi-test service offering, WellChec™, to more comprehensively evaluate patients for chronic disease. In the three months ended September 30, 2015 we had total revenue of $1,562,000 and a net loss of $1,580,000 compared to total revenue of $897,000 and a net loss of $1,466,000 in the same period in 2014. In the nine months ended September 30, 2015 we had total revenue of $4,067,000 and a net loss of $4,293,000 compared to total revenue of $2,580,000 and a net loss of $3,315,000 in the same period in 2014.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. We recently launched our WellChec™ testing services platform and are beginning to receive contracted orders for this service. Although we anticipate that current orders, if successfully fulled, will significantly impact revenue in the fourth quarter of 2015 and the first quarter of 2016. If successfully fulfilled, WellChec™ will represent a greater portion of our overall revenues. However, we cannot predict with any certainty whether or not these order trends for WellChec™ will continue, nor the anticipated impact on other items of our results of operations.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

We had revenue of $1,562,000 for the three months ended September 30, 2015, an increase of $665,000, or 74%, compared to $897,000 in the same period in 2014. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. Our third quarter revenue also includes fees for testing services with our WellChec™ platform. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 44%, and the average amount of revenue recognized per unit increased 5% as compared to 2014. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $160,000 of revenue from per-use fees, testing services and other sales during the three months ended September 30, 2015. We currently anticipate revenue growth in the fourth quarter of 2015 due to order volume for our WellChec™ testing services.

Operating expenses

We had total operating expenses of $3,114,000 for the three months ended September 30, 2015, an increase of $850,000, or 38%, compared to $2,264,000 in the same period in 2014. The primary reasons for the increase were increased general and administrative expense, sales and marketing expense, cost of revenue, and engineering and product development expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $385,000 for the three months ended September 30, 2015, an increase of $207,000, or 117%, from $178,000 for the same period in the previous year. The primary reasons for the increase were $79,000 associated with employees who oversee manufacturing and fulfillment operations. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $24,000, or 51%, which corresponds to the 44% increase in the number of installed units in the field generating monthly depreciation charges, partially offset by a decrease in average depreciation per unit per month of 1%. Other cost of revenue items, such as building lease, freight and other miscellaneous items were $70,000 higher and cost of units that were retired was $34,000 higher in the third quarter of 2015 compared to the same period in 2014.

Engineering and product development expense

We had engineering and product development expense of $268,000 for the three months ended September 30, 2015, an increase of $6,000, or 3%, compared to $262,000 in the same period in 2014. The increase was primarily due to increased salary expense of $187,000 and increased stock compensation expense of $7,000, which were partially offset by lower consulting costs for new product development of $166,000, decreased clinical study expense of $18,000, and decreased other expenses of $4,000.

Sales and marketing expense

We had sales and marketing expense of $1,314,000 for the three months ended September 30, 2015, an increase of $274,000, or 26%, compared to $1,040,000 in the same period in 2014. The increase was primarily due to higher salary expense of $94,000 associated with having an expanded sales team as compared to the prior period, higher facility expense of $81,000, higher stock compensation expense of $77,000 as a result of the issuance of additional stock options and a change in terms to warrant expiration dates, higher travel expense of $61,000, higher other expenses of $39,000, and higher trade show expense of $5,000, which increases were partially offset by lower sales commissions of $83,000, as compared to the same period in 2014.

General and administrative expense

We had general and administrative expense of $1,147,000 for the three months ended September 30 2015, an increase of $363,000, or 46%, compared to $784,000 in the same period in 2014. The increase was primarily due to higher stock compensation expense of $221,000 as a result of the issuance of additional stock options and a change in terms to warrant expiration dates, higher patent and legal expenses of $92,000, higher medical device excise tax, state and local tax, higher insurance premiums of $31,000, higher expense for uncollectable accounts of $30,000, higher salaries and fees for employees, directors, and consultants of $21,000, higher costs associated with other expenses of $13,000, and audit and tax preparation expense of $10,000, which increases were partially offset by lower costs associated with being a publicly traded company of $41,000, and lower travel and other expenses of $14,000.

Other expense

We had other expense of $28,000 for the three months ended September 30, 2015, a decrease of $71,000, or 71%, compared to $99,000 in the same period in 2014. The decrease was primarily due to lower interest expense of $75,000, which decreased due to retirement of loan and equipment lease obligations as associated deferred financing fees, partially offset by higher other expense of $4,000.

Net loss

For the foregoing reasons, we had a net loss of $1,580,000, or $0.32 per share, for the three months ended September 30, 2015, an increase of $114,000, or 8%, compared to a net loss of $1,466,000, or $0.31 per share, for the same period in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

We had revenue of $4,067,000 for the nine months ended September 30, 2015, an increase of $1,487,000, or 58%, compared to $2,580,000 in the same period in 2014. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. We also began generating fees for testing services with our WellChec™ platform in the second quarter of 2015. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 44%, and the average amount of revenue recognized per unit grew 1% as compared to 2014. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $313,000 of revenue from per-use fees, testing services, and other sales during the nine months ended September 30, 2015. We currently anticipate revenue growth in the fourth quarter of 2015 due to order volume for our WellChec™ testing services.

Operating expenses

We had total operating expenses of $8,281,000 for the nine months ended September 30, 2015, an increase of $2,536,000, or 44%, compared to $5,745,000 in the same period in 2014. The primary reasons for the increase were increased sales and marketing expense, general and administrative expense, cost of revenue, and engineering and product development expense, partially offset by a decrease in other expenses. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $887,000 for the nine months ended September 30, 2015, an increase of $383,000, or 76%, from $504,000 for the same period in 2014. The primary reason for the increase was additional costs of $178,000, associated with employees who oversee manufacturing and fulfillment operations. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $55,000, or 40%, in the first nine months of 2015 compared to the same period in 2014 corresponding to the 44% increase in the number of installed units in the field generating monthly depreciation charges, partially offset by a decrease in average depreciation per unit per month of 4%. Other cost of revenue items, such as building lease, freight and other miscellaneous items were $113,000 higher and cost of units that were retired were $37,000 higher in the nine months ended September 30, 2015 compared to the same period in 2014.

Engineering and product development expense

We had engineering and product development expense of $983,000 for the nine months ended September 30, 2015, an increase of $77,000, or 8%, compared to $906,000 in the same period in 2014. The increase was primarily due to higher salary expense of $559,000, increased clinical study expense of $52,000, increased stock compensation expense of $15,000, which were partially offset by lower consulting costs for new product development of $546,000 and lower other expense of $3,000.

Sales and marketing expense

We had sales and marketing expense of $3,809,000 for the nine months ended September 30, 2015, an increase of $1,295,000, or 52%, compared to $2,514,000 in the same period in 2014. The increase was primarily due to higher salary expense of $836,000 associated with having an expanded sales team as compared to the prior period, higher travel expense of $165,000, higher facility expense of $165,000, higher other expenses of $104,000, higher stock compensation expense of $102,000 as a result of the issuance of additional stock options and a change in terms to warrant expiration dates, and higher trade show expense of $62,000, which were partially offset by lower commission expenses of $139,000 as compared to the same period in 2014.

General and administrative expense

We had general and administrative expense of $2,602,000 for the nine months ended September 30 2015, an increase of $781,000, or 43%, compared to $1,821,000 in the same period in 2014. The increase was primarily due to higher salaries and fees for employees, directors, and consultants of $269,000, higher stock compensation expense of $252,000 as a result of the issuance of additional stock options and a change in terms to warrant expiration dates, higher medical device excise tax, state and local tax, audit and tax preparation expense of $131,000, higher insurance premiums of $103,000, higher patent and legal expenses of $76,000, higher other expenses of $21,000, and higher expense for uncollectable accounts of $16,000, which were partially offset by lower costs associated with being a publicly traded company of $65,000, and lower travel expense of $22,000.

Other expense

We had other expense of $79,000 for the three months ended September 30, 2015, a decrease of $71,000, or 47%, compared to $150,000 in the same period in 2014. The decrease was primarily due to lower interest expense of $78,000 as a result of which decreased due to retirement of loan and equipment lease obligations as associated deferred financing fees, partially offset by higher other expense of $7,000.

Net loss

For the foregoing reasons, we had a net loss of $4,293,000, or $0.87 per share, for the nine months ended September 30, 2015, an increase of $978,000, or 30%, compared to a net loss of $3,315,000, or $0.85 per share, for the same period in 2014.

Liquidity and Capital Resources

We had cash and restricted cash of $1,925,000 at September 30, 2015 compared to $6,256,000 (which included $2,100,000 of restricted cash) at December 31, 2014, and total current liabilities of $2,941,000 at September 30, 2015 compared to $4,064,000 at December 31, 2014. As of September 30, 2015 we had negative working capital of approximately $487,000. We had restricted cash of $0 at September 30, 2015 compared to $2,100,000 at December 31, 2014, which had been deposited in a cash collateral account to secure our revolving credit line, see “—Description of Indebtedness” below. On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses. During the quarter ended March 31, 2015, we sold an aggregate 117,500 shares of our common stock to Mr. William H.C. Chang, an accredited investor and significant stockholder, pursuant to separate stock purchase agreements for an aggregate cash purchase price of $498,600. During the quarter ended June 30, 2015, we issued and sold an aggregate of 143,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $500,500.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our vascular testing product and our testing service. Our principal sources of cash have included the issuance of equity, primarily our February 2014 initial public offering of common stock, as well as other private placements of our shares, revenue, and to a lesser extent, borrowings under loan agreements. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability. For this reason, our independent registered public accountants’ report for the year ended December 31, 2014 included an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” This doubt continues to exist.

Although we do not have any current capital commitments, we expect that over time we will increase our expenditures to continue our efforts to grow our business and commercialize products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital at opportune times. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. To improve operating cash flow, in July 2015, we implemented measures to reduce expenses and renegotiated longer payment terms in our existing contracts. However, there is no guarantee that our efforts will be successful or sustainable, or that we will have sufficient cash available when payments are due under the new terms. Accordingly, it is our intent to raise additional capital at opportune times. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to further scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating activities

We used $2,491,000 of net cash in operating activities for the nine months ended September 30, 2015. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $1,802,000 of cash in the nine months ended September 30, 2015. These non-cash adjustments primarily reflect stock-based compensation expense of $549,000 as a result of the issuance of additional stock options and a change in terms to warrant expiration dates, depreciation of $211,000, allowance for doubtful accounts of $119,000, loss on disposal of assets for lease of $106,000, and amortization of deferred financing costs of $55,000. Cash provided in operating activities was primarily from deferred revenue of $716,000, accrued expenses of $237,000, and prepaid expenses of $40,000, partially offset by net cash used in trade accounts receivable of $203,000 and trade accounts payable of $28,000.

For the same period in 2014, we used $2,260,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $1,055,000 of cash in the nine months ended September 30, 2014. These non-cash adjustments primarily reflect stock-based compensation expense of $178,000, depreciation of $140,000, amortization of deferred financing costs of $129,000, allowance for doubtful accounts of $104,000, and loss on disposal of assets for lease of $67,000. Cash provided in operating activities was primarily from deferred revenue of $439,000 and accrued expenses of $345,000, partially offset by net cash used due to trade accounts receivable of $186,000, prepaid expenses and other current assets of $122,000, and trade accounts payable of $39,000.

Investing activities

We generated $1,421,000 of net cash in investing activities for the nine months ended September 30, 2015, primarily from a change in restricted cash of $2,100,000, partially offset by purchases of assets for lease of $484,000 as well as fixed asset purchases of $195,000 to support our WellChec™ platform. We used $396,000 of net cash in investing activities for the same period in 2014, primarily for purchases of assets for lease of $391,000 as well as fixed asset purchases of $5,000.

Financing activities

We used $1,161,000 in net cash in financing activities during the nine months ended September 30, 2015 due to retirement of our $2,000,000 revolving credit line with First Republic Bank and costs of equity financing of $174,000, partially offset by proceeds from sales of equity of $1,014,000 ($999,000 from equity sales to investors and $14,000 from stock option exercises). We generated $7,895,000 of net cash from financing activities during the nine months ended September 30, 2014, primarily from proceeds from the sale of shares of our common stock in our February 2014 initial public offering, which proceeds were partially offset by offering costs and payment of the current portion of our long-term liabilities.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank pursuant to which we could borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate was 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accrued by unpaid interest. The line of credit agreement provided for customary events of default and was secured by a collateral cash account at First Republic. As of September 30, 2015, we had repaid the revolving line of credit in full and it is no longer outstanding.

See Note 6 to our financial statements appearing elsewhere in this report for description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2015 and December 31, 2014, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2015.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
10.1	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement
10.2	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant

32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2015	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ James M. Walker
James M. Walker
Chief Financial Officer

