Form 10-K
period 2015-12-31
Semler Scientific, Inc.
filed 2016-02-26
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $9,243,653 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 24, 2016 was 5,123,568.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This annual report on Form 10-K contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report on Form 10-K.

You should read this annual report on Form 10-K and the documents that we reference herein and therein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this annual report on Form 10-K is accurate as of the date on the front cover of this annual report only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this annual report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

This annual report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data.

i

2015 ANNUAL REPORT ON FORM 10-K

ii

PART I

ITEM 1.  BUSINESS

General

We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare insurers and physician groups. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease. We believe the combination of our proprietary PAD test, QuantaFlo™, and our multi-test service platform, WellChec™, position us to provide valuable information to our insurance company and physician customers, which in turn permit them to guide patient care and close the gap between the cost of patient care and compensation for providing that care.

In the year ended December 31, 2015 we had total revenue of $7,001,000 and a net loss of $8,501,000 compared to total revenue of $3,635,000 and a net loss of $4,515,000, in 2014.

We were originally formed as an Oregon corporation in 2007, by our co-founder and Chairman, Dr. Semler, who invented the technology behind our products. In 2013, prior to our initial public offering, we reincorporated in Delaware.

Our Products and Services

We currently market only one patented and FDA-cleared product, QuantaFlo™, and our multi-test service platform, WellChec™, to our customers. QuantaFlo™ is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of QuantaFlo™:

QuantaFlo™ features a sensor clamp that is placed on the toe or finger much like current pulse oximetry devices. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm and displayed on the video monitor. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. A hardcopy report form is generated that displays four waveforms and the ratio of each leg measurement compared with the arms. Results are classified as Flow Obstruction or No Flow Obstruction.

We have primarily developed a license model rather than an outright sales model for QuantaFlo™. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo™ has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with QuantaFlo™. To date, we roughly estimate that routine office usage of the QuantaFlo™ has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo™, or as part of the WellChec™ multi-test platform.

QuantaFlo™ is also the centerpiece of our wellness diagnostic testing service, known as WellChec™. WellChec™ provides testing equipment and third-party personnel to perform tests and examinations of patients for our customers. We invoice on a fee per test or per examination basis for this service. The tests performed are for chronic disease states, which include respiratory disease, vascular disease, eye disease, bone disease, heart disease, neuropathy and diabetes.

We have placed our QuantaFlo™ product with cardiologists, internists, nephrologists, endocrinologists, podiatrists and family practitioners and organizations including healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry. Our WellChec™ service platform is generally targeted to health insurance plans and other healthcare organizations.

Other Blood Flow Testing Methods

Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The traditional ankle brachial index, or ABI, with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally these tests take 15 minutes to perform and require a vascular technician to be done properly. Like QuantaFlo™, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to QuantaFlo™, imaging tests are much more expensive and are performed by specialists in special laboratories or offices.

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

Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, it gives an incentive for physicians to provide more treatments because payment is dependent on the quantity of care, rather than quality of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. The amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant medical history. For Medicare Advantage patients, Centers for Medicare and Medicaid

Services, or CMS, pays a fee per patient, also known as capitation. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in expected health costs of individuals. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified. Accordingly, there is a financial incentive to identify those Medicare Advantage patients that are sicker, including those that have undiagnosed ailments such as PAD.

The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 precerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness is an economic benefit. These changes are already in place for the approximately 17 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.

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

We believe medical personnel who care for those older than 50 years are the target market for QuantaFlo™, along with those insurance plans that have a high number of Medicare Advantage patients. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of PAD.

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

Generally speaking, individual products are not specifically approved by name under a third-party payor code. Physicians who seek reimbursement for PAD testing procedures are likely to use codes that describe non-invasive physiologic testing of extremities. We do not track directly how physicians code for and receive payment for such procedures.

Strategy

Our mission is to develop, manufacture and market proprietary products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

•	Targeting customers with patients at risk of developing PAD. Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo™ on a license-based model to insurance plans and medical personnel who care for those older than 50, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 250,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo™ is estimated to be more than 80 million patients in the United States annually.

•	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo™ does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional analog ABI devices.

•	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. We recently received FDA 510(k) clearance of our product, QuantaFlo™, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings, and also launched WellChec™ in April 2015. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.

Sales and Marketing

We provide our QuantaFlo™ product and WellChec™ services to our customers through our salespersons and our QuantaFlo™ product through our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 20% of our revenues in each of 2014 and 2015. With certain exceptions, we appointed Bard on a co-exclusive basis to license QuantaFlo™ to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products and services to our anticipated market.

We deliver our vascular testing product directly to our customers, and in-service training to the customer is provided either on-line or in person. Because QuantaFlo™ is relatively easy to use training can generally be accomplished in less than one day.

Customers who have licensed our QuantaFlo™ product may pay by credit card or check on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We plan to upgrade QuantaFlo™ operating systems as appropriate by direct shipments.

In addition to the license model, which we have done historically, we have recently begun exploring other options to generate revenue from our QuantaFlo™ product. We have contracts that use a fee-per-test model, in which we invoice on a per test basis for use of QuantaFlo™. We have sold QuantaFlo™ equipment and license the QuantaFlo™ software.

WellChec™ services are similarly marketed and sold by our direct sales and marketing team to the same group of potential customers. Generally, each test or examination that is performed has a contracted rate for which the customer is invoiced on a periodic basis.

Manufacturing

We manufacture our product, QuantaFlo™ through an independent contractor. We entered into our service and supply agreement with the contract manufacturer in April 2011 and pay our manufacturer for finished goods. The contract provides for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contract will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturer, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. We believe QuantaFlo™ is relatively easy to manufacture. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

Competition

The principal competitor for QuantaFlo™ is the standard blood pressure cuff ankle-brachial index, or ABI, device. QuantaFlo™ does not include a blood pressure cuff. We are not aware of another product that performs “digital ABI” without the use of a blood pressure cuff. There are several companies that manufacture the traditional ABI device, which range in price from $2,500 to $20,000. Some of these companies are much larger than us and have more financial resources and their own distributor network. The traditional ABI devices are differentiated by the degree of automation designed into each product. ABI devices that rely more heavily on operator assessment (i.e., listening to the return of pulse while decreasing cuff pressure), are thought to have less objectivity in their measurement. We know of no direct ‘digital ABI’ competitor to QuantaFlo™. Because standard ABI devices require a better trained operator, the products are usually sold to specialized vascular labs that are supervised by a vascular surgeon, with the tests performed by a licensed vascular technician. It is not uncommon for such ABI devices to be marketed to the offices of internists, podiatrists, endocrinologists or most cardiologists.

Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo™ does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured with traditional analog ABI devices.

The list of potential competitors for WellChec™ services is quite extensive as any medical practitioner can perform tests and examinations. Such practitioners might be in solo or group practices or employed by a larger entity, such as a company or a medical center. Our intention is provide a comprehensive, premium delivery of diagnostic information some of which is obtained with our proprietary QuantaFlo™ product. Most of the information that is collected in the WellChec™ service can be obtained by competitors using available technology or products.

Research and Development Program

We have dedicated, engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development, as QuantaFlo™ is PC-based. We are currently developing several updates and modifications to QuantaFlo™ in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our patent portfolio and protecting proprietary positions.

We have sponsored several studies of our blood flow measurement products. One of these studies, the results of which were compiled in 2012 and published in a peer reviewed journal in 2013, sought to determine the frequency of finding undiscovered vascular disease in primary care practices using our vascular testing product. In the study of 632 patients at 19 office practices, the frequency of flow obstruction was 12% and of these patients, 75% did not have classic symptoms of PAD. Among other limitations of the study, the publication mentions the study’s retrospective design, no direct comparison to other vascular tests, and passive data collection such that 8% of patients had one or more missing data fields.

Another study we sponsored was designed to assess the side by side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study have not been submitted for publication in a peer reviewed journal and are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was sponsored by us.

Another study also was designed to assess the side by side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In this prospective study at five medical practices during 2013 through 2015, 360 limbs from 180 patients were examined with three techniques: Our vascular testing product, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Results demonstrated that our test demonstrated greater sensitivity, greater accuracy and equivalent specificity compared to ABI with Doppler measurements. The results of the study are available as a white paper. Among limitations of the study are that it had a small sample size, was conducted at a mix of primary care and specialty practices, had no formal tracking of consecutive patients, and was sponsored by us.

Patents and Licenses

We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027. Three other U.S. patent applications are pending. Other patents are in process.

Governmental Regulation

Our vascular testing product received FDA 510(k) clearance in February 2010 as a Class II Medical Device. Advanced Vascular Technologies, or AVD, an entity formerly affiliated with our co-founder and Chairman, Dr. Semler, applied for and obtained for the 510(k) clearance. However, any interests it may have had in such 510(k) clearance were subsequently assigned to us and AVD did not manufacture any products for our company. In March 2015, we received FDA 510(k) clearance for the next generation version of this product, QuantaFlo™. The Class II Medical Device designation means that QuantaFlo™ is a commercial device and is currently being sold in the United States. Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to provide reasonable assurance of the safety and effectiveness of the device. Pre-market review and clearance by FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure. Pre-market notification submissions are subject to user fees, unless a specific exemption applies.

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

U.S. Food and Drug Administration Regulation

QuantaFlo™ is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

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

FDA’s Pre-market Clearance and Approval Requirements

To commercially distribute in the United States, QuantaFlo™ or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a premarket approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, a medical device manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to QuantaFlo™ we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances. In addition, the FDA is currently evaluating the 510(k) clearance process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearance and additional requirements that may significantly impact the process.

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

Third-Party Coverage and Reimbursement

We cannot control whether or not providers who use QuantaFlo™ will seek third-party coverage for such procedures or reimbursement. If providers intend to seek third-party coverage or reimbursement for use of QuantaFlo™, the success of our product could become dependent on the availability of coverage and reimbursement from third-party payors, such as governmental programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payors and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS for Medicare as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo™. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo™ measurements that require us to seek reimbursement from third-party payers. Many of our customers are third-party payors who pay us directly for use of our product and services.

Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best in patient care and clarity regarding reimbursement and work to reverse any non-coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For example, if CMS decreases the monthly payment for a 65 year old patient, then the provider will have to decide which steps to eliminate from his or her routine office visits in order to maintain a profitable business model. If the time of an office visit will need to be reduced to maintain a profitable business, a provider may decide to eliminate certain services or conducting certain procedures, such as deciding not to use a thermometer, take someone’s blood pressure or use a QuantaFlo™ to run an ABI test. Thus, reimbursement limitations imposed by CMS on providers may affect their decision making about which services to provide during an office visit, which could affect our company.

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

Employees

As of December 31, 2015, we had 37 employees, 36 were full time employees and one was a part time employee. These employees included two executive officers and 24 employees dedicated to sales and marketing of our product and service. Subsequent to year end we implemented a work force reduction as part of our cost containment measures. As of the date of this annual report, we have 25 employees, 24 are full time employees and one is a part time employee. Our current employees include two executive officers and 16 employees dedicated to sales and marketing of our product and service. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We also regularly engage consultants and subcontractors on an as-needed basis.

ITEM 1A.  RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this annual report on Form 10-K.

Risks Related to our Business

We have incurred significant losses since inception. There is no assurance that we will ever achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $8,501,000 for the year ended December 31, 2015 compared to $4,515,000 for the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $22,368,000. To date, we have financed our operations primarily through the sale of our equity securities and, to a limited extent, bank financing and the issuance of promissory notes. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Additional financing may not be available in the amount that we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of us by our stockholders would be diluted. In addition, in order to raise additional funds we may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities. We have devoted substantially all of our financial resources and efforts to research and development and marketing of our vascular testing products. There can be no assurance that we will be able to achieve or maintain profitability.

Our independent registered public accounting firm’s report for the year ended December 31, 2015 includes a “going concern” explanatory paragraph.

As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our QuantaFlo™ product. Our limited capital resources and operations to date have been funded primarily through sales of our equity securities and, to a limited extent, bank financing and revenue from leasing our QuantaFlo™ product. As of December 31, 2015, we had negative working capital of $2,356,000, cash of $405,000, stockholders’ deficit of $1,072,000 and an accumulated deficit of approximately $22,368,000. As our revenue grows, our operating expenses will continue to grow and, as a result, we will need to generate significant additional revenues to achieve profitability. As a result, our auditor’s report for year ended December 31, 2015 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

 If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.

 Our business strategy was formed based on assumptions about the peripheral arterial disease, or PAD, market that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with PAD and the importance of codifying vascular disease will help drive growth in the PAD market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. In addition, we are seeking to increase our sales and, in order to do so, will need to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We currently actively market only one FDA-cleared product, a vascular testing product; vascular testing may not achieve broad market acceptance or be commercially successful.

We currently actively market only one product, QuantaFlo™, and expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product may not gain broad market acceptance unless we continue to convince physicians and plans of its benefits. Moreover, even if physicians understand the benefits of vascular testing, they still may elect not to use our product for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase, or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope, that only required one-time minimal purchases.

 If physicians do not perceive our vascular testing product as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that our product is not commercially successful or is withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

 Physicians may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ABI devices.

 We believe that physicians will not widely adopt our vascular testing product or our other products in development unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of such product provides a safe and effective alternative to other existing ABI devices.

 We cannot provide any assurance that the data collected from our past, current and any future clinical trials will be sufficient to demonstrate that our products are an attractive alternative to other ABI devices or procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other ABI devices that are available on the market, our ability to successfully market our products will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. We also believe that published per-reviewed journal articles and recommendations and support by influential physicians regarding our vascular testing product and our other products in development will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published. Accordingly, there is a risk that our products may not be adopted by many physicians, which would negatively impact our business, financial condition and results of operations.

  If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.

 Maintaining and growing revenues from our products and service offerings depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as our vascular testing product to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of adequate coverage and reimbursement for the procedures or patient care performed with our vascular testing product by government and private insurance plans is central to the acceptance of our vascular testing product and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with our vascular testing product if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

Our vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.

Our vascular testing product is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which our vascular testing product is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as our vascular testing product. We cannot control whether or not providers who use our vascular testing product will seek reimbursement. Therefore, our ability to successfully commercialize our vascular testing product could depend on the adequacy of coverage and reimbursement from these third-party payors.

Currently, our vascular testing product is generally but not specifically approved for any particular reimbursement code. Although most of our customers report being covered and reimbursed by third-party payors consistently for procedures using a variety of different reimbursement codes, there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some potential customers have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our vascular testing product to be used, we do not intend to pursue formal approval for our vascular testing product for any particular code.

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

We have limited experience marketing our vascular testing product and may not be able to generate anticipated sales.

Because we launched our vascular testing product in the first quarter of 2011, and QuantaFlo™ in August 2015, we have limited experience marketing our vascular testing product. As of the date of this annual report we only had 16 employees dedicated to sales and marketing of our product. In August 2012, we began a co-exclusive supply and distribution arrangement with Bard Peripheral Vascular, Inc., a large medical device company, to distribute our vascular testing product. Our operating results are directly dependent upon our sales and marketing efforts and to a lesser extent, the efforts of our co-exclusive contract distributor. While we expect our sales and marketing force and our co-exclusive contract distributor to develop long-lasting relationships with the physicians and healthcare providers they serve and provide services in accordance with our standards. However, we do not control our co-exclusive contract distributor, and it operates and oversees its own daily operations. There is a risk that our co-exclusive contract distributor will not always act consistent with our best interests. If our co-exclusive contract distributor fails to adequately promote and market our vascular testing product, our revenues could decrease and we might not be able to achieve or maintain profitability and it could have a material adverse effect on our business and financial condition.

We face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. If any of our sales or marketing force were to resign us, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 20% of our revenue for each of the years ended December 31, 2015 and 2014. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of our vascular testing product. Although we have a good relationship with our co-exclusive distributor and have no reason to believe that our current contract will not be renewed when it expires at the end of December 2019 or that our co-exclusive distributor will terminate our arrangement prior to expiration (which it is permitted to do upon 90 days’ notice under our contract), we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenue from our products in addition to the leasing model. These include our recently launched WellChec™ multi-test platform. As we increase our marketing efforts to pursue these new strategies, and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.

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

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Douglas Murphy-Chutorian. We do not have key man insurance for Dr. Murphy-Chutorian. The loss of Dr. Murphy-Chutorian’s services could still severely damage our business prospects, which could have a material adverse effect on our financial condition and results of operations.

We rely on a sole independent supplier and single facility for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility, may negatively impact our operations.

 We manufacture our vascular testing product through a sole independent contractor. The loss or disruption of our relationships with outside vendors could subject us to substantial delays in the delivery of our product to customers. Significant delays in the delivery of our product could result in possible cancellation of orders and the loss of customers. Although we expect our vendor to comply with our contract terms, we do not have control over our vendor. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

 Further, we manufacture our vascular testing product through this sole contract manufacturer in one single facility. If an event occurred that resulted in material damage to this manufacturing facility or our manufacturing contractor lacked sufficient labor to fully operate the facility, we may be unable to transfer the manufacture of our vascular testing product to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.

Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.

 The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover us in the event of liability claims, and as of the date of this this annual report on Form 10-K, no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability claim or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.

We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.

 The manufacturing and marketing of our vascular testing product and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment, or may be required to do so by a regulatory authority. A recall of our vascular testing product or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.

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

 Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis.

 Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that our vascular testing product will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to our vascular testing product or our other products in development. Further, we may not be able to develop improvements and software updates to our vascular testing product at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with our vascular testing product.

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

 The market for medical systems, equipment and other devices and services is highly competitive. We compete with many medical service companies in the United States and internationally in connection with our vascular testing product and products under development. We face competition from numerous companies in the diagnostic area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our vascular testing product or any other future products, if and when they are approved for sale or license, or service offerings that we may develop. Our future success will depend largely upon our ability to anticipate and keep pace with developments and advances. Current or future competitors could develop alternative technologies or products or service offerings that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products or service offerings become obsolete or uncompetitive, our related revenue would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. The FDA regulates virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. We must report to the FDA when evidence suggests that one of our devices may have caused or contributed to death or serious injury or has malfunctioned and the device or a similar device would be likely to cause or contribute to death or serious injury if the malfunction were to recur. If such adverse event occurred, we could incur substantial expense and harm to our reputation and our business and results of operations could be adversely affected.

 Before a new medical device can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. The same rule applies when a manufacturer plans to market a medical device for a new use. The process can be costly and time-consuming. The FDA is expected to respond to a section 510(k) notification in 90 days, but often takes much longer. The premarket approval process usually takes six months to three years, but may take longer. We cannot assure that any new medical devices or new uses or modifications for our vascular testing product that we develop will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Our vascular testing product was initially cleared through the 510(k) clearance process in February 2010, and in March 2015 we received FDA clearance of the next generation version, QuantaFlo™. However, any further modification to a cleared 510(k) device that could significantly affect its safety or efficacy, or that would constitute a significant change in its intended use, will require a new clearance process. The FDA requires device manufacturers to make their own determination regarding whether a modification requires a new clearance; however, the FDA can review and invalidate a manufacturer’s decision not to file for a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations.

 Moreover, as we explore other opportunities to generate revenue, which include performing risk assessment testing for physicians or insurance plans on their patient pools, we are subject to additional laws and regulations regarding the provision of such services. Although we intend to subcontract for qualified and licensed professionals to use our vascular testing product, among others, to provide risk assessment services to our customers’ patients, the provision of such services is subject to a number of laws and regulations, including with respect to patient data and other information.

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

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or pose an unreasonable health risk, the FDA could:

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

 Although part of our business strategy is based on new payment provisions enacted under the current government healthcare reform, we also face significant uncertainty in the industry regarding the implementation of the Health Care Reform Law.

 Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, President Obama signed into law the Health Care Reform Law. The Health Care Reform Law has brought a new way of doing business for providers and health insurance plans. We believe that fee for service programs will be reduced in favor of capitated programs that pay a monthly fee per patient. Risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified. Quality of care measured by completeness and wellness may be economically beneficial. These changes are already in place for 17 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed. Although we expect these measures to be mainly positive for our business given the ability of our vascular testing product to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases, due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Health Care Reform Law may have on us, our customers or our industry. If the Health Care Reform Law is not implemented as we anticipate, or if changes are made in the implementation of the Health Care Reform Law such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our business, financial condition and results of operations.

 In addition, the Health Care Reform Law imposes a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. Generally, the lease of a taxable medical device by the manufacturer will be treated as a sale for purposes of the medical device excise tax, and the medical device excise tax will be imposed on the portion of the lease payment that relates to the use of the taxable medical device (subject to limitation in certain circumstances). The total cost to the industry is expected to be approximately $30 billion over ten years. This new and significant tax burden could have a negative impact on our results of our operations. Although this tax was suspended as of January 1, 2016 for a two-year period ending December 31, 2017, the potential tax burden could still be significant at the end of the suspension period. Further, the Health Care Reform Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. While passage of the Health Care Reform Law may ultimately expand the pool of potential patients for vascular testing with our product and encourage the use of health risk assessment devices and services, the above-discussed changes could adversely affect our financial results and business.

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

 We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from our first sale of securities pursuant to an effective registration statement. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

 We have taken advantage of reduced reporting burdens in this annual report on Form 10-K. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to other companies that comply with public company effective dates.

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

Although we are now required to furnish a report by our management on our internal control over financial reporting, as both a smaller reporting company and an emerging growth company, we are not yet required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we will need to engage in a process to document and evaluate our internal control over financial reporting, which might be both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in our internal control over financial reporting in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

In connection with their evaluation of our internal control over financial reporting for the year ended December 31, 2015, our management identified certain material weaknesses in our internal control over financial reporting. These material weaknesses related to a lack of segregation of duties, a lack of formal review processes for key accounting transactions and responsibilities, and a lack of technical accounting competence. Our independent registered public accounting firm is not required to attest to our management’s evaluation of our internal control over financial reporting. Had our independent registered public accounting firm performed such an attestation of on our management’s evaluation of our internal control over financial reporting, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Although we implemented measures in 2016 to remedy these material weaknesses, we cannot assure you that we have identified all or that we will not in the future have additional material weaknesses. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting. If we have additional material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.

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

 As of December 31, 2015, we have been issued, or have rights to, one U.S. patent. In addition, we have filed three U.S. patent applications that are still pending. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the

United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our vascular testing product or any future products. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

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

 Our executive officers and directors beneficially own in the aggregate shares representing approximately 26.5% of our common stock as of December 31, 2015. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Prior to our initial public offering, there was no public market for our common stock. Although our common stock has traded on the NASDAQ since February 2014, and an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for you to sell our shares without depressing the market price for the shares or at all.

Our common stock may be delisted from the NASDAQ Capital Market and begin trading in the over-the-counter markets if we are not successful in regaining compliance with the NASDAQ’s listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

On August 11, 2015, we received a notice form the Nasdaq Stock Market, or NASDAQ, indicating that as of June 30, 2015, our reported stockholders’ equity did not meet the minimum required to maintain continued listing under its rules, and that as of August 10, 2015, we did not meet the alternative requirements of market value of listed securities or net income from continuing operations. Although we submitted a compliance plan and were granted 180-days to comply, in light of market conditions, we have not undertaken an equity or other capital raise to increase our stockholders’ equity. Accordingly, as of February 8, 2016, we were not in compliance with Rule 5550(b)(1). As a result, on February 9, 2016 we received an official notice of delisting. Although we have requested a hearing, which stays the delisting, we cannot be certain of any outcome or if we will be given additional time to regain compliance. If we are not successful, we anticipate that our common stock may begin trading on the over-the-counter market. Delisting from NASDAQ and trading on the over-the-counter market could adversely affect the liquidity of our common stock. Stocks traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

If our common stock is delisted from the NASDAQ, we could face significant material adverse consequences, including:

•	A limited availability of market quotations for our common stock;
•	A reduced amount of news and analyst coverage for us;
•	A decreased ability to issue additional securities or obtain additional financing in the future;
•	Reduced liquidity for our stockholders;
•	Potential loss of confidence by partners and employees; and
•	Loss of institutional investor interest and fewer business development opportunities.

 The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

 Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility is even more prevalent in the over-the-counter markets. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

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

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in such an offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

The price per share at which we sell or issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price at which you purchased your shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Because we outsource our manufacturing to a “turn-key” manufacturer and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. We currently use space for our corporate headquarters on a rent-free basis in a building located at 2330 NW Everett St., Portland, OR, that is owned by our Chairman and co-founder, Dr. Herbert Semler. We have also leased other facilities on an as-needed basis for our sales and marketing operations. For example, we leased a sales office in Menlo Park, CA, which we have since sublet, as well as an operations fulfillment space in Campbell, CA. See Note 8 to our audited financial statements, appearing elsewhere in this annual report on Form 10-K for a description of our Menlo Park, CA lease.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Capital Market under the symbol “SMLR” beginning February 21, 2014. Prior to our initial listing on NASDAQ, there was no public trading market for shares of our common stock. The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for our common stock.

	High	Low
2015
First Quarter	$6.00	$1.96
Second Quarter	$3.90	$3.17
Third Quarter	$3.54	$2.42
Fourth Quarter	$3.49	$1.78

Holders

On February 24, 2016, the closing sale price of a share of our common stock was $2.24 per share and there were 5,123,568 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 28 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this annual report on Form 10-K.

Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare insurers and physician groups. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease. We believe the combination of our proprietary PAD test, QuantaFlo™, and our multi-test service platform, WellChec™, position us to provide valuable information to our insurance company and physician customers, which in turn permit them to guide patient care and close the gap between the cost of patient care and compensation for providing that care.

In the year ended December 31, 2015 we had total revenue of $7,001,000 and a net loss of $8,501,000 compared to total revenue of $3,635,000 and a net loss of $4,515,000, in 2014.

Sources of Revenues and Expenses

Revenue

We generate revenue primarily from the rental or license of our vascular testing product, QuantaFlo, or providing diagnostic testing services, through our WellChec service, to our customers. We recognize revenue from the licensing of our vascular testing product pursuant to agreements that typically automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. We recognize revenue for providing diagnostic testing services on a per test basis to customers, as earned.

Cost of revenue

Our cost of revenue for our vascular testing product consists primarily of four components: the depreciation expense of our vascular testing product for lease; the write-off of the residual value of our vascular testing products retired from active leasing; manufacturing oversight personnel costs; and other miscellaneous items, such as freight, that are not directly related to product production. Each vascular testing product unit has a depreciation schedule based on the cost of the unit. The cost of each unit is depreciated on a straight-line basis over 36 months. Each unit has its own cost of production, which varies from time to time. We believe that the cost of each unit is a function of manufacturing efficiencies, supply costs and fixed overhead expense as affected by volume of units produced, which change from time to time. When cost of production is lower, the new units have a lower monthly depreciation and decrease the average depreciation per unit per month, which means our cost of revenue is lower. Similarly, if cost of production is higher, the new units will have a higher monthly depreciation and increase the average depreciation per unit per month, which means our cost of revenue is higher. We believe growth in the number of monthly depreciation charges is predominately due to our sales and marketing efforts, which add new customers to an established customer base. The retirement of units from active leasing is primarily a function of the aggregate number of vascular testing units rented and the occurrence from time to time of system upgrades. The other costs of revenue vary primarily as a function of the aggregate number of vascular testing units rented and changes in operations such as manufacturing, delivery or maintenance.

Our cost of revenue for testing services consists primarily of expense for personnel conducting the tests and examinations, travel costs, venue costs, depreciation of equipment, shipping, storage and supplies.

Engineering and product development expense

Our engineering and product development expense consists of costs associated with the design, development, testing and enhancement of our vascular testing product and other products in development. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our engineering and product development expense.

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

 Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our audited financial statements, appearing elsewhere in this this annual report on Form 10-K.

Revenue Recognition

 We generate revenue primarily from the rental or license of our vascular testing product, or providing diagnostic testing services to our customers. We recognize revenue from the licensing of our vascular testing product pursuant to agreements that typically automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. We recognize revenue for providing diagnostic testing services on a per test basis to customers, as earned.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

We had revenue of $7,001,000 for the year ended December 31, 2015, an increase of $3,366,000, or 92.6%, compared to $3,635,000 in 2014. Our revenue is primarily generated from per-use fees or leasing of our vascular testing product. We also began generating fees for testing services with our WellChec™ platform in the second quarter of 2015. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 43.9%, and the average amount of revenue recognized per unit grew 0.9%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Growth in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $1,814,000 of revenue from per-use fees, testing services, and other equipment sales during the year ended December 31, 2015.

Operating expenses

We had total operating expenses of $15,420,000 for the year ended December 31, 2015, an increase of $7,444,000, or 93.3%, compared to $7,976,000 in 2014. One of the primary reasons for the change in operating expenses was increased stock-based compensation expense, which accounted for approximately $2,415,000 of the increase, as a result of various grants made in July 2015 and December 2015 (including accelerated vesting in December 2015 of prior grants) in connection with agreements to defer payments. The remaining increase was a result of the changes in the various components of our operating expenses, which are described below.

Cost of revenue

We had cost of revenue of $2,847,000 for the year ended December 31, 2015, an increase of $2,155,000, or 311.4%, from $692,000 for 2014. The primary reason for the increase was $1,768,000 of additional start-up and operational costs in 2015 associated with the provision of WellChec™ services by third-party vendors and employees who oversee manufacturing operations and fulfillment of both services and products. The total increase of $2,155,000 is composed of the following categories. A portion of the increase is due to the fact that aggregate depreciation of our vascular testing products for lease increased $77,000, or 39.7%, in 2015 compared to 2014 as there was a 43.9% increase in the number of installed units in the field incurring monthly depreciation charges corresponding to the 43.9% increase in number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 2.9%. Other reasons for the $2,155,000 increase include $1,415,000 of headcount related expenses, $356,000 of WellChec™ event expenses, $109,000 total depreciation (including increase in depreciation of assets for lease of $77,000 as previously described, and additional depreciation of $32,000 for capital equipment purchased to support WellChec™), $107,000 for freight and shipping, $66,000 higher cost of units that were retired in 2015 compared to 2014, $63,000 for other expenses, and $39,000 for building lease.

Engineering and product development expense

We had engineering and product development expense of $1,436,000 for the year ended December 31, 2015, an increase of $323,000, or 29.0%, compared to $1,113,000 in 2014. The increase was primarily due to higher salaries of $737,000, higher stock-based compensation expense of $100,000, higher clinical studies cost of $48,000, higher other expenses of $25,000, and higher travel costs and other expenses of $15,000 partially offset by lower costs for new product development of $602,000.

Sales and marketing expense

We had sales and marketing expense of $6,266,000 for the year ended December 31, 2015, an increase of $2,543,000, or 68.3%, compared to $3,723,000 in 2014. The increase was primarily due to higher stock-based compensation expense of $1,166,000, higher salary expense of $865,000 associated with having an expanded sales team as compared to the prior period, higher travel expenses of $347,000, higher rent of $160,000, higher other expenses of $101,000 and higher trade show expense of $68,000, partially offset by $164,000 of lower sales commissions.

General and administrative expense

We had general and administrative expense of $4,871,000 for the year ended December 31, 2015, an increase of $2,423,000, or 99.0%, compared to $2,448,000 in the same period in 2014. The increase was primarily due to higher stock-based compensation expense of $1,147,000, higher salaries and fees for employees, directors, and consultants of $589,000, medical device excise tax, state and local tax, audit and tax preparation expenses of $227,000, an increase in uncollectible accounts of $143,000, higher merchant fees and other expenses of $126,000, higher insurance premiums of $105,000, added costs associated with being publicly traded company of $53,000, higher patent and legal expenses of $26,000, higher technical support costs of $4,000, and higher travel costs of $3,000.

Other expense

We had other expense of $82,000 for 2015, a decrease of $92,000, or 52.9%, compared to $174,000 in 2014. The decrease was primarily due to lower interest expense of $101,000, partially offset by an increase in other expense of $9,000.

Net loss

For the foregoing reasons, we had a net loss of $8,501,000 for the year ended December 31, 2015, an increase of $3,986,000, or 88.3%, compared to a net loss of $4,515,000 for the year ended December 31, 2014.

Liquidity and Capital Resources

We had cash of $405,000 at December 31, 2015 compared to cash and restricted cash of $6,256,000 (which included $2,100,000 of restricted cash) at December 31, 2014, and total current liabilities of $4,108,000 at December 31, 2015 compared to $4,064,000 at December 31, 2014. As of December 31, 2015 we had negative working capital of approximately $2,356,000.

On February 26, 2014, we closed the initial public offering of our common stock, pursuant to which we sold an aggregate 1,430,000 shares of our common stock at a price to the public of $7.00 per share, and received gross proceeds of approximately $10,010,000 before deducting underwriting discounts and commissions and other offering expenses. During the quarter ended March 31, 2015, we sold an aggregate 117,500 shares of our common stock to Mr. William H.C. Chang, an accredited investor and significant stockholder, pursuant to separate stock purchase agreements for an aggregate cash purchase price of $498,600. During the quarter ended June 30, 2015, we issued and sold an aggregate of 143,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $500,500. During the quarter ended December 31, 2015, we issued and sold an aggregate of 140,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $373,800, and also issued a 2-year warrant to acquire 28,000 shares of our common stock at an exercise price of $1.75 per share for a purchase price of $1.00. In January 2016, we borrowed an aggregate of $1,500,000 from Mr. William H.C. Chang pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share (see “—Description of Indebtedness”).

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our products and services. Our principal sources of cash have included the issuance of equity, including our February 2014 initial public offering of common stock, and to a lesser extent, recent private placement offerings of common stock, borrowings under loan agreements, the issuance of promissory notes, and revenue from leasing our product and selling our testing services. We expect that our operating expenses will continue to grow in order to grow our revenues and, as a result, we will need to generate significant additional net revenues to achieve profitability. For these reasons, our independent registered public accountants’ report for the year ended December 31, 2015 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Although we do not have any current capital commitments, we expect that we may increase our expenditures to continue our efforts to grow our business and commercialize our products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital. To improve operating cash flow, in 2015, we implemented measures to reduce expenses and renegotiated longer payment terms in our existing contracts. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating activities

We used $4,135,000 of net cash in operating activities for the year ended December 31, 2015. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $3,391,000 in the year ended December 31, 2015. These non-cash adjustments primarily reflect stock-based compensation expense of $2,605,000, depreciation of $315,000, allowance for doubtful accounts of $272,000, loss on disposal of assets for lease of $144,000, and amortization of deferred financing fees of $55,000. Changes in operating assets and liabilities provided $975,000 of net cash. These changes in operating assets and liabilities included accrued expenses of $997,000, accounts payable of $750,000, deferred revenue of $340,000, and prepaid expenses of $83,000, all partially offset by use of cash for trade accounts receivable of $1,195,000.

We used $3,822,000 of net cash in operating activities for the year ended December 31, 2014. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $739,000 of cash in the year ended December 31, 2014. These non-cash adjustments primarily reflect depreciation of $196,000, stock-based compensation expense of $190,000, amortization of deferred financing costs of $147,000, allowance for doubtful accounts of $128,000, and loss on disposal of assets for lease of $78,000. Changes in operating assets and liabilities used $46,000 of net cash. These changes in operating assets and liabilities included trade accounts receivable of $255,000, accounts payable of $167,000, and net cash used due to prepaid expenses and other current assets of $106,000, all partially offset by deferred revenue of $246,000 and accrued expenses of $236,000.

Investing activities

We generated $996,000 of net cash in investing activities for the year ended December 31, 2015, primarily due to a change in restricted cash, partially offset by purchases of assets for lease of $572,000 as well as fixed asset purchases of $532,000 for support of our WellChec™ platform and general purposes.

We used $2,541,000 of net cash in investing activities for the year ended December 31, 2014, primarily due to a change in restricted cash of $2,100,000, purchases of assets for lease of $432,000, with the remainder of $9,000 for purchases of capital assets.

Financing activities

We used $612,000 of net cash from financing activities during the year ended December 31, 2015, primarily due to payments of loans payable of $2,000,000, partially offset by proceeds from sales of equity of $1,388,000 ($1,374,000 from equity sales to investors and $14,000 from stock option exercises).

We generated $9,785,000 of net cash from financing activities during the year ended December 31, 2014, primarily from proceeds of $10,014,000 from the sale of shares of our common stock in our February 2014 initial public offering, and proceeds from loans payable of $2,000,000, partially offset by offering costs of $1,959,000, and payment of the current portion of our long-term liabilities of $270,000.

Description of Indebtedness

On September 30, 2014 we entered into a revolving credit line with First Republic Bank, which gave us the right to borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate was 1.25% p.a. We agreed to make monthly payments consisting of $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accrued by unpaid interest. The line of credit agreement provided for customary events of default and was secured by a collateral cash account at First Republic. As of September 30, 2015, we had repaid the revolving line of credit in full and it is no longer outstanding. See Note 8 to our audited financial statements appearing elsewhere in this annual report on Form 10-K for description of our outstanding indebtedness.

In January 2016, we borrowed an aggregate of $1.5 million from William H.C. Chang, a significant stockholder, pursuant to two separate 2-year promissory notes. The notes bear simple interest ($1.0 million at a rate of 10% per annum, and $0.5 million at 5% per annum) and mature in two years, with all interest payable at maturity. We may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase an aggregate of 228,372 shares of our common stock at an exercise price of $1.75 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.

Off-Balance Sheet Arrangements

As of each of December 31, 2015 and 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of December 31, 2015 and 2014, other than employment/consulting agreements with our executive officers, we had no material commitments other than the liabilities reflected in our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our chief executive officer and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of the material weaknesses in our internal control over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and determined that our internal control over financial reporting was not effective due to the following material weaknesses in our internal control over financial reporting: a lack of segregation of duties, a lack of formal review processes for key accounting transactions and responsibilities, and a lack of technical accounting competence.

In an effort to remediate these material weaknesses, in early 2016 we adopted and implemented policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2015. However, subsequent to year end, we implemented the remedial measures described above.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Herbert J. Semler, M.D.	87	Chairman of the Board	November 2007	2017
Douglas Murphy-Chutorian, M.D.	61	Chief Executive Officer and Director	September 2012	2018
Daniel E. Conger	39	Principal Financial Officer	N/A	N/A
Bruce J Barclay	59	Director	May 2014	2016
Aidan M. Collins	53	Director	July 2014	2018
Greg S. Garfield	52	Director	November 2013	2016
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	68	Director	June 2014	2017
Wayne T. Pan, M.D., Ph.D.	52	Director	May 2014	2017
Shirley L. Semler	80	Director	November 2007	2016

Board of Directors

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

Douglas Murphy-Chutorian, M.D. — Dr. Douglas Murphy-Chutorian has served as a member of our board of directors since September 2012 and as our chief executive officer since October 31, 2012. Dr. Murphy-Chutorian has had broad, diverse career experience in healthcare over the past 30 years, stretching from clinician, academician, inventor, entrepreneur, chief executive officer, chairman of the board, and consultant to financial firms. Since April 15, 2005, he has been managing director of Select Healthcare Capital, LLC. Dr. Murphy-Chutorian is a named inventor on more than 30 patents, and has guided more than 50 products through various regulatory approval processes. His business career has included extensive involvement in all facets of the medical industry from financial, research and development, manufacturing, marketing and sales, regulatory, reimbursement, and clinical trials. His breadth of healthcare experience includes all major sectors of the industry: medical devices, health services, pharmaceuticals, biotechnology and managed care. He received his B.A. and M.D. from Columbia University. He completed his internal medicine residency at New York University/Bellevue Medical Center and his fellowship in cardiology at Stanford University Medical Center. He has served as a faculty member in interventional cardiology at both Stanford and Montefiore Medical Center. Dr. Murphy-Chutorian’s experience as a cardiologist, inventor and executive, in particular serving as our Chief Executive Officer, qualify him to be a director of our company.

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

Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 40 years of experience in healthcare, with more than 25 years in leading positions with several healthcare companies. From 2001 to 2015, Dr. Leibowitz was chief medical officer and executive vice president at Health Advocate, Inc., a health advocacy and assistance company he co-founded that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation, a publicly traded telecommunications and health services company. Health Advocate Inc.’s clients include more than 11,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic,

Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and including revising his chapter on Health System Navigation in the recently published Second Edition of Population Health, Creating a Culture of Wellness, edited by David Nash and others. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.

Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, and health information technology. Dr. Pan is currently the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From October 2014 to April 2015, Dr. Pan served as medical director in the technology group of Clover Health Labs, a start-up integrated healthcare delivery system based on the East Coast that includes a hospital system, a medical group and affiliated independent physicians, and a Medicare and Medicaid health plan. From June 2014 to April 2015 he served as the Chief Medical Officer at Santa Clara County IPA (SCCIPA), a large independent physician association in Santa Clara County, California with 800 multi-specialty physicians with 80,000 covered lives in commercial (HMO/ACO) and Medicare Advantage (HMO/ACO) programs. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007-2008. Dr. Pan holds an M.B.A. from The Wharton School, University of Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.

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

Executive Officer

Daniel E. Conger —  Mr. Daniel E. Conger has served as our Vice President of Finance since October 2010. From September 2008 until joining our company, Mr. Conger worked at Bacchus Vascular and its acquirer Covidien, Inc., a medical device, supplies and pharmaceuticals company, where he was the Plant Controller for the San Jose plant. At Covidien, Mr. Conger was responsible for creation of a $130 million annual budget, leading a team of six people. He had sole responsibility for preparation of monthly and quarterly financial statements, and presented quarterly results to executive management of the global business unit. Mr. Conger has been working in the medical device, start-up and biotechnology industries since 2006, and has experience designing internal control systems, implementing such systems, and running finance in a business centered manner. He received his B.S. in Business Administration from Humboldt State University in May 2001 and an MBA-Accounting Option from California State University East Bay in June 2010.

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

During 2015, our board of directors reviewed its composition and that of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Barclay, Collins and Garfield and Drs. Leibowitz and Pan are “independent directors” as defined under applicable NASDAQ rules, including the heightened independence standards applicable to audit committee and compensation committee members, as applicable. In making such determinations, our board of directors considered the relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each director.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, other than a late Form 4 filing by Mr. Collins.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer (our chief executive officer), our principal accounting officer (our vice president of finance) and other officers performing similar functions, which we refer to as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.semlercientific.com under the Corporate Governance section of the Investors portion of our website. Our Code of Business Conduct and Ethics is designed to meet the requirements of Item 406 of Regulation S-K. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of the covered persons.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our (i) chief executive officer, (ii) our most highly compensated executive officer other than our chief executive officer who was serving as an executive officer as of December 31, 2015 and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers as of December 31, 2015. These individuals are referred to in this annual report on Form 10-K as our named executive officers. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended December 31, 2015 and 2014, we have omitted those columns from the table.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Douglas Murphy-Chutorian, M.D.,	2015	$350,000	$209,907	$613,940	$25,069	$1,198,916
director and chief executive officer	2014	192,000	0	117,069	155,006	464,075
Robert G. McRae(4)	2015	195,479	0	39,562	21,914	256,955
chief technical officer	2014	218,295	68,217	34,432	21,471	342,415
James Walker	2015	110,500	0	0	0	110,500
former chief financial officer(5)	2014	85,625	0	0	0	85,625
Daniel E. Conger,	2015	150,000	20,000	39,562	15,313	224,875
vice president, finance(5)	2014	121,272	37,898	6,886	14,832	180,888

(1) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

(2) For Dr. Murphy-Chutorian, represents aggregate of sales commissions in 2014.

(3) For Dr. Murphy-Chutorian (in 2015), Mr. McRae (in 2015 and 2014) and Mr. Conger (in 2015 and 2014), represents payment of health insurance premiums pursuant to the terms of employment agreements.

(4) Effective October 29, 2015, our Board of Directors determined that Mr. McRae should no longer be designated as an executive officer. Mr. McRae continued serving as the chief operating officer through December 31, 2015, and is now our chief technical officer.

(5) For Mr. Walker, represents payments made to The Brenner Group pursuant to our consulting agreement. Includes payments made during 2014 prior to Mr. Walker’s appointment as chief financial officer. Effective February 18, 2016, Mr. Walker became a consultant to our company and Mr. Conger, our vice president, finance, was named our principal accounting officer.

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

Douglas Murphy-Chutorian, M.D.

At the time he joined our company as a director, and subsequently as our chief executive officer, Dr. Murphy-Chutorian did not have a formal employment agreement with our company. We engaged Dr. Murphy-Chutorian as an independent contractor, and he received sales commissions, and then later, a monthly stipend of $16,000, in addition to such sales commissions. In September 2012, Dr. Murphy-Chutorian became a director and, effective October 31, 2012, our chief executive officer. On November 11, 2013, we entered into an at-will employment agreement with Dr. Murphy-Chutorian. Under the terms of this agreement, Dr. Murphy-Chutorian can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Dr. Murphy-Chutorian’s compensation arrangement provided for the payment of $16,000 per month, for his services as chief executive officer and a commission of $15 per month for each successfully-installed product that has an active and effective service agreement in place. Dr. Murphy-Chutorian was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Dr. Murphy-Chutorian was granted a stock option to acquire 85,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. In October 2014, our board of directors, upon the recommendation of its compensation committee, approved the following compensation arrangement for Dr. Murphy-Chutorian effective January 1, 2015: base salary of $350,000, target incentive equal to 50% of base salary, and a grant of 75,000 stock options under our 2014 stock option plan. The payment of any target incentive will be at the discretion of the compensation committee and will be based on achievement of performance goals by Dr. Murphy-Chutorian. Dr. Murphy-Chutorian will no longer receive commissions based upon installed products. Accordingly, on January 1, 2015, Dr. Murphy-Chutorian was granted a stock option to acquire 75,000 shares of our common stock at $1.96 per share pursuant to his employment agreement, which option has a term of 10-years, and is subject to monthly vesting over four years such that it is vested in full on the four-year anniversary of the grant date.

In July 2015, in connection with his agreement to defer payment until August 2016 of consulting fees owed, as well deferring payment of any bonus for 2015 that may be payable to him, the board approved the grant to Dr. Murphy-Chutorian of a stock option to acquire 180,000 shares of our common stock at $3.44 per share, which option expires 10 years from the grant date, and was originally subject to monthly vesting over one year. The grant was made subject to stockholder approval, which was obtained in October 2015. In December 2015, in connection with his agreement to further extend payment to December 2016, Dr. Murphy-Chutorian was granted an additional stock option to acquire 60,000 shares of our common stock at $2.59 per share, which expires 10 years from the grant date and was fully vested on the grant date. Our board also accelerated the vesting of the July 2015 stock option that was contingent upon shareholder approval, which approval was received on October 29, 2015, such that such option is now fully vested.

Robert G. McRae

On November 1, 2010, we entered into an at-will employment agreement with Mr. McRae, who is currently our chief technical officer. Under the terms of the agreement, Mr. McRae can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Mr. McRae’s compensation arrangement provided for the payment of $18,191 per month as salary, an annual bonus of $68,217 and $1,789 per month of health benefits (consisting of insurance premiums paid on his behalf). Mr. McRae was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Mr. McRae was granted a stock option to acquire 25,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. Effective April 1, 2015, Mr. McRae reduced his work schedule to 32 hours per week and agreed to a reduced base salary of $180,000 with no target incentive. In July 2015, Mr. McRae was granted a stock option to acquire 10,000 shares of our common stock at $3.44 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. In December 2015, Mr. McRae was granted a stock option to acquire 10,000 shares of our common stock at $2.59 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

James M. Walker

Mr. Walker provided services as our chief financial officer pursuant to a consulting agreement with The Brenner Group, which was amended and restated effective as of June 18, 2014 to reflect Mr. Walker’s appointment as our chief financial officer. Under this consulting agreement, we agreed to pay The Brenner Group for Mr. Walker’s services a monthly fee of $10,000 and reimburse Mr. Walker for all travel and out of pocket expenses incurred in connection therewith. Effective August 1, 2015, we modified the arrangement with The Brenner Group for Mr. Walker’s services such that his hours would be reduced and we would pay a monthly fee of $8,000 and reimburse Mr. Walker for all travel and out of pocket expenses incurred in connection therewith. The consulting agreement has a minimum term until March 31, 2016 and may be terminated by either party upon 30 days written notice. Effective February 18, 2016, we revised our arrangement with Mr. Walker such that he is no longer our chief financial officer, but instead will act as an outside consultant, through The Brenner Group, on an as-needed basis.

Daniel E. Conger

On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2014, Mr. Conger’s compensation arrangement provided for the payment of $10,106 per month as salary, an annual bonus of $37,898 and $1,236 per month of health benefits (consisting of insurance premiums paid on his behalf). Mr. Conger was also eligible for awards under our equity incentive plans. Accordingly, in 2014, Mr. Conger was granted a stock option to acquire 5,000 shares of our common stock at $2.10 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. Effective January 1, 2015, Mr. Conger’s base salary was raised to $150,000 with target incentive of $20,000. In July 2015, Mr. Conger was granted a stock option to acquire 10,000 shares of our common stock at $3.44 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. In December 2015, Mr. Conger was granted a stock option to acquire 10,000 shares of our common stock at $2.59 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. Effective February 18, 2016, our board appointed Mr. Conger our principal accounting officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2015. We have omitted certain columns from the table as we do not have any outstanding stock awards.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(2)	23,021	61,979	$2.10	11/08/2024
Douglas Murphy-Chutorian(2)	17,188	57,812	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Robert G. McRae(1)	20,000	0	$0.52	11/1/2020
Robert G. McRae(1)	20,000	0	$0.52	6/10/2021
Robert G. McRae(1)	20,000	0	$0.52	1/5/2022
Robert G. McRae(1)	20,000	0	$0.52	11/21/2022
Robert G. McRae(2)	6,771	18,229	$2.10	11/08/2024
Robert G. McRae(2)	1,042	8,958	$3.44	07/20/2025
Robert G. McRae(2)	0	10,000	$2.59	12/31/2025
Daniel E. Conger(1)	6,500	0	$0.52	11/1/2020
Daniel E. Conger(1)	6,500	0	$0.52	6/10/2021
Daniel E. Conger(1)	6,500	0	$0.52	1/5/2022
Daniel E. Conger(1)	10,000	0	$0.52	11/21/2022
Daniel E. Conger(2)	1,354	3,646	$2.10	11/08/2024
Daniel E. Conger(2)	1,042	8,958	$3.44	07/20/2025
Daniel E. Conger(2)	0	10,000	$2.59	12/31/2025

(1) The option is fully vested.

(2) The option is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2015 by our non-employee directors. Our non-employee directors received only director fees and option awards in 2015, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “—Summary Compensation Table.”

Name	Fiscal Year	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Herbert J. Semler, M.D.(3)	2015	$42,500	$73,594	$116,094
Bruce J Barclay(3)	2015	47,500	65,064	112,564
Aidan M. Collins(3)	2015	45,000	74,832	119,832
Greg S. Garfield(3)	2015	40,000	67,744	107,744
Arthur “Abbie” Leibowitz, M.D., F.A.A.P. (3)	2015	30,000	53,568	83,568
Wayne T. Pan, M.D., Ph.D.(3)	2015	39,500	67,034	106,534
Shirley L. Semler(3)	2015	30,000	45,161	75,161

(1) Represents fees earned. For 2015, effective August 1, 2015, cash fees are paid annually, and will be payable August 2016. In addition, Mssrs. Collins and Garfield and Drs. Leibowitz and Pan agreed to defer payment of non-employee director compensation due to them in August 2016 until no later than December 31, 2016.

(2) Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements appearing elsewhere in this annual report on Form 10-K.

(3) The aggregate number of options outstanding at December 31, 2015 by each director is as follows: Dr. Semler (192,500), Mr. Barclay (38,750), Mr. Collins (45,000), Mr. Garfield (41,667), Dr. Leibowitz (35,000), Dr. Pan (41,333) and Mrs. Semler (30,000).

Non-Employee Director Compensation Policy

Prior to the adoption of our non-employee director compensation program in July 2014, we did not have a formal compensation plan for our directors. We did not pay our directors attendance fees, or grant them equity or other compensation for service on our board.

In July 2014, our board of directors approved a non-employee director compensation program, and in July 2015, increased the annual retainer for the chairman from $30,000 to $55,000. Accordingly, our non-employee director compensation program is now as follows:

All non-employee directors are entitled to receive an annual $30,000 retainer for service as a board member ($55,000 for chairman of the board) and an annual retainer for each committee on which they serve as a member:

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

Although cash payments to non-employee directors were originally to be paid quarterly in arrears, effective August 1, 2015, such sums are paid annually, after a year of service. Cash payments will be pro-rated for directors who join the board or a board committee mid-year.

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

In connection with the agreement to modify the payment terms for the cash fees to provide for payment in August 2016, in July 2015, our non-employee directors received stock options to acquire an aggregate of 143,500 shares of our common stock, all of which originally vested monthly over one year, and were contingent upon stockholder approval, which was received in October 2015. In December 2015, the board accelerated the vesting of such options such that they are all now vested in full.

On December 31, 2015, Mssrs. Collins and Garfield and Drs. Leibowitz and Pan agreed to defer payment of non-employee director compensation due to them in August 2016 until no later than December 31, 2016. In consideration for their agreement to further defer payment of compensation, such non-employee directors received fully vested options to purchase an aggregate 25,750 shares of our common stock, all of which have an exercise price of $2.56 (the closing price on the grant date) and a term of 10-years.

Compensation-Related Risk

Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In 2015, at the direction of our compensation committee, our management conducted a review of our compensation programs, including our executive compensation program, and, based on this review, determined that the level of risk associated with these programs is not reasonably likely to have a material adverse effect on our company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2016 of:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 5,123,568 shares of common stock issued and outstanding as of January 31, 2016. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after January 31, 2016 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934, as well as company records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2330 NW Everett St. Portland, OR 97210.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,193,878	19.9%
Eric Semler	568,221	11.1%
Glenhill Advisors, LLC(2)	509,459	9.9%
Green Park & Golf Ventures, LLC(3)	253,686	5.0%
Executive Officers and Directors:
Dr. & Mrs. Semler(4)	700,564	13.1%
Bruce J Barclay(5)	38,750	* %
Aidan M. Collins(6)	45,000	* %
Greg S. Garfield(7)	53,667	1.0%
Dr. Arthur N. Leibowitz(8)	35,000	* %
Dr. Douglas Murphy-Chutorian(9)	719,785	12.7%
Dr. Wayne T. Pan(10)	41,333	* %
Robert G. McRae(11)	90,625	1.7%
Daniel E. Conger(12)	33,458	* %
James M. Walker	0	—
All directors and officers as a group (11 persons)	1,648,390	26.5%

*less than 1%

(1) Represents (i) 965,306 shares of common stock and (ii) warrants to acquire 228,572 shares of common stock. Mr. Chang holds his securities in a family trust over which he his co-Trustee with his spouse, and with whom he shares voting and investment power over such securities. Mr. Chang’s warrants are currently exercisable; however, Mr. Chang may not exercise the warrants absent receipt of stockholder approval if upon exercise, Mr. Chang would beneficially own in excess of 19.99% of our common stock.

(2) Represents (i) 481,459 shares of common stock and (ii) warrants to purchase 28,000 shares of common stock held by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC. Glenn J. Krevlin, is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Concentrated Long Master Fund, LLC. Glenhill Advisors, LLC is the managing member of

Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC. The address of each of Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC is Fifth Avenue, 11th Floor, New York, NY 10020. All warrants are currently exercisable; however, such warrants may not be exercised if such exercise would result in beneficial ownership in excess of 9.9% of our common stock.

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

(4) Represents (i) 478,064 issued shares of our common stock, (ii) options to purchase 192,500 shares of our common stock held by Dr. Semler and (iii) options to purchase 30,000 shares of our common stock held by Mrs. Semler. Shares of common stock are held in family trusts, including the Semler Family Trust, over which Dr. and Mrs. Semler are co-Trustees and together share voting and investment power over such securities, as well as the Herbert J. Semler Trust.

(5) Represents options to acquire 38,750 shares of our common stock.

(6) Represents options to acquire 45,000 shares of our common stock.

(7) Represents (i) options to acquire 41,667 shares of our common stock and (ii) warrants to purchase 12,000 shares of our common stock. Mr. Garfield holds his warrants in a family trust over which he is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(8) Represents options to acquire 35,000 shares of our common stock.

(9) Represents (i) 63,571 shares of our common stock, (ii) options to purchase 310,208 shares of our common stock, and (iii) warrants to purchase an aggregate of 236,214 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(10) Represents options to acquire 41,333 shares of our common stock.

(11) Represents options to acquire 90,625 shares of our common stock.

(12) Represents options to acquire 33,458 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders: 2014 Stock Incentive Plan	1,510,411	$2.97	621,179	(1)
Equity Compensation Plans Approved by Securityholders: 2007 Key Person Stock Option Plan	399,500	$1.10	0
Total	1,909,911	$4.07	621,179

(1) On October 29, 2015, the stockholders approved an increase of 1,500,000 shares available under the plan. In addition, the amount of shares available under this plan automatically increases on January 1st of each year in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Accordingly, effective January 1, 2016, the number of securities remaining available for issuance increased by 209,943 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2015 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table —  Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

On December 29, 2015, Glenhill Concentrated Long Master Fund, LLC, one of our principal stockholders, acquired an aggregate of 140,000 shares of our common stock in a private placement pursuant to a stock purchase agreement with us dated December 29, 2015, at a price per share of $2.67, or approximately $374,000. We also issued such investor a 2-year warrant to acquire an additional 28,000 shares of our common stock at an exercise price of $1.75 for an aggregate total purchase price of $1.00. Although immediately exercisable, such warrant may not be exercised if, upon such exercise, the holder would be the beneficial owner of more than 9.99% of our common stock.

On January 15, 2016, we issued a $1.0 million promissory note to a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee. The note bears simple interest at a rate of 10% per annum and matures in two years, with all interest payable at maturity. We may prepay the note at any time prior to maturity without penalty. The note must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of our common stock at an exercise price of $1.75 per share. The warrant may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.

On January 21, 2016, we issued a $500,000 promissory note to a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee. The note bears simple interest at a rate of 5% per annum and matures in two years, with all interest payable at maturity. We may prepay the note at any time prior to maturity without penalty. The note must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of our common stock at an exercise price of $1.75 per share. The warrant may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.

Consulting Fees for Services Provided

Prior to becoming a director and then chief executive officer of our company, Dr. Murphy-Chutorian performed consulting services for us. These consulting services included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. Between November 3, 2010 and September 17, 2012, and prior to his appointment to our board of directors (and later as our chief executive officer), Dr. Murphy-Chutorian invoiced us an aggregate amount of $722,026 in consulting fees in connection with these consulting services provided to our company ($75,000, $165,000, $482,026 recorded in 2010, 2011, and 2012, respectively), payment of which was deferred by Dr. Murphy-Chutorian. We paid Dr. Murphy-Chutorian $150,000 of his receivable following the closing of our initial public offering, and began making installment payments of $30,000 per month beginning August 2014. These installment payments ceased as of August 1, 2015 due to a deferral arrangement entered into by Dr. Murphy-Chutorian in which he agreed to be paid the remaining amount owed in one lump-sum of $227,000 on August 1, 2016. On December 29, 2015 Dr. Murphy-Chutorian agreed to further defer this lump-sum payment until December 31, 2016. In connection with the agreement to defer payment of these fees, we granted Dr. Murphy-Chutorian options to acquire an aggregate of 180,000 shares of our common stock (in July 2015, contingent upon stockholder approval, which was obtained in October 2015) and 60,000 shares of our common stock (in December 2015). These options are now fully vested and exercisable and expire 10-years after the grant date and have an exercise price equal to the fair market value on the grant date.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2015	2014
Audit Fees	$206,000	$199,100
Audit-Related Fees	0	0
Tax Fees	32,000	28,000
All Other Fees	0	0
Total	$238,000	$227,100

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

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
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

10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.4†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.8†

Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.9†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.10†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

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

10.13†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.14†	2015 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
10.15*	Form of Warrant, dated December 30, 2015.
10.16	Promissory Note, dated January 15, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.17	Form of Warrant, dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.18	Promissory Note, dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
10.19	Form of Warrant, dated January 21, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

23.1*	Consent of BDO USA, LLP dated February 26, 2016

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*         Filed herewith

†         Indicates a management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Semler Scientific, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Semler Scientific, Inc. as of December 31, 2015 and 2014 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semler Scientific, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, a deficit in stockholders’ equity, recurring losses from operations and expects continuing future losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

New York, New York
February 26, 2016

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31
	2015	2014
Assets

Current Assets:
Cash	$405	$4,156
Restricted cash	-	2,100
Trade accounts receivable, net of allowance for doubtful accounts of $183 and $51 respectively	1,278	355
Prepaid expenses and other current assets	69	135
Total current assets	1,752	6,746

Assets for lease, net	830	673
Property and equipment, net	497	9
Long-term deposits	-	17
Deferred financing costs	-	55
Total assets	$3,079	$7,500

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$839	$89
Accrued expenses	2,317	1,363
Deferred revenue	952	612
Loans payable, current portion	-	2,000
Total current liabilities	4,108	4,064

Long-term liabilities:
Deferred rent	43	-
Total long-term liabilities	43	-

Stockholders' equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,148,568, and 4,741,017 shares issued, and 5,123,568 and 4,716,017 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	5	5
Additional paid-in capital	21,291	17,298
Accumulated deficit	(22,368)	(13,867)
Total stockholders' equity (deficit)	(1,072)	3,436
Total liabilities and stockholders' equity (deficit)	$3,079	$7,500

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31
	2015	2014

Revenue	$7,001	$3,635
Total Revenue	7,001	3,635

Operating expenses:
Cost of revenue	2,847	692
Engineering and product development	1,436	1,113
Sales and marketing	6,266	3,723
General and administrative	4,871	2,448
Total operating expenses	15,420	7,976

Loss from operations	(8,419)	(4,341)
Other expense:
Interest expense	(74)	(175)
Other expense	(8)	1
Other expense	(82)	(174)

Net loss attributable to common stockholders	$(8,501)	$(4,515)
Net loss per share, basic and diluted	$(1.72)	$(1.10)
Weighted average number of shares used in computing basic and diluted loss per share	4,928,881	4,105,754

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands of U.S. Dollars, except share and per share data)

	Convertible Preferred Stock						Common Stock		Treasury Stock
	Series A	Series A Amount	Series A- 1	Series A- 1 Amount	Series A- 2	Series A- 2 Amount	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity / (Deficit)
Balance at January 1, 2014	1,468,402	$6,020	293,750	$482	250,000	$208	811,750	$1	(25,000)	$-	$2,346	$(9,352)	$(295)

Conversion of all preferred stock classes into common stock at IPO	(1,468,402)	(6,020)	(293,750)	(482)	(250,000)	(208)	2,491,267	3	-	-	6,707	-	-

IPO Funding	-	-	-	-	-	-	1,430,000	1	-	-	10,010	-	10,011

Offering Costs	-	-	-	-	-	-	-	-	-	-	(1,959)	-	(1,959)

Stock Option Exercise	-	-	-	-	-	-	8,000	-		-	4	-	4

Stock-based Compensation	-	-	-	-	-	-	-	-	-	-	190	-	190

Net loss for 2014	-	-	-	-	-	-	-	-	-	-	-	(4,515)	(4,515)

Balance at December 31, 2014	-	$-	-	$-	-	$-	4,741,017	$5	(25,000)	$-	$17,298	$(13,867)	$3,436

Common Stock private placements	-	-	-	-	-	-	400,500	-	-	-	1,374	-	1,374

Stock Option Exercises	-	-	-	-	-	-	7,051	-	-	-	14	-	14

Stock-based Compensation	-	-	-	-	-	-	-	-	-	-	2,605	-	2,605

Net loss for 2015	-	-	-	-	-	-	-	-	-	-	-	(8,501)	(8,501)

Balance at December 31, 2015	-	$-	-	$-	-	$-	5,148,568	$5	(25,000)	$-	$21,291	$(22,368)	$(1,072)

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,501)	$(4,515)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of deferred financing costs	55	147
Depreciation	315	196
Loss on disposal of assets for lease	144	78
Allowance for doubtful accounts	272	128
Stock-based compensation expense	2,605	190
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,195)	(255)
Prepaid expenses and other current assets	83	(106)
Accounts payable	750	(167)
Accrued expenses	997	236
Deferred revenue	340	246
Net Cash Used in Operating Activities	(4,135)	(3,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(532)	(9)
Change in restricted cash	2,100	(2,100)
Purchase of assets for lease	(572)	(432)
Net Cash Provided by (Used in) Investing Activities	996	(2,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,374	10,010
Proceeds from stock option exercise	14	4
Offering costs	-	(1,959)
Proceeds from loans payable	-	2,000
Payments of loans payable	(2,000)	(158)
Payments of equipment leases	-	(112)
Net Cash Provided by (Used in) Financing Activities	(612)	9,785

INCREASE (DECREASE) IN CASH	(3,751)	3,422
CASH, BEGINNING OF PERIOD	4,156	734

CASH, END OF PERIOD	$405	$4,156

Cash paid for income taxes	$-	$1
Cash paid for interest	$19	$28
Supplemental disclosure of noncash financing activity:
Conversion of preferred stock to common stock	$-	$6,707

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

1.	The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company is an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare insurers and physician groups. Its innovative and proprietary products and services assist its customers in evaluating and treating chronic diseases. In 2011, the Company began commercializing its first patented and U.S. Food and Drug Administration (“FDA”) cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). In March 2015, the Company received FDA 510(k) clearance for the next generation version of its product, QuantaFlo™, which the Company commercially launched in August 2015. In April 2015, the Company launched its multi-test service platform, WellChec™, to more comprehensively evaluate its customers’ patients for chronic disease. The Company has one operating segment and generates revenue domestically primarily through direct licensing to direct customers. The Company is based in Portland, Oregon.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of December 31, 2015, the Company has negative working capital of $2,356, cash of $405 and stockholders’ deficit of $1,072. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability.

The Company’s financial statements as of December 31, 2015 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company generates revenue primarily from the rental or license of its vascular testing product, or providing diagnostic testing service to its customers. The Company recognizes revenue from the licensing of its vascular testing product pursuant to agreements that typically automatically renew each month with revenue recognized on a daily convention basis. The Company's arrangements with customers for its vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. The Company recognizes revenue for providing diagnostic testing services on a per test basis to customers, as earned.

Restricted Cash

On September 30, 2014 the Company entered into a revolving credit line with First Republic Bank. Per the terms of this line of credit, the Company is required to keep a collateral cash account open with First Republic Bank. The cash balance of this collateral cash account must be a minimum of 105% of the total principal balance outstanding on the line of credit. As of December 31, 2015, the line of credit has been repaid.

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

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2015 and 2014, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenue.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2015 and 2014, there were no impairment indicators.

Property and Equipment

Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as cost of revenue for WellChec capital assets and depreciation for all other capital assets.

At December 31, 2015 and 2014, capital assets are classified into one of the following categories:

Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company

At December 31, 2015 and 2014, capital assets are depreciated based on the following assumed useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

The Company regularly reviews whether facts and circumstances exist that indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2015 and 2014, there were no impairment indicators.

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

The financial instruments of the Company consist primarily of cash, accounts receivable, accounts payable, and loans payable of the Company. The carrying amounts of these items are considered a reasonable estimate of fair value at December 31, 2015 and 2014 due to their short term nature and their market interest rates, which represents level 2 valuations.

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

Deferred Financing Costs

In 2011, certain of the Company’s Directors personally guaranteed various loans or leases for the Company from First Republic Bank and U.S. Bancorp Business Equipment Finance Group, see Note 8. In consideration for the personal guarantees, these directors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of $425 at issuance. The deferred financing costs are the fair value of the related warrants less the purchase price of the warrants. These financing costs were deferred and were being amortized over the term of the loan or lease obligation. The amount amortized to interest expense was $55 and $147 in 2015 and 2014, respectively. The leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding deferred financing costs in 2014. See Note 8.

Research and Development

The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of its products and services. Such expenses include salaries and related employee benefits, and fees paid to external service providers.

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

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2015 and 2014.

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

Excise Tax Liability on Medical Devices

Recognition of the excise tax liability falls under ASC 450, Contingencies, because the tax is assessed on revenues. The Company recognizes the excise tax when a rental payment is invoiced. Based on the guidance in ASC 605-45-50-3 and 50-4, these excise taxes are presented on a gross basis, included in general and administrative expenses. The excise tax is not an income tax.

4.	Assets for lease, net

Assets for lease consist of the following:

	As of December 31,
	2015	2014
Assets for lease	$1,280	$956
Less: accumulated depreciation	(450)	(283)
Assets for lease, net	$830	$673

Depreciation expense amounted to $271 and $194 for the years ended December 31, 2015 and 2014, respectively. Reduction to accumulated depreciation for returned items was $104 and $87 for the years ended December 31, 2015 and December 31, 2014, respectively.

5.	Property and Equipment, net

Capital assets consist of the following:

	As of December 31,
	2015	2014
Capital assets	$542	$13
Less: accumulated depreciation	(45)	(4)
Capital assets, net	$497	$9

Depreciation expense amounted to $44 and $2 for the years ended December 31, 2015 and 2014, respectively.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

6.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
Offering Costs	$227	$407
Compensation	1,093	721
Miscellaneous Accruals	997	235
Total Accrued Expenses	$2,317	$1,363

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

7.	Concentration of Credit Risk

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

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. Two customers accounted for 14.2% and 11.8% of revenue, respectively, in the year ended December 31, 2015, and 12.9% and 11.7%, respectively, in 2014. For the years ended December 31, 2015 and 2014, there were two customers representing 18.6% and 11.7% of invoicing, respectively, in 2015, and 19.8% and 12.1% of invoicing, respectively, in 2014. As of December 31, 2015 and 2014, there were customers with accounts receivable balances of 19.4% and 13.3%, respectively, in 2015, and 31.4%, 13.2% and 10.3%, respectively, in 2014.

The Company maintains a reserve against its accounts receivable equivalent to the ending balance 90 days or greater. As of December 31, 2015 and 2014 the reserve was $183 and $51, respectively.

8.	Commitments and Contingencies

Facilities Leases

For the year ended December 31, 2015, the Company recognized $209 in facilities lease expense. The Company had no material facilities leases for the year ended December 31, 2014 and had no rent expense for such period.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $209.1 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $188.6 for the year ended December 31, 2016; $194.4 for

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018. The Company recorded an expense of $50, which represented the difference between estimated cash payments on the lease and cash receipts from the sublease. The Company recorded the resulting long-term liability as accrued rent on the Company’s balance sheet. The cease use date is July 31, 2015.

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

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company could borrow up to $2,000 for a 12-month term that had a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate was 1.25% p.a. Under the line of credit agreement, the Company made monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provided for customary events of default. This line of credit was secured by a $2,100 collateral cash account in the Company’s name at First Republic. The line of credit was retired and the collateral cash account was closed in September 2015.

Interest expense under these obligations for the year ended December 31, 2015 and 2014 was $19 and $28, respectively.

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

9.	Stockholders’ Equity (Deficit)

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

In February 2015, the Company completed a private placement in which it issued and sold 55,000 shares of its common stock at a price of $4.52 per share. The Company received proceeds of $248. In March 2015, the Company completed a private placement in which it issued and sold 62,500 shares of its common stock at a price of $4.00 per share. The Company received proceeds of $250. In April 2015, the Company completed a private placement in which it issued and sold 143,000 shares of its common stock at a price of $3.50 per share. The Company received proceeds of $501. In December 2015, the Company completed a private placement in which it issued and sold 140,000 shares of its common stock and warrants to purchase 28,000 shares of its common stock in exchange for proceeds of $374.

Voting Rights of Common Stock

Each holder of shares of Common Stock is entitled to one vote for each share held.

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

Common Stock Warrants

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

In September 2015, the Company amended the terms of all of its outstanding warrants to acquire shares of its common stock (other than the underwriter warrants to acquire an aggregate of 71,500 shares) to provide that all such warrants expire July 31, 2023. The Company has recorded an expense of $363 as it relates to stock based compensation during the year ended December 31, 2015 for this change in expiration terms.

In December 2015, in connection with the closing of a private placement described above, the Company sold a 2-year warrant to acquire 28,000 shares of common stock at an exercise price of $1.75 per share.

Common Stock

For the years ended December 31, 2015 and 2014, a total of 2,297,625 and 1,009,214 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2015	2014
Common stock warrants	387,714	359,714
Options	1,909,911	649,500
Total	2,297,625	1,009,214

B.	Offering Costs Associated With IPO

During the year ended December 31, 2014 the Company incurred a total of $1,959 of offering costs associated with IPO efforts all of which have been paid as of the date of this report.

10.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 2,138,640 shares for the year ending December 31, 2015.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2015, 0 shares of an aggregate total of 407,500 shares were available for future

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

stock-based compensation grants under the 2007 Plan and 621,179 shares of an aggregate total of 2,138,640 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2015 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2015 and 2014 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2014	337,500	$0.52	6.16	$2,693
Options granted	320,000	2.48
Options exercised	(8,000)	0.52		$17
Balance, December 31, 2014	649,500	$1.49	7.44	$474
Options granted	1,308,017	3.15
Options exercised	(7,051)	2.10		$17
Options forfeited/cancelled	(40,555)	2.29
Balance, December 31, 2015	1,909,911	$2.58	8.56	$813
Exercisable as of December 31, 2014	399,552	$1.10	6.01	$474
Exercisable as of December 31, 2015	1,464,189	$2.60	8.32	$713

The total compensation cost related to unvested stock option awards not yet recognized was $771 and $332 as of December 31, 2015 and 2014, respectively. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 3.0 years. The total estimated grant date fair value of options vested during the years ended December 31, 2015 and 2014 was $2,242 and $190, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2015 is $2.08 per share or an aggregate grant date fair value of $2,722. The weighted average grant date fair value of options granted during the year ended December 31, 2014 is $1.63 per share or an aggregate grant date fair value of $523. The weighted average grant date fair value of options forfeited during the year ended December 31, 2015 was $61. There were no forfeitures in 2014.

On July 24, 2014, the Company’s Board of Directors granted 70,000 stock options under the 2007 Plan. These options were 100% vested and exercisable at the date of issue. The Company recorded $178 of stock based compensation expense associated with these grants. During 2014, there were 70,000 grants, 8,000 exercised, no forfeitures, and no cancelations of stock options under the 2007 Plan.

On November 11, 2014, the Company’s Board of Directors granted options to acquire an aggregate of 250,000 shares under the 2014 Plan. The options vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date. The Company has recorded $12 of stock based compensation expense associated with these grants.

On January 1, 2015, the Company’s Board of Directors granted an option to acquire an aggregate of 75,000 shares under the 2014 Plan. On May 1, 2015 the Company’s Board of Directors granted options to acquire an aggregate of 50,000 shares under the 2014 Plan. On July 21, 2015, the Company’s Compensation Committee granted options to acquire an aggregate of 111,300 shares under the 2014 Plan. All of these options vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.

On July 21, 2015, the Company’s Compensation Committee approved the grant of options to acquire an aggregate of 730,500 shares under the 2014 Plan, contingent upon receipt of stockholder approval of an increase of 1,500,000 shares in the 2014 Plan Share Reserve (which approval was received on October 29, 2015). These

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

options originally vested monthly over 12 months such that they are vested in full on the one-year anniversary of the October 29, 2015 grant effectiveness date. Then, on July 31, 2015, the Company’s Compensation Committee granted options to the Board of Directors to acquire an aggregate of 35,000 shares under the 2014 Plan, which options vested in full on the grant date.

On December 31, 2015, the Company’s Compensation Committee granted options to the Board of Directors to acquire an aggregate of 306,217 shares under the 2014 plan. Of these, 106,800 options vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date. The remaining 199,417 options vested immediately upon grant. As of December 31, 2015 there were 1,558,017 grants, 7,051 exercises, 40,555 forfeitures and cancellations of stock options under the 2014 Plan.

In December 2015, the Company accelerated the vesting on 730,500 outstanding options such that they were vested in full as of December 31, 2015. The Company has recorded an expense of $1,062 as it relates to stock based compensation during the year ended December 31, 2015 for this change in vesting schedule.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Year ended December 31,
	2015	2014
Expected term (in years)	5	5
Risk-free interest rate	1.5 – 1.76%	1.6 – 1.67%
Expected volatility	80.7 – 83.3%	82.2 – 83.0%
Expected dividend rate	0%	0%

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

Volatility — Because the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

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

The Company has recorded an expense of $2,605 and $190 as it relates to stock-based compensation for the years ended December 31, 2015 and 2014, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Year ended December 31,
	2015	2014
Cost of Revenue	$2	$1
Engineering and Product Development	101	1
Sales and Marketing	1,172	4
General and Administrative	1,330	184
Total	$2,605	$190

11.	Income Taxes

The components of the provision for income taxes are as follows:

	2015	2014
Current tax provision:
Federal	$—	$—
State	6	9
Deferred tax provision:
Federal	—	—
State	—	—
Total	$6	$9

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2014	2013
Federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	(0.05)%	(0.13)%

Change in valuation allowance	(33.95)%	(33.62)%
Other	(0.07)%	(0.45)%
Effective income tax rate	(0.07)%	(0.20)%

Deferred tax assets are comprised of the following at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$4,732	$2,966
Deferred Revenue	453	233
Depreciation and amortization	18	47
Stock-based compensation	1,105	163
Accrual and reserve	132	25
Research and Development Credits	130	106
Total gross deferred tax assets	6,570	3,540
Less valuation allowance	(6,570)	(3,540)
Net deferred tax assets	$—	$—

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $13,400 for Federal and $4,800 for California, which begin to expire in 2032. The Company also has Federal research and development credit carryforwards of approximately $100 at December 31, 2015 which begin to expire in 2032.

ASC 740-10, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s ability to use operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of future operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. The Company’s pre-IPO net operating losses and tax credits are limited under Internal Revenue Code Section 382 as a result of an ownership change defined under Section 382. Future changes in stock ownership may occur that would create further limitations on the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits might exist.

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2015 and 2014. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.

The Company’s tax years beginning 2012 remain open for examination by the federal and state tax authorities for three and four years, respectively. Tax years beginning 2012 will remain open for examination from the date of utilization of any net operating loss or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2015.

12.	Net loss per share attributable to common stockholders

The following table presents the calculation of basic and diluted net loss per share:

	Year ended December 31,
	2015	2014
Net loss	$(8,501)	$(4,515)
Weighted average shares outstanding	4,928,881	4,105,754
Basic and diluted loss per share attributable to common stockholders	$(1.72)	$(1.10)

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

	Year ended December 31,
	2015	2014
Weighted average shares outstanding:
Convertible preferred stock	—	—
Convertible preferred stock warrants	—	—
Common stock warrants	359,868	304,373
Options	1,122,197	403,662
Total	1,482,065	708,035

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

13.	Subsequent Events

On January 15, 2016, the Company entered into a loan agreement with Chang Family Trust. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan for a 24-month term that had a fixed interest rate of 10% p.a. Under the loan agreement, the Company will make one payment consisting of $1,000 of principal plus all accrued interest. Chang Family Trust was issued a warrant to purchase 114,286 shares of common stock at a strike price of $1.75 per share associated with this loan. As of the date of this filing, the Company is in compliance with all terms of this loan.

On January 15, 2016, the Company entered into a loan agreement with Chang Family Trust. Pursuant to the loan agreement, the Company obtained a $500 unsecured loan for a 24-month term that had a fixed interest rate of 5% p.a. Under the loan agreement, the Company will make one payment consisting of $500 of principal plus all accrued interest. Chang Family Trust was issued a warrant to purchase 114,286 shares of common stock at a strike price of $1.75 per share associated with this loan. As of the date of this filing, the Company is in compliance with all terms of this loan.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2016

Semler Scientific, Inc.

By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Murphy-Chutorian and Daniel Conger, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Douglas Murphy-Chutorian, M.D.

/s/ Daniel Conger	Vice-President, Finance (Principal Accounting Officer)	February 26, 2016
Daniel Conger

/s/ Herbert J. Semler, M.D.	Chairman of the Board of Directors	February 26, 2016
Herbert J. Semler, M.D.

/s/ Bruce J Barclay	Director	February 26, 2016
Bruce J Barclay

/s/ Aidan M. Collins	Director	February 26, 2016
Aidan M. Collins

/s/ Greg S .Garfield	Director	February 26, 2016
Greg S. Garfield

/s/ Arthur N. Leibowitz, M.D., F.A.A.P.	Director	February 26, 2016
Arthur N. Leibowitz, M.D., F.A.A.P.

/s/ Wayne T. Pan, M.D., Ph.D.	Director	February 26, 2016
Wayne T. Pan, M.D., Ph.D.

/s/ Shirley L. Semler	Director	February 26, 2016
Shirley L. Semler

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

4.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.1	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.4†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

10.8†	Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.9†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

Exhibit No.	Description

10.10†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

10.11	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).

10.12†	Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).

10.13†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).

10.14†	2015 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

10.15*	Form of Warrant, dated December 30, 2015.

10.16	Promissory Note, dated January 15, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).

10.17	Form of Warrant, dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).

10.18	Promissory Note, dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).

10.19	Form of Warrant, dated January 21, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

23.1*	Consent of BDO USA, LLP dated February 26, 2016

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_____

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement