Form 10-Q
period 2016-03-31
Semler Scientific, Inc.
filed 2016-05-05
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 29, 2016, there were 5,123,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2016. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)
	For the three months ended March 31
	2016	2015

Revenue	$1,501	$1,202

Operating expenses:
Cost of revenue	417	241
Engineering and product development	270	309
Sales and marketing	974	1,207
General and administrative	772	793
Total operating expenses	2,433	2,550

Loss from operations	(932)	(1,348)

Interest expense, net:	(74)	(24)
Net loss	$(1,006)	$(1,372)
Net loss per share, basic and diluted	$(0.20)	$(0.29)
Weighted average number of shares used in computing basic and diluted loss per share	5,123,568	4,763,573

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited) March 31,	December 31,
	2016	2015

Assets

Current Assets:
Cash	$1,441	$405
Trade accounts receivable, net of allowance for doubtful accounts of $116 and $183, respectively	599	1,278
Prepaid expenses and other current assets	132	69
Total current assets	2,172	1,752

Assets for lease, net	760	830
Property and equipment, net	473	497
Long-term deposits	20	-
Total assets	$3,425	$3,079

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$390	$839
Accrued expenses	1,800	2,317
Deferred revenue	933	952
Total current liabilities	3,123	4,108

Long-term liabilities:

Deferred rent	38	43
Accrued Interest Expense	37	-
Loan Payable net of debt discount of $312 and $0, respectively	1,888	-

Total long-term liabilities	1,963	43

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,148,568 and 5,148,568 shares issued, and 5,123,568 and 5,123,568 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	21,708	21,291
Accumulated deficit	(23,374)	(22,368)

Total stockholders' deficit	(1,661)	(1,072)

Total liabilities and stockholders' deficit	$3,425	$3,079

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	(Unaudited) Three months ended March 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,006)	$(1,372)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount and deferred financing costs	36	18
Depreciation	110	59
Loss on disposal of assets for lease	55	25
Allowance for doubtful accounts	(6)	51
Stock-based compensation expense	69	33
Changes in Operating Assets and Liabilities:
Trade accounts receivable	685	(52)
Prepaid expenses and other current assets	(83)	(9)
Accounts payable	(449)	-
Accrued expenses	(485)	(137)
Deferred revenue	(19)	(119)
Net Cash Used in Operating Activities	(1,093)	(1,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6)	(19)
Purchase of assets for lease	(65)	(71)
Net Cash Used in Investing Activities	(71)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	498
Proceeds from loans payable	2,200	-
Net Cash Provided by Financing Activities	2,200	498

INCREASE (DECREASE) IN CASH	1,036	(1,095)
CASH, BEGINNING OF PERIOD	405	4,156

CASH, END OF PERIOD	$1,441	$3,061
Cash paid for interest	$-	$8
Supplemental Disclosure of noncash financing activity:
Fair value of warrants issued to lenders	$349	$-

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on February 26, 2016 (the “Annual Report”). The balance sheet as of December 31, 2015 included in this report has been derived from the audited financial statements included in the Annual Report. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year. Items in prior period financial statements have been adjusted to conform with the current period presentation.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of March 31, 2016, the Company has negative working capital of $951, cash of $1,441 and stockholders’ deficit of $1,661. The Company’s principal sources of cash have included the issuance of equity securities, borrowings under loan agreements, revenue from leasing its product and providing testing services. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenue to achieve profitability.

The Company’s financial statements as of and for the three months ended March 31, 2016 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital or increase revenue from leasing its product and providing testing services within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	March 31, 2016	December 31, 2015

Assets for lease	$1,261	$1,280
Less: Accumulated Depreciation	(501)	(450)
Assets for lease, net	$760	$830

Depreciation expense amounted to $80 and $57 for the three months ended March 31, 2016 and March 31, 2015, respectively. Reduction to accumulated depreciation for returned items was $29 and $14 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015

Property and equipment	$548	$542
Less: accumulated depreciation	(75)	(45)
Property and equipment, net	$473	$497

Depreciation expense amounted to $30 and $2 for the three months ended March 31, 2016 and 2015, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015

Offering Costs	$227	$227
Compensation	1,135	1,093
Miscellaneous Accruals	438	997
Total Accrued Expenses	$1,800	$2,317

The accumulated offering costs that were accrued pertain to consulting fees associated with securing equity financing for the Company prior to the initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. The Company has agreed to a payment date of December 31, 2016 for these fees.

6.	Commitments and Contingencies

Facilities Leases

For the three months ended March 31, 2016, the Company recognized $15 in facilities lease expense. For the three months ended March 31, 2015, the Company recognized $32 in facilities lease expense.

On September 23, 2014, the Company entered into a 36 month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $157.2 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $142.0 for the year ended December 31, 2016; $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

Equipment Leases and Loans Payable

On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company could borrow up to $2,000 for a 12-month term at a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% p.a. The initial interest rate was 1.25% p.a. Under the line of credit agreement, the Company made monthly payments consisting of $2 of interest, and an annual payment consisting of $2,002 principal plus any accrued interest. The line of credit agreement provided for customary events of default. This line of credit was secured by a $2,100 collateral cash account in the Company’s name at First Republic. The line of credit was retired and the collateral cash account was closed in September 2015.

On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, for which William H.C. Chang, a significant stockholder, is co-trustee. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan for a 24-month term at a fixed interest rate of 10% p.a. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On January 21, 2016, the Company entered into a loan agreement with the Chang Family Trust, for which William H.C. Chang, a significant stockholder, is co-trustee. Pursuant to the loan agreement, the Company obtained a $500 unsecured loan for a 24-month term at a fixed interest rate of 5% p.a. Under the loan agreement, the Company will pay $500 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On March 31, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $700 unsecured loan for a 24-month term at a fixed interest rate of 10% p.a. Under the loan agreement, the Company will pay $700 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

The Company uses the Black-Scholes pricing model to determine the relative fair market value of warrants. The relative fair market value of each warrant is estimated on the date of grant. The relative fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

Three months ended March 31,
2016
Expected term (in years)	2
Risk-free interest rate	0.76 - 0.88%
Expected volatility	79.0 – 98.6%
Expected dividend rate.	0%

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

The assumptions are based on the following for each of the years presented:

Valuation Method — The Company estimates the relative fair value of warrants using the Black-Scholes pricing model.

Expected Term — The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method because of its limited history of warrant exercise activity and its warrants meet the criteria of the “plain-vanilla” as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Volatility — Because the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the warrants.

Risk-free Interest Rate — The risk-free interest rate is based on median U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the warrants.

Expected Dividend — The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, used an expected dividend yield of zero in the valuation model.

For the three months ended March 31, 2016 and 2015 interest expense was $74 and 24, respectively. Of this total interest expense, the portion related to amortization of debt discount and deferred financing fees was $36 and $18, respectively.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Weighted average shares outstanding:
Common stock warrants	573,111	359,714
Options	1,984,578	717,548
Total	2,557,689	1,077,262

8.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. The Share Reserve is currently 2,343,583 shares for the year ending December 31, 2016.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2016, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 666,121 shares of an aggregate total of 2,343,583 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2016 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2016	1,909,911	$2.58	8.56	$813
Options granted	160,000	2.23
Options exercised	-	-
Options forfeited/canceled	-	-
Balance, March 31, 2016	2,069,911	$2.58	8.43	$515
Exercisable as of March 31, 2016	1,518,909	$2.61	8.11	$510

The total compensation cost related to unvested stock option awards not yet recognized was $921 as of March 31, 2016. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 3.08 years. The estimated grant date fair value of option shares vested during the quarters ended March 31, 2016 and 2015 was $69 and $33, respectively. The weighted average grant date fair value of options granted during the

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

quarters ended March 31, 2016 and 2015 was $1.43 per share and $1.38 per share, respectively, or an aggregate grant date fair value of $229 and $104, respectively.

On February 18, 2016 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On February 18, 2016 the Company’s Compensation Committee granted, and the full Board ratified, options to the each then-seated non-employee Director to acquire 5,000 shares, for an aggregate of 35,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended March 31,
	2016	2015
Expected term (in years)	5	5
Risk-free interest rate	1.21%	1.61%
Expected volatility	80.4%	82.5%
Expected dividend rate.	0%	0%

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

The Company has recorded an expense of $69 and $33 as it relates to stock-based compensation for the three months ended March 31, 2016 and 2015, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended March 31,
	2016	2015
Cost of Revenue	$1	$1
Engineering and Product Development	13	2
Sales and Marketing	25	15
General and Administrative	30	15
Total	$69	$33

9.	Subsequent Events

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term that had a fixed interest rate of 10% p.a., with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share associated with this loan. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. As of the date of this filing, the Company is in compliance with all terms of this loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2015, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 26, 2016, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

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

In the three months ended March 31, 2016 we had total revenue of $1,501,000 and a net loss of $1,006,000 compared to total revenue of $1,202,000 and a net loss of $1,372,000 in the same period in 2015.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. We launched our WellChec™ testing services platform in 2015, which significantly impacted revenue growth in the fourth quarter of 2015. We did not offer to perform WellChec™ testing services during the three months ended March 31, 2016, and currently intend to restart performing such services in the three months ending September 30, 2016. Should additional contracts for services be received, WellChec™ will represent a greater portion of our overall revenues. However, we cannot predict with any certainty whether or not these order trends for WellChec™ will continue, nor the anticipated impact on other items of our results of operations.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

We had revenue of $1,501,000 for the three months ended March 31, 2016, an increase of $299,000, or 25%, compared to $1,202,000 in the same period in 2015. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 37%, and the average amount of revenue recognized per unit increased 10% as compared to 2015. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $36,000 of revenue from per-use fees, testing services and other sales during the three months ended March 31, 2016. There was a reduction in revenue of $162,000 for WellChec™ testing services partially as an incentive to a customer to renew and expand an order for additional WellChec™ services from us in 2016. We recognized $96,000 of revenue from providing testing services through our WellChec™ platform during the three months ended March 31, 2015.

Operating expenses

We had total operating expenses of $2,433,000 for the three months ended March 31, 2016, a decrease of $117,000, or 5%, compared to $2,550,000 in the same period in 2015. The primary reasons for the decrease were decreased general and administrative expense, sales and marketing expense, and engineering and product development expense, partially offset by an increase in cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $417,000 for the three months ended March 31, 2016, an increase of $176,000, or 73%, from $241,000 for the same period in the previous year. The primary reasons for the increase were an increase of $53,000 associated with employees who oversee manufacturing and fulfillment operations. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $23,000, or 40%, which corresponds to the 37% increase in the number of installed units in the field generating monthly depreciation charges and an increase in average depreciation per unit per month of 3%. Other cost of revenue items, such as building lease, freight and other miscellaneous items were $45,000 higher, cost of units that were retired was $30,000 higher, and depreciation of other capital assets was $25,000 higher in the first quarter of 2016 compared to the same period in 2015.

Engineering and product development expense

We had engineering and product development expense of $270,000 for the three months ended March 31, 2016, a decrease of $39,000, or 13%, compared to $309,000 in the same period in 2015. The decrease was primarily due to lower consulting costs for new product development of $56,000 and clinical study expense of $52,000, which were partially offset by increased salary expense of $53,000, stock-based compensation expense of $11,000 and other expenses of $5,000.

Sales and marketing expense

We had sales and marketing expense of $974,000 for the three months ended March 31, 2016, a decrease of $233,000, or 19%, compared to $1,207,000 in the same period in 2015. The decrease was primarily due to lower salary expense of $117,000, trade show expense of $45,000, facility expense of $32,000, other expenses of $20,000, travel expense of $19,000, and sales commissions of $10,000, which decreases were partially offset by increased stock-based compensation expense of $10,000 as compared to the same period in 2015.

General and administrative expense

We had general and administrative expense of $772,000 for the three months ended March 31 2016, a decrease of $21,000, or 3%, compared to $793,000 in the same period in 2015. The decrease was primarily due to lower audit, tax preparation, medical device excise tax, and state and local tax of $64,000, expense for uncollectable accounts of $56,000, insurance premium fees of $13,000, salaries and fees for employees, directors, and consultants of $13,000, and travel expenses of $1,000, which decreases were partially offset by costs associated with being a publicly traded company of $39,000, higher costs associated with other expenses of $30,000, technical support of $28,000, stock-based compensation expense of $15,000, patent and legal expenses of $8,000, and depreciation and amortization expense of $6,000.

Other expense

We had other expense of $74,000 for the three months ended March 31, 2016, an increase of $50,000, or 208%, compared to $24,000 in the same period in 2015. The increase was primarily due to higher interest expense of $50,000 associated with the issuance of promissory notes to lenders.

Net loss

For the foregoing reasons, we had a net loss of $1,006,000, or $0.20 per share, for the three months ended March 31, 2016, a decrease of $366,000, or 27%, compared to a net loss of $1,372,000, or $0.29 per share, for the same period in 2015.

Liquidity and Capital Resources

We had cash of $1,441,000 at March 31, 2016 compared to $405,000 at December 31, 2015, and total current liabilities of $3,123,000 at March 31, 2016 compared to $4,108,000 at December 31, 2015. As of March 31, 2016 we had negative working capital of approximately $951,000.

During the quarter ended March 31, 2015, we sold an aggregate 117,500 shares of our common stock to Mr. William H.C. Chang, an accredited investor and significant stockholder, pursuant to separate stock purchase agreements for an aggregate cash purchase price of $498,600. During the quarter ended June 30, 2015, we issued and sold an aggregate of 143,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $500,500. During the quarter ended December 31, 2015, we issued and sold an aggregate of 140,000 shares of our common stock to an accredited investor, pursuant to a stock purchase agreement for an aggregate cash purchase price of $373,800, and also issued a two-year warrant to acquire 28,000 shares of our common stock at an exercise price of $1.75 per share for a purchase price of $1.00. In January 2016, we borrowed an aggregate of $1,500,000 from Mr. William H.C. Chang pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. See “—Description of Indebtedness” for additional information regarding these loans.

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

Operating activities

We used $1,093,000 of net cash in operating activities for the three months ended March 31, 2016. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities used $87,000 of cash in the three months ended March 31, 2016. These non-cash adjustments primarily reflect depreciation of $110,000, stock-based compensation expense of $69,000, loss on disposal of assets for lease of $55,000, and amortization of debt discount costs of $36,000, partially offset by a reduction to allowance for doubtful accounts of $6,000. Cash used in operating activities was primarily from accrued expenses of $485,000, trade accounts payable of $449,000, prepaid expenses and other current assets of $83,000, and deferred revenue of $19,000, partially offset by net cash provided by trade accounts receivable of $685,000.

For the same period in 2015, we used $1,503,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities used $131,000 of cash in the three months ended March 31, 2015. These non-cash adjustments primarily reflect depreciation of $59,000, allowance for doubtful accounts of $51,000, stock-based compensation expense of $33,000, loss on disposal of assets for lease of $25,000, and amortization of deferred financing costs and debt discounts of $18,000. Cash used in operating activities was primarily from accrued expenses of $137,000, deferred revenue of $119,000, trade accounts receivable of $52,000, and prepaid expenses and other current assets of $9,000.

Investing activities

We used $71,000 of net cash in investing activities for the three months ended March 31, 2016, primarily from purchases of assets for lease of $65,000 and fixed asset purchases of $6,000. We used $90,000 of net cash in investing activities for the same period in 2015, primarily for purchases of assets for lease of $71,000 and fixed asset purchases of $19,000 to support our WellChec™ platform.

Financing activities

We generated $2,200,000 in net cash in financing activities during the three months ended March 31, 2016 due to proceeds from loans payable. We generated $498,000 of net cash from financing activities during the three months ended March 31, 2015, primarily from proceeds from the sale of shares of our common stock.

Description of Indebtedness

In January 2016, we borrowed an aggregate of $1,500,000 from William H.C. Chang, a significant stockholder, pursuant to two separate 2-year promissory notes. The notes bear simple interest ($1.0 million at a rate of 10% per annum, and $0.5 million at 5% per annum) and mature in two years, with all principal and accrued but unpaid interest payable at maturity. We may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase an aggregate of 228,372 shares of our common stock at an exercise price of $1.75 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.

In March 2016, we borrowed an aggregate of $700,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 79,459 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock

In April 2016, we borrowed an aggregate of $160,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock

See also Note 6 to our financial statements appearing elsewhere in this report for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2016 and December 31, 2015, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level as of the end of the period covered by that report, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in early 2016 we began adopting and implementing policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2016.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2016, in connection with the issuance of a two-year promissory note in the amount of $700,000, we issued to an accredited investor a two-year warrant to purchase an aggregate of 79,459 shares of our common stock at an exercise price of $1.85 per share. The warrants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, or the Securities Act, or pursuant to Regulation D.

On April 5, 2016, in connection with the issuance of a two-year promissory note in the amount of $160,000, we issued to an accredited investor a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share. The warrants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act or pursuant to Regulation D.

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

May 5, 2016	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice-President, Finance Principal Accounting Officer