Form 10-Q
period 2016-06-30
Semler Scientific, Inc.
filed 2016-08-02
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 29, 2016, there were 5,123,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015

Revenue	$1,636	$1,303	$3,136	$2,505

Operating expenses:
Cost of revenue	533	261	950	502
Engineering and product development	182	406	452	715
Sales and marketing	1,028	1,288	2,001	2,495
General and administrative	763	665	1,534	1,460
Total operating expenses	2,506	2,620	4,937	5,172

Loss from operations	(870)	(1,317)	(1,801)	(2,667)

Other expense:	(96)	(24)	(171)	(46)

Net loss	$(966)	$(1,341)	$(1,972)	$(2,713)

Net loss per share, basic and diluted	$(0.19)	$(0.27)	$(0.38)	$(0.56)

Weighted average number of shares used in computing basic and diluted loss per share	5,123,568	4,978,878	5,123,568	4,871,614

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited) June 30,	December 31,
	2016	2015

Assets

Current Assets:
Cash	$1,022	$405
Trade accounts receivable, net of allowance for doubtful accounts of $94 and $183, respectively	607	1,278
Prepaid expenses and other current assets	126	69
Total current assets	1,755	1,752

Assets for lease, net	839	830
Property and equipment, net	452	497
Long-term deposits	15	-
Total assets	$3,061	$3,079

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$430	$839
Accrued expenses	2,183	2,317
Deferred revenue	667	952
Total current liabilities	3,280	4,108

Long-term liabilities:

Deferred rent	43	43
Accrued interest expense	85	-
Related party loan payable net of debt discount of $199 and $0, respectively	1,301	-
Loan payable net of debt discount of $95 and $0, respectively	883	-

Total long-term liabilities	2,312	43

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,148,568 and 5,148,568 shares issued, and 5,123,568 and 5,123,568 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	21,804	21,291
Accumulated deficit	(24,340)	(22,368)

Total stockholders' deficit	(2,531)	(1,072)

Total liabilities and stockholders' deficit	$3,061	$3,079

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	(Unaudited) Six months ended June 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,972)	$(2,713)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	84	37
Depreciation	221	129
Loss on disposal of assets for lease	136	44
Allowance for doubtful accounts	18	73
Stock-based compensation expense	135	63
Changes in Operating Assets and Liabilities:
Trade accounts receivable	653	20
Prepaid expenses and other current assets	(72)	9
Accounts payable	(409)	27
Accrued expenses	(49)	21
Deferred revenue	(285)	(132)
Net Cash Used in Operating Activities	(1,540)	(2,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15)	(45)
Purchase of assets for lease	(306)	(261)
Net Cash Used in Investing Activities	(321)	(306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	999
Stock options exercised	-	13
Offering costs	-	(100)
Proceeds from loans payable	2,478	-
Net Cash Provided by Financing Activities	2,478	912

INCREASE (DECREASE) IN CASH	617	(1,816)
CASH, BEGINNING OF PERIOD	405	4,156

CASH, END OF PERIOD	$1,022	$2,340
Cash paid for interest	$-	$13
Supplemental disclosure of noncash financing activity:
Fair value of warrants issued to lenders	$363	$-

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

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its product. As of June 30, 2016, the Company has negative working capital of $1,525, cash of $1,022 and stockholders’ deficit of $2,531. The Company’s principal sources of cash have included the issuance of equity securities, borrowings under loan agreements, revenue from leasing its product and providing testing services. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenue to achieve profitability.

The Company’s financial statements as of and for the three and six months ended June 30, 2016 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital or increase revenue from leasing its product and providing testing services within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	June 30, 2016	December 31, 2015

Assets for lease	$1,333	$1,280
Less: Accumulated Depreciation	(494)	(450)
Assets for lease, net	$839	$830

Depreciation expense amounted to $81 and $66 for the three months ended June 30, 2016 and June 30, 2015, respectively. Depreciation expense amounted to $161 and $123 for the six months ended June 30, 2016 and June 30, 2015, respectively. Reduction to accumulated depreciation for returned items was $88 and $27 for the three months ended June 30, 2016 and June 30, 2015, respectively. Reduction to accumulated depreciation for returned items was $117 and $41 for the six months ended June 30, 2016 and June 30, 2015, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015

Property and equipment	$557	$542
Less: accumulated depreciation	(105)	(45)
Property and equipment, net	$452	$497

Depreciation expense amounted to $30 and $4 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense amounted to $60 and $6 for the six months ended June 30, 2016 and 2015, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015

Offering Costs	$227	$227
Compensation	1,436	1,093
Miscellaneous Accruals	520	997
Total Accrued Expenses	$2,183	$2,317

The accumulated offering costs that were accrued pertain to consulting fees associated with securing equity financing for the Company prior to the initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company has agreed to a payment date of December 31, 2016 for these fees.

6.	Commitments and Contingencies

Facilities Leases

Facilities lease expense recognized by the Company was $22 and $65 for the three months ended June 30, 2016 and 2015, respectively. Facilities lease expense recognized by the Company was $37 and $101 for the six months ended June 30, 2016 and 2015, respectively.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $104.8 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016,

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

$16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $95.5 for the year ended December 31, 2016; $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018.

Loans Payable

Loans from Related Parties

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

Other Loans

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

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% p.a. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $80 unsecured loan for a 24-month term at a fixed interest rate of 10% p.a. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

The Company uses the Black-Scholes pricing model to determine the relative fair market value of warrants. The relative fair market value of each warrant is estimated on the date of grant. The relative fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected term (in years)	2	-	2	-
Risk-free interest rate	0.73 – 0.89%	-	0.73 – 0.89%	-
Expected volatility	98.1 – 99.0%	-	97.7 – 99.0%	-
Expected dividend rate.	0%	-	0%	-

The assumptions are based on the following for each of the years presented:

Valuation Method — The Company estimates the relative fair value of warrants using the Black-Scholes pricing model.

Expected Term — The Company uses the amount of time the warrants are exercisable per the contractual terms of the award.

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

For the three months ended June 30, 2016 and 2015 interest expense was $96 and $25, respectively. Of this total interest expense, the portion related to amortization of debt discount was $48 and $19, respectively. For the six months ended June 30, 2016 and 2015 interest expense was $170 and $49, respectively. Of this total interest expense, the portion related to amortization of debt discount was $84 and $37, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding:
Common stock warrants	706,331	359,714	645,353	359,714
Options	2,069,911	736,722	2,027,480	727,069
Total	2,776,242	1,096,436	2,672,833	1,086,783

8.	Stock Option Plan

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

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2016, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 666,121 shares of an aggregate total of 2,343,583 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2016 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2016	1,909,911	$2.58	8.56	$813
Options granted	160,000	2.23
Options exercised	-	-
Options forfeited/canceled	394	3.44
Balance, June 30, 2016	2,069,517	$2.58	8.18	$280
Exercisable as of June 30, 2016	1,581,140	$2.61	7.92	$280

The total compensation cost related to unvested stock option awards not yet recognized was $802 as of June 30, 2016. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.77 years. The estimated fair value of option shares vested during the quarters ended June 30, 2016 and 2015 was $66 and $31, respectively. The estimated fair value of option shares vested during the six months ended June 30, 2016 and 2015 was $135 and $63, respectively. The weighted average fair value of options granted during the quarter ended June 30, 2015 was $2.32 per share, or an aggregate grant date fair value of $116, respectively. There were no options granted during the quarter ended June 30, 2016. The weighted average fair value of options granted during the six months ended June 30, 2016 and 2015 was $1.43 per share and $1.75 per share, respectively, or an aggregate grant date fair value of $229 and $219, respectively.

On February 18, 2016 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On February 18, 2016 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 35,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected term (in years)	-	5	5	5
Risk-free interest rate	-	1.6%	1.21%	1.5 – 1.6%
Expected volatility	-	82.5%	80.4%	82.5 – 83.3%
Expected dividend rate.	-	0%	0%	0%

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

The Company has recorded an expense of $66 and $31 as it relates to stock-based compensation for the three months ended June 30, 2016 and 2015, respectively. The Company has recorded an expense of $135 and $63 as it relates to stock-based compensation for the six months ended June 30, 2016 and 2015, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended June 30,		Six months ended June 30
	2016	2015	2016	2015
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	5	5	18	7
Sales and Marketing	17	10	42	25
General and Administrative	43	15	74	30
Total	$66	$31	$135	$63

9.	Subsequent Events

None.

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

Overview

We are an emerging growth company that provides technology solutions to improve the clinical effectiveness and efficiency of healthcare insurers and physician groups. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD, which is associated with higher risk of heart attacks and strokes. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease, including heart attacks and strokes. We believe the combination of our proprietary test, QuantaFlo™, and our multi-test service platform, WellChec™, position us to provide valuable information to our insurance company and physician customers, which in turn permit them to better guide patient care.

In the three months ended June 30, 2016 we had total revenue of $1,636,000 and a net loss of $966,000 compared to total revenue of $1,303,000 and a net loss of $1,341,000 in the same period in 2015. In the six months ended June 30, 2016 we had total revenue of $3,136,000 and a net loss of $1,972,000 compared to total revenue of $2,505,000 and a net loss of $2,713,000 in the same period in 2015.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. We launched our WellChec™ testing services platform in 2015, which significantly impacted revenue growth in the fourth quarter of 2015. We did not offer to perform WellChec™ testing services during the three or six months ended June 30, 2016, and currently intend to restart performing such services in the three months ending December 31, 2016. Should additional contracts for services be received, WellChec™ will represent a greater portion of our overall revenues. However, we cannot predict with any certainty whether or not these order trends for WellChec™ will continue, nor the anticipated impact on other items of our results of operations.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

We had revenue of $1,636,000 for the three months ended June 30, 2016, an increase of $333,000, or 26%, compared to $1,303,000 in the same period in 2015. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 20%, and the average amount of revenue recognized per unit increased 9% as compared to 2015. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $51,000 of revenue from per-use fees, testing services and other sales during the three months ended June 30, 2016, an increase of $42,000, compared to $9,000 in the same period in 2015. We did not recognize any revenue from WellChec™ during the three months ended June 30, 2016, compared to $48,000 in the same period in 2015.

Operating expenses

We had total operating expenses of $2,506,000 for the three months ended June 30, 2016, a decrease of $114,000, or 4%, compared to $2,620,000 in the same period in 2015. The primary reasons for the decrease were decreased engineering and product development expense and sales and marketing expense, partially offset by an increase in cost of revenue and general and administrative expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $533,000 for the three months ended June 30, 2016, an increase of $272,000, or 104%, from $261,000 for the same period in the previous year. The primary reasons for the increase were $75,000 of WellChec™ event expenses, an increase of $64,000 associated with employees who oversee manufacturing and fulfillment operations in connection with the growth in the number of units installed, and cost of units that were retired was $62,000 higher in light of migration of customers to QuantaFlo. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $15,000, or 23%, which corresponds to the 20% increase in the number of installed units in the field generating monthly depreciation charges and an increase in average depreciation per unit per month of 3%. Other cost of revenue items, such as freight and other miscellaneous items, were $32,000 higher, and depreciation of other capital assets was $24,000 higher in the second quarter of 2016 compared to the same period in 2015.

Engineering and product development expense

We had engineering and product development expense of $182,000 for the three months ended June 30, 2016, a decrease of $224,000, or 55%, compared to $406,000 in the same period in 2015. The decrease was primarily due to lower salary expense of $77,000, lower consulting costs for new product development of $66,000, lower clinical study expense of $59,000, and lower other expenses of $23,000, which were partially offset by an increase in stock-based compensation expense of $1,000.

Sales and marketing expense

We had sales and marketing expense of $1,028,000 for the three months ended June 30, 2016, a decrease of $260,000, or 20%, compared to $1,288,000 in the same period in 2015. The decrease was primarily due to lower salary expense of $71,000, lower sales commissions of $63,000, lower travel expense of $57,000, lower facility expense of $52,000, and lower trade show expense of $28,000, which decreases were partially offset by increased stock-based compensation expense of $7,000, and higher other expenses of $4,000 as compared to the same period in 2015.

General and administrative expense

We had general and administrative expense of $763,000 for the three months ended June 30 2016, an increase of $98,000, or 15%, compared to $665,000 in the same period in 2015. The increase was primarily due to higher costs associated with professional fees of $101,000, higher salaries and fees for employees, directors, and consultants of $31,000, higher stock-based compensation expense of $28,000, higher merchant fees and other expenses of $26,000, higher technical support of $8,000, and higher expense for uncollectable accounts of $2,000, which increases were partially offset by lower costs for taxes and associated expense of $71,000, lower patent and legal expenses of $14,000, lower insurance premium fees of $11,000, and lower travel expenses of $2,000.

Other expense

We had other expense of $96,000 for the three months ended June 30, 2016, an increase of $72,000, or 300%, compared to $24,000 in the same period in 2015. The increase was primarily due to higher interest expense of $71,000 associated with the issuance of promissory notes to lenders and higher credit card fees associated with our corporate credit card of $1,000.

Net loss

For the foregoing reasons, we had a net loss of $966,000, or $0.19 per share, for the three months ended June 30, 2016, a decrease of $375,000, or 28%, compared to a net loss of $1,341,000, or $0.27 per share, for the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

We had revenue of $3,136,000 for the six months ended June 30, 2016, an increase of $631,000, or 25%, compared to $2,505,000 in the same period in 2015. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 20%, and the average amount of revenue recognized per unit increased 10% as compared to 2015. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units. We recognized $87,000 of revenue from per-use fees, testing services and other sales during the six months ended June 30, 2016, an increase of $78,000, compared to $9,000 in the same period in 2015. There was a reduction in revenue of $162,000 for WellChec™ testing services partially as an incentive to a customer to renew and expand an order for additional WellChec™ services from us in the six months ended June 30, 2016. We recognized $144,000 of revenue from providing testing services through our WellChec™ platform during the six months ended June 30, 2015.

Operating expenses

We had total operating expenses of $4,937,000 for the six months ended June 30, 2016, a decrease of $235,000, or 5%, compared to $5,172,000 in the same period in 2015. The primary reasons for the decrease were decreased engineering and product development expense and sales and marketing expense, partially offset by an increase in cost of revenue and general and administrative expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $950,000 for the six months ended June 30, 2016, an increase of $448,000, or 89%, from $502,000 for the same period in the previous year. The primary reasons for the increase were an increase of $118,000 associated with employees who oversee manufacturing and fulfillment operations in connection with the growth in the number of units installed. In addition, we had $91,000 increase in cost of units retired as we migrate customers to our QuantaFlo product, and had $77,000 of higher WellChec™ event expenses. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $38,000, or 31%, which corresponds to the 20% increase in the number of installed units in the field generating monthly depreciation charges and an increase in average depreciation per unit per month of 3%. Other cost of revenue items, such as freight and other miscellaneous items, were $74,000 higher, and depreciation of other capital assets was $50,000 higher in the first six months of 2016 compared to the same period in 2015.

Engineering and product development expense

We had engineering and product development expense of $452,000 for the six months ended June 30, 2016, a decrease of $263,000, or 37%, compared to $715,000 in the same period in 2015. The decrease was primarily due to lower consulting costs for new product development of $122,000, lower clinical study expense of $111,000, decreased salary expense of $30,000, and lower other expenses of $11,000, which were partially offset by higher stock-based compensation expense of $11,000.

Sales and marketing expense

We had sales and marketing expense of $2,001,000 for the six months ended June 30, 2016, a decrease of $494,000, or 20%, compared to $2,495,000 in the same period in 2015. The decrease was primarily due to lower salary expense of $187,000, lower facility expense of $84,000, lower travel expense of $76,000, lower sales commissions of $73,000, lower trade show expense of $72,000, and lower other expenses of $19,000, which decreases were partially offset by increased stock-based compensation expense of $17,000 as compared to the same period in 2015.

General and administrative expense

We had general and administrative expense of $1,534,000 for the six months ended June 30 2016, an increase of $74,000, or 5%, compared to $1,460,000 in the same period in 2015. The increase was primarily due to higher costs associated with professional fees of $140,000, higher merchant fees and other expenses of $60,000, higher stock-based compensation expense of $43,000, higher technical support of $36,000, higher salaries and fees for employees, directors, and consultants of $18,000, which increases were partially offset by lower costs for taxes and associated expense of $135,000, lower expense for uncollectable accounts of $54,000, lower insurance premium fees of $24,000, lower patent and legal expenses of $6,000, and lower travel expenses of $4,000.

Other expense

We had other expense of $171,000 for the six months ended June 30, 2016, an increase of $125,000, or 272%, compared to $46,000 in the same period in 2015. The increase was primarily due to higher interest expense of $121,000 associated with the issuance of promissory notes to lenders and higher credit card fees associated with our corporate credit card of $4,000.

Net loss

For the foregoing reasons, we had a net loss of $1,972,000, or $0.38 per share, for the six months ended June 30, 2016, a decrease of $741,000, or 27%, compared to a net loss of $2,713,000, or $0.56 per share, for the same period in 2015.

Liquidity and Capital Resources

We had cash of $1,022,000 at June 30, 2016 compared to $405,000 at December 31, 2015, and total current liabilities of $3,280,000 at June 30, 2016 compared to $4,108,000 at December 31, 2015. As of June 30, 2016 we had negative working capital of approximately $1,525,000.

In January 2016, we borrowed an aggregate of $1,500,000 from Mr. William H.C. Chang pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. On May 20, 2016, we borrowed $80,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 9,081 shares of our common stock at $1.85 per share. See “—Description of Indebtedness” for additional information regarding these loans.

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

Operating activities

We used $1,540,000 of net cash in operating activities for the six months ended June 30, 2016. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $432,000 of cash in the six months ended June 30, 2016. These non-cash adjustments primarily reflect depreciation of $221,000, loss on disposal of assets for lease of $136,000, stock-based compensation expense of $135,000, amortization of debt discount costs of $84,000, and allowance for doubtful accounts of $18,000. Cash used in operating activities was primarily from trade accounts payable of $409,000, deferred revenue of $285,000, prepaid expenses and other current assets of $72,000, and accrued expenses of $49,000, partially offset by net cash provided by trade accounts receivable of $653,000.

For the same period in 2015, we used $2,422,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $291,000 of cash in the six months ended June 30, 2015. These non-cash adjustments primarily reflect depreciation of $129,000, allowance for doubtful accounts of $73,000, stock-based compensation expense of $63,000, loss on disposal of assets for lease of $44,000, and amortization of deferred financing costs and debt discounts of $37,000. Cash used in operating activities was primarily from deferred revenue of $132,000, partially offset by accounts payable of $27,000, accrued expenses of $21,000, trade accounts receivable of $20,000, and prepaid expenses and other current assets of $9,000.

Investing activities

We used $321,000 of net cash in investing activities for the six months ended June 30, 2016, primarily from purchases of assets for lease of $306,000 and fixed asset purchases of $15,000. We used $306,000 of net cash in investing activities for the same period in 2015, primarily for purchases of assets for lease of $261,000 and fixed asset purchases of $45,000.

Financing activities

We generated $2,478,000 in net cash in financing activities during the six months ended June 30, 2016 due to proceeds from loans payable. We generated $912,000 of net cash from financing activities during the same period in 2015, primarily from proceeds of $999,000 from the sale of shares of our common stock, $13,000 from exercise of stock options, partially offset by offering costs of $100,000.

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

In March 2016, we borrowed an aggregate of $700,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 79,459 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock

In April 2016, we borrowed an aggregate of $160,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock.

In May 2016, we borrowed an aggregate of $80,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock.

See also Note 6 to our financial statements appearing elsewhere in this report for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2016 and December 31, 2015, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in early 2016 we began adopting and implementing policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2016.

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

On May 20, 2016, in connection with the issuance of a two-year promissory note in the amount of $80,000, we issued to an accredited investor a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of $1.85 per share. The warrants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act or pursuant to Regulation D.

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

August 2, 2016	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice-President, Finance Principal Accounting Officer
18