Form 10-Q
period 2016-09-30
Semler Scientific, Inc.
filed 2016-11-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 28, 2016, there were 5,123,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	(Unaudited)		(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015

Revenue	$1,982	$1,562	$5,118	$4,067

Operating expenses:
Cost of revenue	398	385	1,348	887
Engineering and product development	183	268	634	983
Sales and marketing	950	1,314	2,952	3,809
General and administrative	706	1,147	2,236	2,602
Total operating expenses	2,237	3,114	7,170	8,281

Loss from operations	(255)	(1,552)	(2,052)	(4,214)

Other expense	(107)	(28)	(282)	(79)

Net loss	$(362)	$(1,580)	$(2,334)	$(4,293)

Net loss per share, basic and diluted	$(0.07)	$(0.32)	$(0.46)	$(0.87)

Weighted average number of shares used in computing basic and diluted loss per share	5,123,568	4,983,198	5,123,568	4,909,354

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	(Unaudited) September 30,	December 31,
	2016	2015

Assets

Current assets:
Cash	$517	$405
Trade accounts receivable, net of allowance for doubtful accounts of $76 and $183, respectively	897	1,278
Prepaid expenses and other current assets	134	69
Total current assets	1,548	1,752

Assets for lease, net	853	830
Property and equipment, net	544	497
Long-term deposits	15	-
Total assets	$2,960	$3,079

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$281	$839
Accrued expenses	2,297	2,317
Loans payable	72	-
Deferred revenue	667	952
Total current liabilities	3,317	4,108

Long-term liabilities:

Deferred rent	55	43
Accrued interest expense	138	-
Related party loan payable net of debt discount of $164 and $0, respectively	1,336	-
Loan payable net of debt discount of $80 and $0, respectively	920	-

Total long-term liabilities	2,449	43

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,148,568 and 5,148,568 shares issued, and 5,123,568 and 5,123,568 outstanding (net of treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	21,891	21,291
Accumulated deficit	(24,702)	(22,368)

Total stockholders' deficit	(2,806)	(1,072)

Total liabilities and stockholders' deficit	$2,960	$3,079

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands)

	(Unaudited) Nine months ended September 30
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,334)	$(4,293)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	133	55
Depreciation	336	211
Loss on disposal of assets for lease	149	106
Allowance for doubtful accounts	66	119
Stock-based compensation expense	222	549
Changes in Operating Assets and Liabilities:
Trade accounts receivable	315	(203)
Prepaid expenses and other current assets	(80)	40
Accounts payable	(558)	(28)
Accrued expenses	130	237
Deferred revenue	(285)	716
Net Cash Used in Operating Activities	(1,906)	(2,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(140)	(195)
Change in restricted cash	-	2,100
Purchase of assets for lease	(415)	(484)
Net Cash (Used in) Provided by Investing Activities	(555)	1,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	999
Stock options exercised	-	14
Offering costs	-	(174)
Proceeds from loans payable	2,590	-
Payments of loans payable	(17)	(2,000)
Net Cash Provided by (Used in) Financing Activities	2,573	(1,161)

INCREASE (DECREASE) IN CASH	112	(2,231)
CASH, BEGINNING OF PERIOD	405	4,156

CASH, END OF PERIOD	$517	$1,925
Cash paid for interest	$3	$19
Supplemental disclosure of noncash financing activity:
Fair value of warrants issued to lenders	$322	$-

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

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, research and continued development of its products. As of September 30, 2016, the Company has negative working capital of $1,769, cash of $517 and stockholders’ deficit of $2,806. The Company’s principal sources of cash have included the issuance of equity securities, borrowings under loan agreements, revenue from leasing its product and providing testing services. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenue to achieve profitability.

The Company’s financial statements as of and for the three and nine months ended September 30, 2016 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. If the Company is unable to raise additional capital or increase revenue from leasing its product and providing testing services within the next twelve months to continue to fund operations at its current cash expenditure levels, the Company’s operations will need to be curtailed. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	September 30, 2016	December 31, 2015

Assets for lease	$1,338	$1,280
Less: Accumulated depreciation	(485)	(450)
Assets for lease, net	$853	$830

Depreciation expense amounted to $81 and $72 for the three months ended September 30, 2016 and September 30, 2015, respectively. Depreciation expense amounted to $243 and $195 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Reduction to accumulated depreciation for returned items was $91 and $34 for the three months ended September 30, 2016 and September 30, 2015, respectively. Reduction to accumulated depreciation for returned items was $208 and $75 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015

Property and equipment	$681	$542
Less: accumulated depreciation	(137)	(45)
Property and equipment, net	$544	$497

Depreciation expense amounted to $33 and $10 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense amounted to $92 and $16 for the nine months ended September 30, 2016 and 2015, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015

Offering Costs	$227	$227
Compensation	1,443	1,093
Miscellaneous Accruals	627	997
Total Accrued Expenses	$2,297	$2,317

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

Facilities Leases

Facilities lease expense recognized by the Company was $16 and $93 for the three months ended September 30, 2016 and 2015, respectively. Facilities lease expense recognized by the Company was $53 and $194 for the nine months ended September 30, 2016 and 2015, respectively.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $52.4 for the year ended December 31, 2016; $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $48.0 for the year ended December 31, 2016; $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018. The Company recorded an expense of $50, which represented the difference between estimated cash payments on the lease and cash receipts from the sublease. The Company recorded the resulting long-term liability as deferred rent on the Company’s balance sheet. The cease use date is July 31, 2015.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

Loans Payable

Loans from Related Parties

On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, for which William H.C. Chang, a significant stockholder, is co-trustee. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On January 21, 2016, the Company entered into a loan agreement with the Chang Family Trust, for which William H.C. Chang, a significant stockholder, is co-trustee. Pursuant to the loan agreement, the Company obtained a $500 unsecured loan for a 24-month term at a fixed interest rate of 5% per annum. Under the loan agreement, the Company will pay $500 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

Other Loans

On March 31, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $700 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $700 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $80 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

The Company uses the Black-Scholes pricing model to determine the relative fair market value of warrants. The relative fair market value of each warrant is estimated on the date of grant. There were no warrants issued during the three months ended September 30, 2016 or 2015. The relative fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Nine months ended September 30,
	2016	2015
Expected term (in years)	2	-
Risk-free interest rate	0.73 – 0.89%	-
Expected volatility	97.7 – 99.0%	-
Expected dividend rate	0%	-

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

On July 1, 2016, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $39 loan for a 12-month term at a fixed interest rate of 8.9% per annum. to finance its upfront software licensing fee. The Company has no obligation to make any payments during the first three months, and agreed to pay $4.6 of principal and accrued interest for each of the last 9 months of the term. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

On July 8, 2016, the Company entered into an additional software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $74 loan for a 36-month term at a fixed interest rate of 8.9% per annum. Under the loan agreement, the Company agreed to make monthly payments of $2.4 of principal and accrued interest. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $150 loan for a 36-month term at a fixed interest rate of 9.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $37. The second installment for $52 will be disbursed in July 2017, and the third installment for $61 will be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months, $4.4 of principal and accrued interest for each of months 13-24, and $5.3 of principal and accrued interest for each of months 25-36. The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share amounts)

For the three months ended September 30, 2016 and 2015 interest expense was $105 and $25, respectively. Of this total interest expense, the portion related to amortization of debt discount was $50 and $18, respectively. For the nine months ended September 30, 2016 and 2015 interest expense was $275 and $74, respectively. Of this total interest expense, the portion related to amortization of debt discount was $133 and $55, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding:
Common stock warrants	722,988	359,714	671,516	359,714
Options	2,069,517	852,040	2,041,515	768,236
Total	2,792,505	1,211,754	2,713,031	1,127,950

8.	Stock Option Plan

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

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2016, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 666,121 shares of an aggregate total of 2,343,583 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2016 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2016	1,909,911	$2.58	8.56	$813
Options granted	160,000	2.23
Options exercised	-	-
Options forfeited/canceled	394	3.44
Balance, September 30, 2016	2,069,517	$2.58	7.93	$389
Exercisable as of September 30, 2016	1,670,236	$2.60	7.74	$389

The total compensation cost related to unvested stock option awards not yet recognized was $639 as of September 30, 2016. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.27 years. The estimated fair value of option shares vested during the quarters ended September 30, 2016 and 2015 was $87 and $485, respectively. The estimated fair value of option shares vested during the nine months ended September 30, 2016 and 2015 was $222 and $549, respectively. The weighted average fair value of options granted during the quarter ended September 30, 2015 was $2.26 per share, or an aggregate grant date fair value of $1,965. There were no options granted during the quarter ended September 30, 2016. The weighted average fair value of options granted during the nine months ended September 30, 2016 and 2015 was $1.43 per share and $2.17 per share, respectively, or an aggregate grant date fair value of $229 and $2,161, respectively.

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

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected term (in years)	-	5	5	5
Risk-free interest rate	-	1.5 – 1.7%	1.21%	1.5 – 1.7%
Expected volatility	-	83.0%	80.4%	82.9%
Expected dividend rate	-	0%	0%	0%

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

The Company has recorded an expense of $87 and $485 as it relates to stock-based compensation for the three months ended September 30, 2016 and 2015, respectively. The Company has recorded an expense of $222 and $549 as it relates to stock-based compensation for the nine months ended September 30, 2016 and 2015, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015
Cost of Revenue	$1	$1	$1	$2
Engineering and Product Development	16	9	34	15
Sales and Marketing	27	77	70	102
General and Administrative	43	398	117	430
Total	$87	$485	$222	$549

9.	Subsequent Events

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

Overview

We are an emerging growth company that provides technology and software solutions to improve the clinical effectiveness of healthcare insurers and physician groups. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD, which is associated with higher risk of heart attacks and strokes. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease, including heart attacks and strokes. However, in October 2016, we shifted our marketing focus for WellChec™ from direct contracts with health insurance plans under which we acted as the primary WellChec™ service provider to contracts to supply our software and equipment to vendors who employ medical professionals to do annual wellness visits for health insurance plans. We believe our products position us to provide valuable information to our customer base of insurance plans, physicians and risk assessment companies, which in turn permit them to better guide patient care.

In the three months ended September 30, 2016 we had total revenue of $1,982,000 and a net loss of $362,000 compared to total revenue of $1,562,000 and a net loss of $1,580,000 in the same period in 2015. In the nine months ended September 30, 2016 we had total revenue of $5,118,000 and a net loss of $2,334,000 compared to total revenue of $4,067,000 and a net loss of $4,293,000 in the same period in 2015.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. We launched our WellChec™ testing services platform in 2015, which significantly impacted revenue growth and expenses in the fourth quarter of 2015. We currently do not anticipate providing WellChec™ testing services as a primary vendor, but will rather focus on supplying our cardiovascular testing products to other risk assessment service providers.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

We had revenue of $1,982,000 for the three months ended September 30, 2016, an increase of $420,000, or 27%, compared to $1,562,000 in the same period in 2015. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 16%, and the average amount of revenue recognized per unit increased 17% as compared to 2015. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $94,000 of revenue from per-use fees, testing services and other sales during the three months ended September 30, 2016, an increase of $38,000, compared to $56,000 in the same period in 2015. We did not recognize any revenue from WellChec™ during the three months ended September 30, 2016, compared to $104,000 in the same period in 2015.

Operating expenses

We had total operating expenses of $2,237,000 for the three months ended September 30, 2016, a decrease of $877,000, or 28%, compared to $3,114,000 in the same period in 2015. The primary reasons for the decrease were decreased general and administrative expense, sales and marketing expense, and engineering and product development expense, partially offset by an increase in cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $398,000 for the three months ended September 30, 2016, an increase of $13,000, or 3%, from $385,000 for the same period in the previous year. The primary reasons for the change were an increase of $38,000 associated with employees who oversee manufacturing and fulfillment operations, an increase of $25,000 in depreciation of other capital assets, an increase of $9,000, or 13%, in aggregate depreciation of our vascular testing systems for lease, which corresponds to an increase in the number of installed units in the field generating monthly depreciation charges of 18% and a decrease in average depreciation per unit per month of 5%, and an increase of $3,000 of WellChec™ event expenses. Partially offsetting these changes were lower cost of units that were retired of $48,000 and a decrease in building lease, freight and other miscellaneous items of $14,000.

Engineering and product development expense

We had engineering and product development expense of $183,000 for the three months ended September 30, 2016, a decrease of $85,000, or 32%, compared to $268,000 in the same period in 2015. The decrease was primarily due to lower salary expense of $92,000, lower other expenses of $7,000, and lower clinical study expense of $6,000, which were partially offset by higher consulting costs for new product development of $12,000 and an increase in stock-based compensation expense of $8,000.

Sales and marketing expense

We had sales and marketing expense of $950,000 for the three months ended September 30, 2016, a decrease of $364,000, or 28%, compared to $1,314,000 in the same period in 2015. The decrease was primarily due to lower travel expense of $105,000, lower facility expense of $81,000, lower stock-based compensation expense of $50,000, lower trade show expense of $25,000, lower other expenses of $19,000, and lower salary expense of $9,000 as compared to the same period in 2015. We also had lower sales commissions of $74,000. However, during the three months ended September 30, 2016, we reclassified $103,000 of previously recorded commission expense as a reduction to the commission accrual because such previously recorded amounts were advances against future commissions to be earned by a sales representative.

General and administrative expense

We had general and administrative expense of $706,000 for the three months ended September 30 2016, a decrease of $441,000, or 38%, compared to $1,147,000 in the same period in 2015. The change was primarily due to lower costs associated with stock-based compensation expense of $356,000, lower patent and legal expenses of $74,000, lower taxes and associated expense of $40,000, lower salaries and fees for employees, directors, and consultants of $39,000, lower technical support costs of $11,000, and lower insurance premium fees of $5,000, which changes were partially offset by higher costs for merchant fees and other expenses of $42,000, higher professional fees of $39,000, higher expense for uncollectable accounts of $2,000, and higher travel expenses of $1,000.

Other expense

We had other expense of $107,000 for the three months ended September 30, 2016, an increase of $79,000, or 282%, compared to $28,000 in the same period in 2015. The increase was primarily due to higher interest expense of $80,000 associated with the issuance of promissory notes to lenders, including amortization of debt discount and interest on equipment financing agreements.

Net loss

For the foregoing reasons, we had a net loss of $362,000, or $0.07 per share, for the three months ended September 30, 2016, a decrease of $1,218,000, or 77%, compared to a net loss of $1,580,000, or $0.32 per share, for the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

We had revenue of $5,118,000 for the nine months ended September 30, 2016, an increase of $1,051,000, or 26%, compared to $4,067,000 in the same period in 2015. Our revenue is primarily generated from per-use fees or leasing of our vascular testing systems. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 21%, and the average amount of revenue recognized per unit increased 12% as compared to 2015. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers renting units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $181,000 of revenue from per-use fees, testing services and other sales during the nine months ended September 30, 2016, an increase of $116,000, compared to $65,000 in the same period in 2015. There was a reduction in revenue of $162,000 for WellChec™ testing services in the nine months ended September 30, 2016, partially as an incentive to a customer to renew and expand an order for additional WellChec™ services from us. We recognized $248,000 of revenue from providing testing services through our WellChec™ platform during the nine months ended September 30, 2015.

Operating expenses

We had total operating expenses of $7,170,000 for the nine months ended September 30, 2016, a decrease of $1,111,000, or 13%, compared to $8,281,000 in the same period in 2015. The primary reasons for the change were decreased sales and marketing expense, general and administrative expense, and engineering and product development expense, partially offset by an increase in cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $1,348,000 for the nine months ended September 30, 2016, an increase of $461,000, or 52%, from $887,000 for the same period in the previous year. The primary reasons for the increase were an increase of $133,000 associated with employees who oversee manufacturing and fulfillment operations in connection with the growth in the number of units installed. In addition, we had $80,000 more WellChec™ event expenses, and we had $43,000 increase in cost of units retired as we migrate customers to our QuantaFlo™ product. A portion of the increase is also due to the fact that aggregate depreciation of our vascular testing systems for lease increased $48,000, or 24%, which corresponds to the 24% increase in the number of installed units in the field generating monthly depreciation charges and an increase in average depreciation per unit per month of less than 1%. Other cost of revenue items, such as building lease, freight and other miscellaneous items were $80,000 higher, and depreciation of other capital assets was $77,000 higher in the first nine months of 2016 compared to the same period in 2015.

Engineering and product development expense

We had engineering and product development expense of $634,000 for the nine months ended September 30, 2016, a decrease of $349,000, or 36%, compared to $983,000 in the same period in 2015. The change was primarily due to decreased salary expense of $122,000, lower clinical study expense of $117,000, lower consulting costs for new product development of $110,000, and lower other expenses of $20,000, which were partially offset by an increase in stock-based compensation expense of $19,000 and travel expense of $1,000.

Sales and marketing expense

We had sales and marketing expense of $2,952,000 for the nine months ended September 30, 2016, a decrease of $857,000, or 23%, compared to $3,809,000 in the same period in 2015. The change was primarily due to lower salary expense of $198,000, lower travel expense of $181,000, lower facility expense of $165,000, lower trade show expense of $97,000, lower other expenses of $37,000, and lower stock-based compensation expense of $32,000 as compared to the same period in 2015. We also had lower sales commissions of $147,000. However, during the nine months ended September 30, 2016, we reclassified $103,000 of previously recorded commission expense as a reduction to the commission accrual because such previously recorded amounts were advances against future commissions to be earned by a sales representative.

General and administrative expense

We had general and administrative expense of $2,236,000 for the nine months ended September 30 2016, a decrease of $366,000, or 14%, compared to $2,602,000 in the same period in 2015. The change was primarily due to lower stock-based compensation expense of $313,000, lower taxes and associated expense of $164,000, lower patent and legal expenses of $80,000, lower expense for uncollectable accounts of $52,000, lower insurance premium fees of $29,000, lower salaries and fees for employees, directors, and consultants of $21,000, and lower travel expenses of $2,000, which decreases were partially offset by higher costs associated with professional fees of $183,000, higher merchant fees and other expenses of $87,000, and higher technical support of $25,000.

Other expense

We had other expense of $282,000 for the nine months ended September 30, 2016, an increase of $203,000, or 257%, compared to $79,000 in the same period in 2015. The change was primarily due to higher interest expense of $201,000 associated with the issuance of promissory notes to lenders and higher credit card fees associated with our corporate credit card of $2,000.

Net loss

For the foregoing reasons, we had a net loss of $2,334,000, or $0.46 per share, for the nine months ended September 30, 2016, a decrease of $1,959,000, or 46%, compared to a net loss of $4,293,000, or $0.87 per share, for the same period in 2015.

Liquidity and Capital Resources

We had cash of $517,000 at September 30, 2016 compared to $405,000 at December 31, 2015, and total current liabilities of $3,317,000 at September 30, 2016 compared to $4,108,000 at December 31, 2015. As of September 30, 2016 we had negative working capital of approximately $1,769,000.

In January 2016, we borrowed an aggregate of $1,500,000 from Mr. William H.C. Chang pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. On May 20, 2016, we borrowed $80,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 9,081 shares of our common stock at $1.85 per share. In July 2016 we entered into some software and equipment financing arrangements. Please see “—Description of Indebtedness” for additional information regarding these loans.

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

Operating activities

We used $1,906,000 of net cash in operating activities for the nine months ended September 30, 2016. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $428,000 of cash in the nine months ended September 30, 2016. These non-cash adjustments primarily reflect depreciation of $336,000, stock-based compensation expense of $222,000, loss on disposal of assets for lease of $149,000, amortization of debt discount costs of $133,000, and allowance for doubtful accounts of $66,000. Cash used in operating activities was primarily from trade accounts payable of $558,000, deferred revenue of $285,000, and prepaid expenses and other current assets of $80,000, partially offset by net cash provided by trade accounts receivable of $315,000 and accrued expenses of $130,000.

For the same period in 2015, we used $2,491,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities plus changes in operating assets and liabilities provided $1,802,000 of cash in the nine months ended September 30, 2015. These non-cash adjustments primarily reflect stock-based compensation expense of $549,000, depreciation of $211,000, allowance for doubtful accounts of $119,000, loss on disposal of assets for lease of $106,000, and amortization of deferred financing costs and debt discounts of $55,000. Cash used in operating activities was primarily from trade accounts receivable of $203,000, and accounts payable of $28,000, partially offset by net cash provided by deferred revenue of $716,000, accrued expenses of $237,000, and prepaid expenses and other current assets of $40,000.

Investing activities

We used $555,000 of net cash in investing activities for the nine months ended September 30, 2016, primarily from purchases of assets for lease of $415,000 and fixed asset purchases of $140,000. We generated $1,421,000 of net cash in investing activities for the same period in 2015, primarily from a change in restricted cash of $2,100,000, partially offset by purchases of assets for lease of $484,000 and fixed asset purchases of $195,000.

Financing activities

We generated $2,573,000 in net cash in financing activities during the nine months ended September 30, 2016 due to proceeds from loans payable of $2,590,000, partially offset by payments of loans payable of $17,000. We used $1,161,000 of net cash from financing activities during the same period in 2015, primarily from payments of loans of $2,000,000 and offering costs of $174,000, partially offset by $999,000 from the sale of shares of our common stock and $14,000 from exercise of stock options.

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

In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 6 to our financial statements appearing elsewhere in this report for a description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2016 and December 31, 2015, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in early 2016 we began adopting and implementing policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2016.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

November 3, 2016	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice-President, Finance Principal Accounting Officer

