Form 10-K
period 2016-12-31
Semler Scientific, Inc.
filed 2017-03-17
CIK 1554859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to

SEMLER SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-36305	26-1367393
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
2330 NW Everett St.
Portland, Oregon 97210
(Address of Principal Executive Office) (Zip Code)
(877) 774-4211
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4,112,619.44 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of March 16, 2017 was 5,313,568.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
i

2016 ANNUAL REPORT ON FORM 10-K
ii

PART I
ITEM 1.   BUSINESS
General
We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers, who include insurance plans, physicians and risk assessment groups, in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease, including heart attacks and strokes, using our QuantaFlo™ product as well as other tests. However, in October 2016, we shifted our marketing focus for WellChec™ from direct contracts with health insurance plans under which we acted as the primary WellChec™ service provider to contracts to supply our software and equipment to vendors who employ medical professionals to do annual wellness visits for health insurance plans. We did not record any WellChec™ revenue in 2016. We believe our products position us to provide valuable information to our customer base of insurance plans, physicians and risk assessment companies, which in turn permit them to better guide patient care.
In the year ended December 31, 2016, we had total revenue of  $7,434,000 and a net loss of  $2,554,000 compared to total revenue of  $7,001,000 and a net loss of  $8,501,000, in 2015.
We were originally formed as an Oregon corporation in 2007. In 2013, prior to our initial public offering, we reincorporated in Delaware.
Our Products and Services
We currently market only one patented and FDA-cleared vascular-testing product, QuantaFlo™, to our customers, who include insurance plans, physician groups and risk assessment groups. Additionally, in April 2015, we launched our multi-test service platform, WellChec™.
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
We have primarily developed a license model rather than an outright sales model for QuantaFlo™. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo™ has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with QuantaFlo™. To date, we roughly estimate that routine office usage of the QuantaFlo™ has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo™, or as part of the WellChec™ multi-test platform sold to third-party vendors.
QuantaFlo™ is also the centerpiece of our wellness diagnostic testing service, known as WellChec™, which we launched in April 2015. We initially offered this service as a primary vendor but now focus on supplying this service as a secondary vendor, in which case we provide equipment and know-how but do not provide personnel to perform testing and examination. WellChec™ provides testing equipment for third-party personnel to perform tests and examinations of patients. We typically invoice on a fee per test or per examination basis for this service. The tests performed are for chronic disease states, which include respiratory disease, vascular disease, eye disease, bone disease, heart disease, neuropathy and diabetes.
We have placed our QuantaFlo™ product with cardiologists, internists, nephrologists, endocrinologists, podiatrists and family practitioners and organizations including healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry. Our WellChec™ service platform is generally targeted to companies that contract with health insurance plans and other healthcare organizations, such as risk assessment groups and other home healthcare providers.
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
Market Opportunity
The 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, which, among other things, brought a new way of doing business for providers and health insurance plans, with a changing focus from fee for service programs will be reduced in favor of capitated programs that pay a monthly fee per patient.
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
The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 pre-cerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness is an economic benefit. These changes are already in place for the approximately 17 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.
Undiagnosed vascular disease of the legs has been called a major under-diagnosed health problem in the United States by the National Institute of Health and the Wall Street Journal. We believe vascular disease in leg arteries is undiagnosed in 75% of cases, which is about 12 million Americans. Known as PAD, this condition is a common and deadly cardiovascular disease that is often undiagnosed. PAD develops when the arteries in the legs become clogged with plaque — fatty deposits — that limit blood flow to the legs. As with clogged arteries in the heart, clogged arteries in the legs place patients at an increased risk of heart attack and stroke. Published studies have shown that persons with PAD are four times more likely to die of heart attack, and two to three times more likely to die of stroke. According to a study by P.G. Steg published in the JAMA, patients with PAD have a 21% event rate of cardiovascular death, heart attack, stroke or cardiovascular hospitalization within 12 months. The SAGE Group has estimated that as many as 18 million people are affected with PAD in the United States alone and A.T. Hirsch et al. in a JAMA published article further estimate that only 11% have claudication (pain on exertion), a classic symptom of PAD. One can lower the risks associated with PAD if the disease is detected, with early detection providing the greatest benefit.
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
According to the Agency for Healthcare Research and Quality, there are over 200,000 internists, family practitioners and gerontologists in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of PAD. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of PAD and to feel for diminished pulses on physical exam, we believe that it is often the case in busy practices that the questions go unasked.
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
Strategy
Our mission is to develop, manufacture and market proprietary products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:
•
Targeting customers with patients at risk of developing PAD.   Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo™ on a license-based model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 250,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo™ is estimated to be more than 80 million patients in the United States annually.

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

•
Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services.   In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo™, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings, such as WellChec™, which we launched in April 2015. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.

Sales and Marketing
We provide our QuantaFlo™ product and WellChec™ services to our customers through our salespersons and our QuantaFlo™ product through our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 20% of our revenues in each of 2015 and 2016. With certain exceptions, we appointed Bard on a co-exclusive basis to license QuantaFlo™ to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products and services to our anticipated market.
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
Manufacturing
We manufacture our product, QuantaFlo™ through independent contractors who we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. We believe QuantaFlo™ is relatively easy to manufacture. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.
Competition
The principal competitor for QuantaFlo™ is the standard blood pressure cuff ABI device. QuantaFlo™ does not include a blood pressure cuff. We are not aware of another product that performs “digital ABI” without the use of a blood pressure cuff. There are several companies that manufacture the traditional ABI device, which range in price from $2,500 to $20,000. Some of these companies are much larger than us and have more financial resources and their own distributor network. The traditional ABI devices are differentiated by the degree of automation designed into each product. ABI devices that rely more heavily on operator assessment (i.e., listening to the return of pulse while decreasing cuff pressure), are thought to have less objectivity in their measurement. We know of no direct ‘digital ABI’ competitor to QuantaFlo™. Because standard ABI devices require a better trained operator, the products are usually sold to specialized vascular labs that are supervised by a vascular surgeon, with the tests performed by a licensed vascular technician. It is not uncommon for such ABI devices to be marketed to the offices of internists, podiatrists, endocrinologists or most cardiologists.
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
Research and Development Program
We have dedicated engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development, as QuantaFlo™ is PC-based. We are currently developing several updates and modifications to QuantaFlo™ in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our patent portfolio and protecting proprietary positions.
We have sponsored several studies of our blood flow measurement products. One of these studies, the results of which were compiled in 2012 and published in a peer reviewed journal in 2013, sought to determine the frequency of finding undiscovered vascular disease in primary care practices using our vascular testing product. In the study of 632 patients at 19 office practices, the frequency of flow obstruction was 12% and of these patients, 75% did not have classic symptoms of PAD. Among other limitations of the study, the publication mentions the study’s retrospective design, no direct comparison to other vascular tests and passive data collection such that 8% of patients had one or more missing data fields.
Another study we sponsored was designed to assess the side by side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study have not been submitted for publication in a peer reviewed journal and are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was sponsored by us.
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
Patents and Licenses
We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027. One other U.S. patent application is pending. Other patents are in process.

Governmental Regulation
Our vascular testing product received FDA 510(k) clearance in February 2010 as a Class II Medical Device. Advanced Vascular Technologies, or AVD, an entity formerly affiliated with our co-founder and Chairman, Dr. Herbert J. Semler, applied for and obtained for the 510(k) clearance. However, any interests it may have had in such 510(k) clearance were subsequently assigned to us and AVD did not manufacture any products for our company. In March 2015, we received FDA 510(k) clearance for the next generation version of this product, QuantaFlo™. The Class II Medical Device designation means that QuantaFlo™ is a commercial device and is currently being sold in the United States. Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Pre-market review and clearance by the FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure. Pre-market notification submissions are subject to user fees, unless a specific exemption applies.
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
U.S. Food and Drug Administration Regulation
QuantaFlo™ is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:
•
product design and development;

•
product testing;

•
product manufacturing;

•
product safety;

•
post-market adverse event reporting;

•
post-market surveillance;

•
product labeling;

•
product storage;

•
record keeping;

•
pre-market clearance or approval;

•
post-market approval studies;

•
advertising and promotion; and

•
product sales and distribution.

FDA’s Pre-market Clearance and Approval Requirements
To commercially distribute in the United States, QuantaFlo™ or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a pre-market approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
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
To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.
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
Employees
As of December 31, 2016, we had 29 employees, 27 were full time employees and 2 were part time employees. These employees included two executive officers and 17 employees dedicated to sales and marketing of our product and service. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We also regularly engage consultants and subcontractors on an as-needed basis.

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
Since inception, we have incurred significant operating losses. Our net loss was $2,554,000 for the year ended December 31, 2016 compared to $8,501,000 for the year ended December 31, 2015. As of December 31, 2016, we had an accumulated deficit of  $24,922,000. To date, we have financed our operations primarily through the sale of our equity securities and, to a limited extent, bank financing and issuance of promissory notes. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Additional financing may not be available in the amount that we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of us by our stockholders would be diluted. In addition, in order to raise additional funds we may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities. We have devoted substantially all of our financial resources and efforts to research and development and marketing of our vascular testing products. There can be no assurance that we will be able to achieve or maintain profitability.
Our independent registered public accounting firm’s report for the year ended December 31, 2016 includes a “going concern” explanatory paragraph.
As noted above, we have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, research and continued development of our QuantaFlo™ product. Our limited capital resources and operations to date have been funded primarily through sales of our equity securities and, to a limited extent, debt financing and revenue from leasing our QuantaFlo™ product. As of December 31, 2016, we had negative working capital of  $1,637,000, cash of  $622,000, stockholders’ deficit of  $2,919,000 and an accumulated deficit of approximately $24,922,000. As our revenue grows, our operating expenses will continue to grow and, as a result, we will need to generate additional revenues to achieve profitability. As a result, our independent registered public accountant’s report for year ended December 31, 2016 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.
If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
Our business strategy was formed based on assumptions about the PAD market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with PAD and the importance of codifying vascular disease will help drive growth in the PAD market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.

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
We currently actively market only one FDA-cleared product, a vascular testing product, which we also incorporate into our wellness testing service; vascular testing may not achieve broad market acceptance or be commercially successful.
We currently actively market only one product, QuantaFlo™, which we also incorporate into our wellness testing service, and expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product may not gain broad market acceptance unless we continue to convince physicians and plans of its benefits. Moreover, even if physicians understand the benefits of vascular testing, they still may elect not to use our product for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase, or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope, that only required one-time minimal purchases.
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
We cannot provide any assurance that the data collected from our past, current and any future clinical trials will be sufficient to demonstrate that our products are an attractive alternative to other ABI devices or procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other ABI devices that are available on the market, our ability to successfully market our products will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our vascular testing product and our other products in development will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published. Accordingly, there is a risk that our products may not be adopted by many physicians, which would negatively impact our business, financial condition and results of operations.

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
We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 20% of our revenue for each of the years ended December 31, 2016 and 2015. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of our vascular testing product. Although we have a good relationship with our co-exclusive distributor and have no reason to believe that our current contract will not be renewed when it expires at the end of December 2019 or that our co-exclusive distributor will terminate our arrangement prior to expiration (which it is permitted to do upon 90 days’ notice under our contract), we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.
To adequately commercialize our products, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
We are currently exploring other sales models to generate revenue from our products in addition to the leasing model, including our WellChec™ multi-test services platform. As we increase our marketing efforts to pursue these new strategies, and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.
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
We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
We manufacture our vascular testing product through a small number of independent contractors. The loss or disruption of our relationships with outside vendors could subject us to substantial delays in the delivery of our product to customers. Significant delays in the delivery of our product could result in possible cancellation of orders and the loss of customers. Although we expect our vendors to comply with our contract terms, we do not have control over our vendors. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.
Further, we manufacture our vascular testing product in a limited number of facilities. If an event occurred that resulted in material damage to these manufacturing facilities or our manufacturing contractors lacked sufficient labor to fully operate their facilities, we may be unable to transfer the manufacture of our vascular testing product to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.
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
Before a new medical device can be marketed in the United States, it must first receive either pre-market approval or 510(k) clearance from the FDA, unless an exemption exists. The same rule applies when a manufacturer plans to market a medical device for a new use. The process can be costly and time-consuming. The FDA is expected to respond to a section 510(k) notification in 90 days, but often takes much longer. The pre-market approval process usually takes six months to three years, but may take longer. We cannot assure that any new medical devices or new uses or modifications for our vascular testing product that we develop will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.
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
The FDA also may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay pre-market approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. We anticipate significant changes in the near future that will affect the way the 510(k) clearance program will operate. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations to improve the 510(k) clearance process and utilize science in regulatory decision making to encourage innovation yet maintain predictability of the clearance process. In July, 2011, the Institute of Medicine, which was asked by the FDA to evaluate and make recommendations on the 510(k) clearance program released its report entitled “Medical Devices and the Public’s Health, The FDA 510(k) Clearance Process.” The report contained numerous and broad recommendations that, if followed, will have a significant impact on the medical device industry. Also in July, 2011, the FDA issued a draft guidance titled “510(k) Device Modifications: Deciding When to Submit a 510(k) for a Change to an Existing Device.” This draft guidance document was withdrawn on July 17, 2012 in accordance with Section 510(n)(2)(B) of the Federal Food, Drug, and Cosmetic Act as amended by the Food and Drug Administration Safety and Innovation Act. An existing 1997 guidance on the same topic therefore remains in effect, but any future reforms could require us to file new 510(k) clearances and could increase the total number of 510(k) clearance to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.
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

•
refuse requests for 510(k) clearance or pre-market approval of new products or new intended uses;

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
Although part of our business strategy is based on new payment provisions enacted under the current government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, President Obama signed into law the Health Care Reform Law. The Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements. While these changes are already in place for 17 million participants in the Medicare Advantage program, it is no longer clear if these will be expanded, or even maintained in the current political climate. We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of our vascular testing product to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. If changes are made to the Health Care Reform Law, or it is repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our business, financial condition and results of operations.
In addition, the Health Care Reform Law imposes a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. Generally, the lease of a taxable medical device by the manufacturer will be treated as a sale for purposes of the medical device excise tax, and the medical device excise tax will be imposed on the portion of the lease payment that relates to the use of the taxable medical device (subject to limitation in certain circumstances). The total cost to the industry is expected to be approximately $30 billion over ten years. This new and significant tax burden could have a negative impact on our results of our operations. Although this tax was suspended as of January 1, 2016 for a two-year period ending December 31, 2017, the potential tax burden could still be significant at the end of the suspension period if not repealed altogether. Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.
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
As a public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer an emerging growth company, and in particular if we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Although we are currently both an emerging growth company and smaller reporting company, our management and other personnel will nevertheless need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly.
We are continuing to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
We have identified material weaknesses in our internal control over financial reporting. If we are not able to remedy these material weaknesses in our internal control over financial reporting, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
In connection with their evaluation of our internal control over financial reporting for the year ended December 31, 2016, our management identified certain material weaknesses in our internal control over financial reporting. These material weaknesses related to a lack of segregation of duties, a lack of formal review processes for key accounting transactions and responsibilities, lack of controls to identify and analyze related party transactions and a lack of technical accounting competence. Our independent registered public accounting firm is not required to attest to our management’s evaluation of our internal control over financial reporting. Had our independent registered public accounting firm performed such an attestation of on our management’s evaluation of our internal control over financial reporting, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Although we implemented measures in 2016 to remedy these material weaknesses, they were not sufficient to eliminate them. Accordingly, we are continuing to evaluate and implement additional measures to address these material weaknesses. Further, we cannot assure you that we have identified all or that we will not in the future have additional material weaknesses in our internal control over financial reporting. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting. If we have additional material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.
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
As of December 31, 2016, we have been issued, or have rights to, one U.S. patent. In addition, we have filed one U.S. patent application that is still pending. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.
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
Risks Related to Our Common Stock
Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.
Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 68.1% of our common stock as of December 31, 2016. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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

•
allow for a classified board of directors;

•
establish advance notice requirements for stockholders proposal that can be acted on at stockholder meeting and nominations to our board of directors; and

•
limit who may call stockholder meetings.

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
Our common stock was delisted from the NASDAQ Capital Market and began trading on the over-the-counter markets, which may negatively impact the price of our common stock and our ability to access the capital markets.
The NASDAQ Stock Market suspended trading of our common stock on the NASDAQ Capital Market in August 2016, and in November 2016, our common stock was delisted. Our common stock is currently trading on the over-the-counter markets, which could adversely affect the liquidity of our common stock. Stocks traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.
Some significant material adverse consequences of trading on the over-the-counter markets may include:
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
There is no assurance of an established public trading market.
A regular market for our common stock may not be sustained in the future. The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Capital Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:
•
the issuance of new equity securities pursuant to a future offering;

•
change in interest rates;

•
competitive development, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•
variations in quarterly operating results;

•
change in financial estimates by securities analysts;

•
the depth and liquidity of the market for our common stock;

•
the issuance of new equity securities pursuant to a future offering;

•
change in interest rates;

•
investor perceptions of our company and medical device industry generally; and

•
general economic and other national conditions.

We may not be able to achieve secondary trading of our common stock in certain states because our common stock is not nationally traded.
Because our common stock is not listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. Such regulations cover any primary offering we might attempt and all secondary trading by our stockholders. If we fail to take appropriate steps to register our common stock or qualify for exemptions for our common stock in certain states or jurisdiction of the United States, the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our common stock and those who presently hold our common stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.
If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.
Companies trading on the OTCQB, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
Because we outsource our manufacturing to “turn-key” manufacturers and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. We currently use space for our corporate headquarters on a rent-free basis in a building located at 2330 NW Everett St., Portland, OR, that is owned by our Chairman and co-founder, Dr. Herbert Semler. We have also leased other facilities on an as-needed basis for our sales and marketing operations. For example, we leased a sales office in Menlo Park, CA, which we have since sublet, as well as an operations fulfillment space in Cupertino, CA, which we recently moved to San Jose, CA. See Note 8 to our audited financial statements, appearing elsewhere in this annual report on Form 10-K for a description of our Menlo Park, CA lease.
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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has traded on the OTCQB under the symbol “SMLR” since August 11, 2016. From February 21, 2014 until August 11, 2016, our common stock was traded on the NASDAQ Capital Market under the symbol “SMLR.” The following tables set forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock when listed on the NASDAQ Capital Market, and the high and low bid prices, reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, when listed on the OTCQB, for each fiscal year indicated.
	High	Low
Fiscal Year 2016
First Quarter	$2.69	$1.50
Second Quarter	$2.06	$1.12
Third Quarter	$3.50	$1.34
Fourth Quarter	$1.94	$1.28
	High	Low
Fiscal Year 2015
First Quarter	$6.90	$1.96
Second Quarter	$3.96	$3.02
Third Quarter	$3.70	$2.27
Fourth Quarter	$3.49	$1.65
Holders
On March 16, 2017, the closing sale price of a share of our common stock was $3.20 per share and there were 5,313,568 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 34 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
On November 21, 2016, in connection with the issuance of a promissory note in the amount of $250,000 to an accredited investor, we issued a two-year warrant to purchase 28,378 shares of our common stock at a price of  $1.85 per share. We relied on exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance of these warrants. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock.
On January 23, 2017, we issued and sold 40,000 shares of our common stock to Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, we issued and sold an aggregate of 150,000 shares of our common stock to two accredited investors, including GPG RM Investment, LLC, an affiliate of one of our significant stockholders, pursuant to separate stock purchase agreements for an aggregate purchase price of  $375,000, which was paid in cash. We relied on exemptions from registration contained in Section 4(a)(2) of the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance and sale of the shares of common stock.
Purchases of Equity Securities
During the year ended December 31, 2016, we did not purchase any of our equity securities.
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
Overview
We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease. In October 2016, we shifted our marketing focus for WellChec™ from direct contracts as the primary WellChec™ service provider to contracts to supply our software and equipment to vendors who employ medical professionals to do annual wellness visits for health insurance plans. We did not record any WellChec™ revenue in 2016. We believe our products and services position us to provide valuable information to our customer base of healthcare professionals, which in turn permit them to better guide patient care.
In the year ended December 31, 2016, we had total revenue of  $7,434,000 and a net loss of  $2,554,000 compared to total revenue of  $7,001,000 and a net loss of  $8,501,000, in 2015.
Sources of Revenues and Expenses
Revenue
We generate revenue primarily from the rental or license of our vascular testing product, or providing diagnostic testing service to our customers. We recognize revenue from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements. We recognize revenue for providing diagnostic testing services on a per test basis to customers, as earned.
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
Revenue Recognition
We recognize revenue from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. We recognize revenue for providing diagnostic testing services on a per test basis to customers, as earned.
Stock-Based Compensation
We recognize compensation expense in an amount equal to the estimated grant-date fair value of each option grant, or stock award over the estimated period of service and vesting. Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different values by management in connection with these assumptions in the Black Scholes option pricing model could produce substantially different results.
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
Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue
We had revenue of  $7,434,000 for the year ended December 31, 2016, an increase of  $433,000, or 6.2%, compared to $7,001,000 in 2015. Our revenue is primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenue of  $7,130,000 from leasing of vascular testing products in 2016, an increase of  $1,943,000 compared to $5,187,000 in 2015. We recognized $467,000 of revenue from per-use fees and other equipment sales of vascular testing products in 2016, an increase of  $345,000 as compared to $122,000 in 2015. Total revenue from vascular testing products from all sources was $7,596,000 in 2016 as compared to $5,369,000 in 2015. There was a reduction in revenue of  $162,000 for WellChec™ testing services in 2016 partially as an incentive to a customer to renew and expand an order for additional WellChec™ services from us, which is a decrease of  $1,855,000 compared to revenue of  $1,692,000 from WellChec™ in 2015. No fees for WellChec™ services were received in 2016.
For leasing of vascular testing products, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 23.4%, and the average amount of revenue recognized per unit grew 15.0%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Growth in the average amount of revenue recognized per unit was attributable to changes in the mix of customers renting our vascular testing units and leasing of QuantaFlo™ units, which is higher priced than its predecessor product.

Operating expenses
We had total operating expenses of  $9,593,000 for the year ended December 31, 2016, a decrease of $5,827,000, or 37.8%, compared to $15,420,000 in 2015. The primary reason for the decrease in operating expenses in 2016 as compared to 2015 is attributable to a decrease in stock-based compensation expense, which was higher than normal in 2015 due to the acceleration of vesting of stock option awards in December 2015 that did not occur in 2016. We also saw a decrease in WellChec™-related expenses as we shifted our focus away from the provision of WellChec™ services as a primary vendor. The remaining decrease was a result of the changes in the various components of our operating expenses, which are described in more detail below.
Cost of revenue
We had cost of revenue of  $1,873,000 for the year ended December 31, 2016, a decrease of  $974,000, or 34.2%, from $2,847,000 for 2015. The primary reasons for the decrease in cost of revenue in 2016 compared to 2015 were lower operational costs associated with WellChec™ and the absence of start-up costs associated with launch of WellChec™ in 2015, partially offset by increased costs associated with the growth in the vascular products for lease business. Other causes for the $974,000 decrease are lower headcount related expenses of  $920,000, lower WellChec™ event expenses of  $256,000 and lower freight and shipping of  $105,000, all partially offset by higher cost of retired units of  $79,000, higher additional depreciation of capital equipment to support WellChec™ of  $70,000, higher other expenses of  $67,000, higher aggregate depreciation of our vascular testing products for lease of  $52,000, higher building lease of $26,000 and higher depreciation of other fixed assets of  $13,000.
Higher aggregate depreciation of vascular units was attributable to a 23.4% increase in the number of installed units in the field incurring monthly depreciation charges corresponding to the 23.4% increase in number of installed units in the field generating monthly revenue, partially offset by a decrease in average depreciation per unit per month of 3.5%.
Engineering and product development expense
We had engineering and product development expense of  $866,000 for the year ended December 31, 2016, a decrease of  $570,000, or 39.7%, compared to $1,436,000 in 2015. The decrease was primarily due to lower salaries of  $259,000, lower clinical studies cost of  $134,000, lower costs for new product development of  $94,000, lower stock-based compensation expense of  $54,000, lower other expenses of  $16,000, and lower travel costs of  $13,000.
Sales and marketing expense
We had sales and marketing expense of  $3,827,000 for the year ended December 31, 2016, a decrease of $2,439,000, or 38.9%, compared to $6,266,000 in 2015. The decrease was primarily due to lower stock-based compensation expense of  $1,078,000, lower travel expenses of  $423,000, lower salary expense of $412,000, lower sales commissions of  $218,000, lower rent of  $165,000, lower trade show expense of $132,000, and lower other expenses of  $11,000.
General and administrative expense
We had general and administrative expense of  $3,027,000 for the year ended December 31, 2016, a decrease of  $1,844,000, or 37.9%, compared to $4,871,000 in 2015. The decrease was primarily due to lower stock-based compensation expense of  $1,173,000, lower salaries and fees for employees, directors and consultants of  $273,000, lower medical device excise tax, state and local tax and audit and tax preparation expenses of  $230,000, a decrease in uncollectible accounts of  $163,000, lower patent and legal expenses of $109,000, lower insurance costs of  $47,000, and lower travel costs of  $27,000, partially offset by higher costs associated with being publicly traded company of  $89,000, higher merchant fees and other expenses of $53,000, and higher technical support costs of  $36,000.
Interest expense
We had interest expense of  $391,000 for 2016, an increase of  $305,000, or 354.6%, compared to $86,000 in 2015. The increase was primarily due to an increase in our outstanding indebtedness, as we had no loans payable at December 31, 2015 compared to $2,532,000 of long-term loans payable, net of debt discount (including $1,594,000 due to related parties) and $81,000 of loans payable, current portion at December 31, 2016.
Net loss
For the foregoing reasons, we had a net loss of  $2,554,000 for the year ended December 31, 2016, a decrease of  $5,947,000, or 70.0%, compared to a net loss of  $8,501,000 for the year ended December 31, 2015.
Liquidity and Capital Resources
We had cash of  $622,000 at December 31, 2016 compared to cash of  $405,000 at December 31, 2015, and total current liabilities of  $3,229,000 at December 31, 2016 compared to $4,108,000 at December 31, 2015. As of December 31, 2016 we had negative working capital of approximately $1,637,000.
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
In January 2016, we borrowed an aggregate of  $1,500,000 from Mr. William H.C. Chang pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of  $1.75 per share. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. On May 20, 2016, we borrowed $80,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 9,081 shares of our common stock at $1.85 per share. In July 2016 and November 2016 we entered into software and equipment financing arrangements. On November 21, 2016, we borrowed $250,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 28,378 shares of our common stock at $1.85 per share (see “— Description of Indebtedness”).
On January 23, 2017, we issued and sold 40,000 shares of our common stock to Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, we issued and sold an aggregate of 150,000 shares of our common stock to two accredited investors, including GPG RM Investment, LLC, an affiliate of one of our significant stockholders, pursuant to separate stock purchase agreements for an aggregate purchase price of  $375,000, which was paid in cash.
We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our marketing and other promotional activities, continued research and development of our products and services. Our principal sources of cash have included the issuance of equity, including our February 2014 initial public offering of common stock, and to a lesser extent, recent private placement offerings of common stock, borrowings under loan agreements, the issuance of promissory notes, and revenue from leasing our product and selling our testing services. We expect that our operating expenses will continue to grow in order to grow our revenues and, as a result, we will need to generate significant additional net revenues to achieve profitability. For these reasons, our independent registered public accountants’ report for the year ended December 31, 2016 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Although we do not have any current capital commitments, we expect that we may increase our expenditures to continue our efforts to grow our business and commercialize our products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. However, in order to execute on our business plan, and given our current available cash, we anticipate that we will need to raise additional capital. To improve operating cash flow, in 2015, we implemented measures to reduce expenses and renegotiated longer payment terms in our existing contracts, which carried through 2016. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms or whether or not we will generate sufficient revenues to become profitable and have positive operating cash flow. If we are unable to raise sufficient additional funds when necessary, we may need to curtail making additional expenditures and could be required to scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.
Operating activities
We used $1,804,000 of net cash in operating activities for the year ended December 31, 2016. Non-cash adjustments to reconcile net loss to net cash operating activities were $1,268,000 in the year ended December 31, 2016. These non-cash adjustments primarily reflect depreciation of  $452,000, stock-based compensation expense of  $300,000, loss on disposal of assets for lease of  $223,000, amortization of debt discount of  $185,000, and allowance for doubtful accounts of  $108,000. Changes in operating assets and liabilities used $518,000 of net cash. These changes in operating assets and liabilities included changes in deferred revenue of  $439,000, accounts payable of  $389,000 and prepaid expenses of  $38,000, partially offset by cash provided by trade accounts receivable of  $293,000, and accrued expenses of  $55,000.
We used $4,135,000 of net cash in operating activities for the year ended December 31, 2015. Non-cash adjustments to reconcile net loss to net cash operating activities were $3,391,000 in the year ended December 31, 2015. These non-cash adjustments primarily reflect stock-based compensation expense of $2,605,000, depreciation of  $315,000, allowance for doubtful accounts of  $272,000, loss on disposal of assets for lease of  $144,000, and amortization of deferred financing fees of  $55,000. Changes in operating assets and liabilities provided $975,000 of net cash. These changes in operating assets and liabilities included accrued expenses of  $997,000, accounts payable of  $750,000, deferred revenue of  $340,000, and prepaid expenses of  $83,000, all partially offset by use of cash for trade accounts receivable of  $1,195,000.
Investing activities
We used $814,000 of net cash in investing activities for the year ended December 31, 2016, primarily attributable to purchases of assets for lease of  $591,000 as well as fixed asset purchases of  $223,000 for support of our growing business.
We generated $996,000 of net cash in investing activities for the year ended December 31, 2015, primarily due to a change in restricted cash, partially offset by purchases of assets for lease of  $572,000 as well as fixed asset purchases of  $532,000 for support of our WellChec™ platform and general purposes.
Financing activities
We generated $2,835,000 of net cash from financing activities during the year ended December 31, 2016, primarily due to proceeds from loans payable of  $2,878,000, partially offset by cash used in payments of loans payable of  $43,000.
We used $612,000 of net cash from financing activities during the year ended December 31, 2015, primarily due to payments of loans payable of  $2,000,000, partially offset by proceeds from sales of equity of  $1,388,000 ($1,374,000 from equity sales to investors and $14,000 from stock option exercises).
Description of Indebtedness
On September 30, 2014 we entered into a revolving credit line with First Republic Bank, which gave us the right to borrow up to $2,000,000 for a 12-month term at a variable annual interest rate based on First

Republic’s Prime less a spread of 2.0% per annum. The initial interest rate was 1.25% per annum. We agreed to make monthly payments consisting of  $2,000 of interest, and an annual payment consisting of $2,000,000 principal plus any accrued by unpaid interest. The line of credit agreement provided for customary events of default and was secured by a collateral cash account at First Republic. As of September 30, 2015, we had repaid the revolving line of credit in full and it is no longer outstanding.
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
In November 2016, we borrowed an aggregate of  $250,000 from an accredited investor, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of  $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock.
In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 8 to our audited financial statements appearing elsewhere in this annual report on Form 10-K for description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
As of each of December 31, 2016 and 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies
As of each of December 31, 2016 and 2015, other than employment/consulting agreements with our executive officers, we had no material commitments other than the liabilities reflected in our financial statements.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and determined that our internal control over financial reporting, while improved, was not effective due to the following material weaknesses in our internal control over financial reporting: a lack of segregation of duties, a lack of formal review processes for key accounting transactions and responsibilities, lack of controls to identify and analyze related party transactions and a lack of technical accounting competence.
In an effort to remediate these material weaknesses, in both 2016 and early 2017 we adopted and implemented further policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We will continue assessing our procedures to improve our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the remedial measures discussed above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2016.
ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:
Name	Age	Position	Director Since	Term Expires
Herbert J. Semler, M.D.	88	Chairman of the Board	November 2007	2017
Douglas Murphy-Chutorian, M.D.	62	Chief Executive Officer and Director	September 2012	2018
Daniel E. Conger	40	Principal Financial Officer	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	70	Director	June 2014	2019
Wayne T. Pan, M.D., Ph.D.	53	Director	May 2014	2019
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

Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 40 years of experience in healthcare, with more than 25 years in leading positions with several healthcare companies. From 2001 to 2015, Dr.  Leibowitz was chief medical officer and executive vice president at Health Advocate, Inc., a health advocacy and assistance company he co-founded that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation, a publicly traded telecommunications and health services company. Dr. Leibowitz continues with West Corporation as Health Advocate’s chief medical officer and president emeritus. Health Advocate Inc.’s clients include more than 11,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr.  Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and including revising his chapter on Health System Navigation in the recently published Second Edition of Population Health, Creating a Culture of Wellness, edited by David Nash and others. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.
Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, and health information technology. Dr. Pan is currently a medical director, Quality of Care, US Medical Affairs at Genentech, Inc., a biotechnology company based in South San Francisco. From April 2015 to April 2016, Dr. Pan served as the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From October 2014 to April 2015, Dr. Pan served as medical director in the technology group of Clover Health Labs, a start-up integrated healthcare delivery system based on the East Coast that includes a hospital system, a medical group and affiliated independent physicians, and a Medicare and Medicaid health plan. From June 2014 to April 2015 he served as the Chief Medical Officer at Santa Clara County IPA (SCCIPA), a large independent physician association in Santa Clara County, California with 800 multi-specialty physicians with 80,000 covered lives in commercial (HMO/ACO) and Medicare Advantage (HMO/ACO) programs. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007-2008. Dr. Pan holds an M.B.A. from The

Wharton School, University of Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.
Executive Officer
Daniel E. Conger — Mr. Daniel E. Conger has served as our Vice President of Finance since October 2010. From September 2008 until joining our company, Mr. Conger worked at Bacchus Vascular and its acquirer Covidien, Inc., a medical device, supplies and pharmaceuticals company, where he was the Plant Controller for the San Jose plant. At Covidien, Mr. Conger was responsible for creation of a $130 million annual budget, leading a team of six people. He had responsibility for preparation of monthly and quarterly financial statements, and presented quarterly results to executive management of the global business unit. Mr. Conger has been working in the medical device, start-up and biotechnology industries since 2006, and has experience designing internal control systems, implementing such systems, and running finance in a business centered manner. He received his B.S. in Business Administration from Humboldt State University in May 2001 and an MBA-Accounting Option from California State University East Bay in June 2010.
Family Relationships
There are no immediate family member relationships among our directors and executive officers. However, Dr. Murphy-Chutorian’s spouse is the sister of Mr. Eric Semler’s spouse. Mr. Semler is one of our significant stockholders and son of our co-founder and Chairman, Dr. Semler.
Director Independence
The NASDAQ suspended trading in our shares effective at the open of business on August 11, 2016 and filed a Form 25 Notification of Delisting with the Securities and Exchange Commission on November 11, 2016. Nevertheless, our board of directors has elected to continue to adhere to NASDAQ rules regarding director independence in anticipation of possibly relisting our common stock on the NASDAQ if and when such relisting becomes available to us.
Our board of directors consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of  “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members and our company, our senior management and our independent auditors, our board of directors has affirmatively determined that the following two directors are independent directors within the meaning of the applicable NASDAQ listing standards: Drs. Leibowitz and Pan. In making this determination, the board of directors found that neither of these directors had a material or other disqualifying relationship with our company.
In making such determinations, our board of directors considered the relationships that each such director has with our company, including the relationships and transactions described in the section of this annual report on Form 10-K captioned “Certain Relationships And Related Transactions, And Director Independence,” and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each director.
Changes to Procedures for Recommending Nominees to Board of Directors
None.
Audit Committee
Our board of directors has established a separately-designated standing audit committee, which is currently comprised solely of Dr. Pan, who serves as both sole member and Chairman. In light of the October 2016 resignations from our board of directors, we do not have any current board members who qualify as an “audit committee financial expert,” and accordingly, our audit committee no longer has an

“audit committee financial expert”. The nominating committee of the board of directors expects to identify suitable candidates for the board of directors prior to any potential relisting on NASDAQ, if not sooner, including an individual who can serve on the audit committee and who qualifies as an audit committee financial expert within the meaning of the SEC’s rules.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance.
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
ITEM 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the information as to compensation paid to or earned by our (i) chief executive officer, (ii) our most highly compensated executive officer other than our chief executive officer who was serving as an executive officer as of December 31, 2016 and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers as of December 31, 2016. These individuals are referred to in this annual report on Form 10-K as our named executive officers. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended December 31, 2016 and 2015, we have omitted those columns from the table.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)(2)	Total ($)
Douglas Murphy-Chutorian, M.D., director and chief executive officer	2016	$367,500	$179,412	$179,134	$36,506	$762,552
	2015	350,000	209,907	613,940	25,069	1,198,916
Daniel E. Conger, vice president, finance	2016	157,500	31,500	0	15,025	204,025
	2015	150,000	20,000	39,562	15,313	224,875

(1)
Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

(2)
For Dr.  Murphy-Chutorian (in 2016 and 2015) and Mr. Conger (in 2016 and 2015), represents payment of health insurance premiums pursuant to the terms of employment agreements.

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
In July 2015, in connection with his agreement to defer payment until August 2016 of consulting fees owed, as well deferring payment of any bonus for 2015 that may be payable to him, the board of directors approved the grant to Dr.  Murphy-Chutorian of a stock option to acquire 180,000 shares of our common stock at $3.44 per share, which option expires 10 years from the grant date, and was originally subject to monthly vesting over one year. The grant was made subject to stockholder approval, which was obtained in October 2015. In December 2015, in connection with his agreement to further extend payment to December 2016, Dr.  Murphy-Chutorian was granted an additional stock option to acquire 60,000 shares of our common stock at $2.59 per share, which expires 10 years from the grant date and was fully vested on the grant date. Our board of directors also accelerated the vesting of the July 2015 stock option that was contingent upon shareholder approval, which approval was received on October 29, 2015, such that such option is now fully vested.
On February 18, 2016, our board of directors, upon the recommendation of its compensation committee, approved the following compensation arrangement for Dr.  Murphy-Chutorian effective January 1, 2016: base salary of  $367,500, target incentive equal to 50% of base salary, and a grant of 125,000 stock options under our 2014 stock option plan. The payment of any target incentive will be at the discretion of the compensation committee and will be based on achievement of performance goals by Dr.  Murphy-Chutorian. Accordingly, on February 18, 2016, Dr.  Murphy-Chutorian was granted a stock option to acquire 125,000 shares of our common stock at $2.23 per share pursuant to his employment agreement, which option has a term of 10-years, and is subject to one-year cliff vesting for one-quarter of the option, and the remaining three-quarters vesting monthly vesting over three years such that it is vested in full on the four-year anniversary of the grant date.
In January 2017, Dr.  Murphy-Chutorian agreed to further defer payment of consulting fees owed to him as well any 2015 or 2016 bonus payable to him until January 2018. Accordingly, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. Our board of directors also approved Dr.  Murphy-Chutorian’s compensation arrangement for 2017, which, as recommended by the compensation committee, would be the same as 2016. Accordingly, on January 20, 2017, Dr.  Murphy-Chutorian was granted a stock option to acquire 125,000 shares of our common stock at $1.72 per share, which option has a term of 10-years, and is subject to one-year cliff vesting for one-quarter of the option, and the remaining three-quarters vesting monthly vesting over three years such that it is vested in full on the four-year anniversary of the grant date.
Daniel E. Conger
On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective January 1, 2015, Mr. Conger’s base salary was raised to $150,000 with target incentive of  $20,000. In July 2015, Mr. Conger was granted a stock option to acquire 10,000 shares of our common stock at $3.44 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. In December 2015, Mr. Conger was granted a stock option to acquire 10,000 shares of our common stock at $2.59 per share, which expires 10 years from the grant date and is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date. Effective January 1, 2016, Mr. Conger’s base salary was increased to $157,500 with target incentive bonus of  $31,500. Effective February 18, 2016, our board appointed Mr. Conger our principal accounting officer. Effective January 1, 2017, Mr. Conger’s base salary was increased to $165,375 with target incentive bonus of  $33,075.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2016. We have omitted certain columns from the table as we do not have any outstanding stock awards.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(2)	46,278	38,722	$2.10	11/08/2024
Douglas Murphy-Chutorian(2)	38,021	36,979	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Douglas Murphy-Chutorian(3)	27,517	97,483	$2.23	02/17/2026
Daniel E. Conger(1)	6,500	0	$0.52	11/1/2020
Daniel E. Conger(1)	6,500	0	$0.52	6/10/2021
Daniel E. Conger(1)	6,500	0	$0.52	1/5/2022
Daniel E. Conger(1)	10,000	0	$0.52	11/21/2022
Daniel E. Conger(2)	2,722	2,278	$2.10	11/08/2024
Daniel E. Conger(2)	3,674	6,326	$3.44	07/20/2025
Daniel E. Conger(2)	2,542	7,458	$2.59	12/31/2025

(1)
The option is fully vested.

(2)
The option is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

(3)
25% of the option is subject to a one-year cliff, and the remaining 75% of the option will vest monthly thereafter such that it will be vested in full on the four-year anniversary of its grant date.

Director Compensation
The following table shows the compensation earned in the year ended December 31, 2016 by our non-employee directors. Our non-employee directors received only director fees and option awards in 2016, so we have omitted certain columns from the table. The compensation information for Dr.  Murphy-Chutorian, our chief executive officer and a director, is set forth in “— Summary Compensation Table.”
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Herbert J. Semler, M.D.(3)	$55,000	$7,165	$62,165
Bruce J Barclay(3)(4)(5)	33,689	7,165	40,854
Aidan M. Collins(3)(4)(5)	31,916	7,165	39,081
Greg S. Garfield(3)(4)(5)	27,935	7,165	34,560
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.(3)	32,500	7,165	39,665
Wayne T. Pan, M.D., Ph.D.(3)	42,625	7,165	49,790
Shirley L. Semler(3)(4)(5)	24,375	7,165	31,540

(1)
Represents fees earned. For 2016, Messrs. Barclay, Collins and Garfield, and Mrs. Semler, fees are pro-rated for amounts earned prior to their departure from the board and for Drs. Leibowitz and Pan, fees include pro-rated changes due to changes in responsibilities after the departure of the aforementioned directors.

(2)
Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements appearing elsewhere in this annual report on Form 10-K.

(3)
The aggregate number of options outstanding at December 31, 2016 by each director is as follows: Dr.  Semler (197,500), Mr. Barclay (38,750), Mr. Collins (45,000), Mr. Garfield (41,667), Dr.  Leibowitz (40,000), Dr.  Pan (46,333) and Mrs. Semler (30,000).

(4)
The options granted on February 18, 2016 to Messrs. Barclay, Collins and Garfield, and Mrs. Semler were all forfeited upon departure from the Company for failure to reach the one-year cliff specified in the grant.

(5)
Mr. Garfield resigned his position as a member of the board of directors effective October 12, 2016. Messrs. Collins and Barclay resigned their positions as members of the board of directors effective October 17, 2016. Mrs. Semler was not nominated for reelection as a director at our 2016 Annual Meeting of the Stockholders.

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

Although cash payments to non-employee directors are to be paid quarterly in arrears, effective August 1, 2015 through July 31, 2016, such sums are paid annually after a year of service. Cash payments will be pro-rated for directors who join the board or a board committee mid-year.
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
On December 31, 2015, Messrs. Collins and Garfield and Drs. Leibowitz and Pan agreed to defer payment of non-employee director compensation due to them in August 2016 until no later than December 31, 2016. In consideration for their agreement to further defer payment of compensation, such non-employee directors received fully vested options to purchase an aggregate 25,750 shares of our common stock, all of which have an exercise price of  $2.56 (the closing price on the grant date) and a term of 10-years. In January 2017, Drs. Pan and Leibowitz agreed to further defer payment of non-employee director compensation due to them until January 2018. In consideration of their agreement to defer payment of compensation, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts.
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
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2016 of:
•
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•
each of our directors;

•
each of our named executive officers; and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 5,123,568 shares of common stock issued and outstanding as of December 31, 2016. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after December 31, 2016 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934, as well as company records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2330 NW Everett St. Portland, OR 97210.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,193,878	19.9%
Eric Semler	568,221	11.1%
Glenhill Advisors, LLC(2)	525,864	9.9%
Green Park & Golf Ventures, LLC(3)	253,686	5.0%
Executive Officers and Directors:
Dr. Semler(4)	600,564	11.2%
Dr. Arthur N. Leibowitz(5)	35,000	*
Dr. Douglas Murphy-Chutorian(6)	683,847	11.9%
Dr. Wayne T. Pan(7)	41,333	*
Daniel E. Conger(8)	38,438	*
All directors and officers as a group (6 persons)	1,399,182	23.0%

*
less than 1%

(1)
Represents (i) 965,306 shares of common stock and (ii) warrants to acquire 228,572 shares of common stock. Mr. Chang holds his securities in a family trust over which he is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities. Mr. Chang’s warrants are currently exercisable; however, Mr. Chang may not exercise the warrants absent receipt of stockholder approval if upon exercise, Mr. Chang would beneficially own in excess of 19.99% of our common stock.

(2)
Represents (i) 497,864 shares of common stock and (ii) warrants to purchase 28,000 shares of common stock held by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC. Glenn J. Krevlin, is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Concentrated Long Master Fund, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC. The address of each of Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC is Fifth Avenue, 11th Floor, New York, NY 10020. All warrants are currently exercisable; however, such warrants may not be exercised if such exercise would result in beneficial ownership in excess of 9.9% of our common stock.

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
(4)
Represents (i) 378,064 issued shares of our common stock, (ii) options to purchase 192,500 shares of our common stock held by Dr.  Semler and (iii) options to purchase 30,000 shares of our common stock held by Dr.  Semler’s spouse, Mrs. Shirley Semler. Shares of common stock are held in family trusts, including the Semler Family Trust, over which Dr.  and Mrs. Semler are co-Trustees and together share voting and investment power over such securities, as well as the Herbert J. Semler Trust.

(5)
Represents options to acquire 35,000 shares of our common stock.

(6)
Represents (i) 63,571 shares of our common stock, (ii) options to purchase 384,062 shares of our common stock, and (iii) warrants to purchase an aggregate of 236,214 shares of our common stock. Options are held by Dr.  Murphy-Chutorian. Other securities are held in a family trust over which Dr.  Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(7)
Represents options to acquire 41,333 shares of our common stock.

(8)
Represents options to acquire 38,438 shares of our common stock.

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2016. We do not have any equity compensation plans that have not been approved by securityholders.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,650,017	$2.94	686,515(1)
2007 Key Person Stock Option Plan	399,500	$1.10	0
Total	2,049,517	$2.58	686,515

(1)
The amount of shares available under this plan automatically increases on January 1st of each year in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Accordingly, effective January 1, 2017, the number of securities remaining available for issuance increased by 204,942 shares.

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
On November 21, 2016, we borrowed an aggregate of  $250,000 from Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock.
On January 23, 2017, we issued and sold 40,000 shares of our common stock to Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, we issued and sold 120,000 shares of our common stock to GPG RM Investment, LLC, an affiliate of one of our significant stockholders, pursuant to a stock purchase agreement for $300,000, which was paid in cash.
Consulting Fees for Services Provided
Prior to becoming a director and then chief executive officer of our company, Dr.  Murphy-Chutorian performed consulting services for us. These consulting services included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. Between November 3, 2010 and September 17, 2012, and prior to his appointment to our board of directors (and later as our chief executive officer), Dr.  Murphy-Chutorian invoiced us an aggregate amount of  $722,026 in consulting fees in connection with these consulting services provided to our company ($75,000, $165,000, $482,026 recorded in 2010, 2011, and 2012, respectively), payment of which was deferred by Dr.  Murphy-Chutorian. We paid Dr.  Murphy-Chutorian $150,000 of his receivable following the closing of our initial public offering, and began making installment payments of  $30,000 per month beginning August 2014. These installment payments ceased as of August 1, 2015 due to a deferral arrangement entered into by Dr.  Murphy-Chutorian in which he agreed to be paid the remaining amount owed in one lump-sum of  $227,000 on August 1, 2016. On December 29, 2015 Dr.  Murphy-Chutorian agreed to further defer this lump-sum payment until December 31, 2016. In connection with the agreement to defer payment of these fees, we granted Dr.  Murphy-Chutorian options to acquire an aggregate of 180,000 shares of our common stock (in July 2015, contingent upon stockholder approval, which was obtained in October 2015) and 60,000 shares of our common stock (in December 2015). These options are now fully vested and exercisable and expire 10-years after the grant date and have an exercise price equal to the fair market value on the grant date. In January 2017, Dr.  Murphy-Chutorian agreed to further defer payment of consulting fees owed to him as well any 2015 or 2016 bonus payable to him until January 2018, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts.
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
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.
	Year Ended December 31,
Fee Type	2016	2015
Audit Fees	$173,000	$206,000
Audit-Related Fees	0	0
Tax Fees	33,600	32,000
All Other Fees	0	0
Total	$206,600	$238,000

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
(3)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 21, 2016).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
4.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.1	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.4†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

Exhibit No.	Description
10.8†	Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.9	Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.10†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.11†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.12	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).
10.13†	Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).
10.14†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.15†	2015 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
10.16	Form of Warrant, dated December 30, 2015. (incorporated by reference to Exhibit 10.15 of our Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).
10.17	Promissory Note, dated January 15, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.18	Form of Warrant, dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.19	Promissory Note, dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
10.20	Form of Warrant, dated January 21, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
23.1*	Consent of BDO USA, LLP dated March 17, 2017.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

†
Indicates a management contract or compensatory plan or arrangement

ITEM 16.   FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Semler Scientific, Inc.
Portland, Oregon
We have audited the accompanying balance sheets of Semler Scientific, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semler Scientific, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, a stockholders’ deficit, recurring losses from operations and expects continuing future losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO USA, LLP
New York, New York
March 17, 2017

Semler Scientific, Inc.
Balance Sheets
(In thousands of U.S. Dollars, except share and per share data)
	For the years ended December 31,
	2016	2015
Assets
Current Assets:
Cash	$622	$405
Trade accounts receivable, net of allowance for doubtful accounts of $87 and $183 respectively	877	1,278
Prepaid expenses and other current assets	93	69
Total current assets	1,592	1,752
Assets for lease, net	875	830
Property and equipment, net	590	497
Long-term deposits	15	—
Total assets	$3,072	$3,079
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$450	$839
Accrued expenses	2,185	2,317
Deferred revenue	513	952
Loans payable, current portion	81	—
Total current liabilities	3,229	4,108
Long-term liabilities:
Deferred rent	35	43
Accrued interest	71	—
Accrued interest – related parties	124	—
Related party loan payable net of debt discount of $156 and $0, respectively	1,594	—
Loan payable net of debt discount of $65 and $0, respectively	938	—
Total long-term liabilities	2,762	43
Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,148,568, and 5,148,568 shares issued, and 5,123,568 and 5,123,568 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	5	5
Additional paid-in capital	21,998	21,291
Accumulated deficit	(24,922)	(22,368)
Total stockholders’ deficit	(2,919)	(1,072)
Total liabilities and stockholders’ deficit	$3,072	$3,079

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Operations
(In thousands of U.S. Dollars, except share and per share data)
	For the years ended December 31,
	2016	2015
Revenue	$7,434	$7,001
Total Revenue	7,434	7,001
Operating expenses:
Cost of revenue	1,873	2,847
Engineering and product development	866	1,436
Sales and marketing	3,827	6,266
General and administrative	3,027	4,871
Total operating expenses	9,593	15,420
Loss from operations	(2,159)	(8,419)
Interest expense	(391)	(86)
Other (expense) income	(4)	4
Other expense	(395)	(82)
Net loss	$(2,554)	$(8,501)
Net loss per share, basic and diluted	$(0.50)	$(1.72)
Weighted average number of shares used in computing basic and diluted loss per share	5,123,568	4,928,881

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands of U.S. Dollars, except share and per share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity/ (Deficit)
	Shares Issued	Amount	Shares	Amount
Balance at January 1, 2015	4,741,017	$5	(25,000)	$—	$17,298	$(13,867)	$3,436
Common Stock Private Placements	400,500	—	—	—	1,374	—	1,374
Stock Option Exercises	7,051	—	—	—	14	—	14
Stock-based Compensation	—	—	—	—	2,605	—	2,605
Net loss	—	—	—	—	—	(8,501)	(8,501)
Balance at December 31, 2015	5,148,568	$5	(25,000)	$—	$21,291	$(22,368)	$(1,072)
Issuance of Warrants	—	—	—	—	407	—	407
Stock-based Compensation	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	(2,554)	(2,554)
Balance at December 31, 2016	5,148,568	$5	(25,000)	$—	$21,998	$(24,922)	$(2,919)

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Cash Flows
(In thousands of U.S. Dollars)
	For the years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,554)	$(8,501)
Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	185	55
Depreciation	452	315
Loss on disposal of assets for lease	223	144
Allowance for doubtful accounts	108	272
Stock-based compensation expense	300	2,605
Changes in Operating Assets and Liabilities:
Trade accounts receivable	293	(1,195)
Prepaid expenses and other current assets	(38)	83
Accounts payable	(389)	750
Accrued expenses	55	997
Deferred revenue	(439)	340
Net Cash Used in Operating Activities	(1,804)	(4,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(223)	(532)
Change in restricted cash	—	2,100
Purchase of assets for lease	(591)	(572)
Net Cash (Used in) Provided by Investing Activities	(814)	996
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	1,374
Proceeds from stock option exercise	—	14
Proceeds from loans payable	2,878	—
Payments of loans payable	(43)	(2,000)
Net Cash (Used in) Provided by Financing Activities	2,835	(612)
INCREASE (DECREASE) IN CASH	217	(3,751)
CASH, BEGINNING OF PERIOD	405	4,156
CASH, END OF PERIOD	$622	$405
Cash paid for interest	$8	$19
Supplemental disclosure of noncash financing activity:
Fair value of warrants issued to lenders	$407	$—

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Notes to Financial Statements
(In thousands of U.S. Dollars, except share and per share data)
1.
The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company is an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Its innovative and proprietary products and services assist its customers in evaluating and treating chronic diseases. In 2011, the Company began commercializing its first patented and U.S. Food and Drug Administration (“FDA”) cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). In March 2015, the Company received FDA 510(k) clearance for the next generation version of its product, QuantaFlo™, which the Company commercially launched in August 2015. In April 2015, the Company launched its multi-test service platform, WellChec™, to more comprehensively evaluate its customers’ patients for chronic disease. In October 2016, the Company shifted its marketing focus for WellChec™ from direct contracts with health insurance plans under which it acted as the primary WellChec™ service provider to contracts to supply its software and equipment to vendors who employ medical professionals to do annual wellness visits for health insurance plans. The Company did not record any WellChec™ revenue during 2016. The Company has one operating segment and generates revenue domestically primarily through direct licensing to direct customers. The Company is based in Portland, Oregon.
2.
Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, continued research and development of its products. As of December 31, 2016, the Company has negative working capital of  $1,637, cash of  $622 and stockholders’ deficit of  $2,919. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability.
The Company’s financial statements as of December 31, 2016 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.
3.
Summary of Significant Accounting Policies and Estimates

Basis for Presentation
The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include revenue recognition, allowance for doubtful accounts, valuation of equipment on lease, deferred tax asset valuation allowance, stock-based compensation and valuation of

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

warrants. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Revenue Recognition
The Company generates revenue primarily from the rental or license of its vascular testing product, or providing diagnostic testing service to its customers. The Company recognizes revenue from the licensing of its vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. The Company’s arrangements with customers for its vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. The Company recognizes revenue for providing diagnostic testing services on a per test basis to customers, as earned.
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
Assets for Lease
Assets for lease are recorded at cost. At December 31, 2016 and 2015, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenue.
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2016 and 2015, there were no impairment indicators.
Property and Equipment
Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as cost of revenue for WellChec capital assets and depreciation for all other capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

At December 31, 2016 and 2015, capital assets are classified into one of the following categories:
Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment
Furniture & Fixtures	Office equipment and furniture owned by the company
At December 31, 2016 and 2015, capital assets are depreciated based on the following assumed useful life for each category:
Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2016 and 2015, there were no impairment indicators.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, are described as follows:
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
The financial instruments of the Company consist primarily of cash, accounts receivable, accounts payable, and loans payable of the Company. The carrying amounts of these items are considered a reasonable estimate of fair value at December 31, 2016 and 2015 due to their short term nature and their market interest rates.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Debt Discounts
In 2011, certain of the Company’s Directors personally guaranteed various loans or leases for the Company from First Republic Bank and U.S. Bancorp Business Equipment Finance Group, see Note 8. In consideration for the personal guarantees, these directors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of  $425 at issuance. The debt discount is the fair value of the related warrants less the purchase price of the warrants. These leases were paid off early due to the opening of a new line of credit, resulting in acceleration of the expensing of the outstanding debt discount. These debt discounts were being amortized over the term of the loan or lease obligation. The amount amortized to interest expense was $55 in 2015. See Note 8.
In 2016, the Company secured promissory notes from various accredited investors. These accredited investors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of  $407 at issuance which was recorded as debt discount. These debt discounts are being amortized to interest expense over the two-year life of the loan. The Company recognized $185 of interest expense associated with these discounts in 2016. See Note 8.
Research and Development
The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of its products and services. Such expenses include salaries and related employee benefits, and fees paid to external service providers.
Stock-Based Compensation
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of each option grant or stock award that is expected to vest over the estimated period of service and vesting. The Company uses the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected volatility. In addition, the Company estimates the forfeiture rate of such awards during the requisite service period. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2016 and 2015.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax bases of existing assets and liabilities and net operating loss carry forwards, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forward and deferred tax assets will not be realized. The estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Net Loss per Share
Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the periods. For the periods presented, the Company’s outstanding common stock equivalents consisted of options and warrants to purchase shares of common stock, all of which are antidilutive, and therefore were not included in the calculation for diluted loss per share.
Excise Tax Liability on Medical Devices
Recognition of the excise tax liability falls under ASC 450, Contingencies, because the tax is assessed on revenues. The Company recognized the excise tax when a rental payment was invoiced. Based on the guidance in ASC 605-45-50-3 and 50-4, these excise taxes are presented on a gross basis, included in revenue and general and administrative expenses. The Company incurred $0 and $136 related to this tax for the year ended December 31, 2016 and 2015, respectively. The excise tax was suspended for two years beginning in 2016. The excise tax is not an income tax.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled inz exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s year ending December 31, 2019 with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company will adopt the new standard in the first quarter of fiscal year 2019. The Company is currently evaluating the method of adoption and effect the new standard will have on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued. This standard is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt the new standard in the first quarter of fiscal year 2017. The adoption of this standard is not anticipated to have a material impact on its financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. Current GAAP requires an entity to separate deferred income tax liabilities into current and

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

noncurrent amounts in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt the new standard in fiscal year 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard is not anticipated to have a material impact on its financial statements.
In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This standard is effective for the Company’s fiscal years beginning after December 15, 2020. The Company will adopt the new standard in fiscal year 2021. The Company is currently evaluating the effect the new standard will have on its financial statements.
4.
Assets for lease, net

Assets for lease consist of the following:
	As of December 31,
	2016	2015
Assets for lease	$1,361	$1,280
Less: accumulated depreciation	(486)	(450)
Assets for lease, net	$875	$830

Depreciation expense amounted to $323 and $271 for the years ended December 31, 2016 and 2015, respectively. Reduction to accumulated depreciation for returned items was $287 and $104 for the years ended December 31, 2016 and December 31, 2015, respectively. The Company recognized a loss on disposal of assets for lease in the amount of  $223 and $144 for the years ended December 31, 2016 and 2015, respectively.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

5.
Property and Equipment, net

Capital assets consist of the following:
	As of December 31,
	2016	2015
Capital assets	$760	$542
Less: accumulated depreciation	(170)	(45)
Capital assets, net	$590	$497

Depreciation expense amounted to $129 and $44 for the years ended December 31, 2016 and 2015, respectively.
6.
Accrued Expenses

Accrued expenses consist of the following:
	As of December 31,
	2016	2015
Offering Costs	$227	$227
Compensation	1,481	1,093
Board of Director Fees	182	120
Miscellaneous Accruals	295	877
Total Accrued Expenses	$2,185	$2,317

The accumulated offering costs that were accrued pertain to consulting fees associated with securing equity financing for the Company prior to the IPO. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2018.
Two members of the Company’s board of directors have agreed to further defer fees earned from August 2016 to July 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2018.
Three employees agreed to further defer amounts accrued to them as of December 31, 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2018.
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
The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2015, two customers accounted for, 14.2% and 11.8% of the Company’s revenue, respectively. As of December 31, 2015, two customers accounted for 19.4% and 13.3% of the Company’s accounts receivable, respectively. For the year ended December 31, 2016, one customer accounted for 15.1% of the Company’s revenue. As of December 31, 2016, three customers accounted for 24.2%, 15.1% and 13.7% of the Company’s accounts receivable, respectively.
As of December 31, 2016 and 2015 the allowance for doubtful accounts was $87 and $183, respectively.
8.
Commitments and Contingencies

Facilities Leases
The Company recognized facilities lease expenses of  $70 and $209 for the years ended December 31, 2016 and 2015, respectively.
On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $215.4 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of  $194.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018. In 2015, the Company recorded an expense of  $50, which represented the difference between estimated cash payments on the lease and cash receipts from the sublease. For the years ended December 31, 2016 and 2015, the Company recorded the resulting long-term liability as deferred rent of  $35 and $43, respectively, on the Company’s balance sheet.
Loans Payable
	For the Year Ended December 31, 2016
Lender	Related Party	Long-term	Short-term
Chang Family Trust	1,000
Chang Family Trust	500
Glenhill Concentrated Long Master Fund, LLC	250
Accredited Investor		700
Accredited Investor		160
Accredited Investor		80
Ascentium Capital, LLC			22
Ascentium Capital, LLC		42	24
Royal Bank America Leasing, L.P.			25
Ascentium Capital, LLC		21	10
Total	1,750	1,003	81
Debt Discounts	(156)	(65)	—
Total, net of debt discounts	1,594	938	81

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

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
On November 21, 2016, the Company entered into a loan agreement with Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.
Other Loans
On September 30, 2014, the Company entered into a revolving line of credit with First Republic Bank. Pursuant to the line of credit agreement, the Company could borrow up to $2,000 for a 12-month term that had a variable annual interest rate based on First Republic’s Prime less a spread of 2.0% per annum. The initial interest rate was 1.25% per annum. Under the line of credit agreement, the Company made monthly payments consisting of  $2 of interest, and an annual payment consisting of  $2,002 principal plus any accrued interest. The line of credit agreement provided for customary events of default. This line of credit was secured by a $2,100 collateral cash account in the Company’s name at First Republic. The line of credit was retired and the collateral cash account was closed in September 2015.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

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
The Company uses the Black-Scholes pricing model to determine the relative fair market value of warrants. The relative fair market value of each warrant is estimated on the date of grant. There were no warrants issued during the year ended December 31, 2015. The fair value of all warrants issued in conjunction with the promissory notes during 2016 was $407. The relative fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
For the year ended December 31, 2016
Expected term (in years)	2
Risk-free interest rate	0.73 – 1.1%
Expected volatility	97.7 – 100%
Expected dividend rate.	0%

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The assumptions are based on the following for each of the years presented:
Valuation Method — The Company estimates the relative fair value of warrants using the Black-Scholes pricing model.
Expected Term — The Company uses the amount of time the warrants are exercisable per the contractual terms of the award.
Volatility — The Company derives this number from the historical stock volatilities of the Company’s stock over a period approximately equal to the expected term of the warrants.
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
On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $140 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $37. The second installment for $47 will be disbursed in July 2017, and the third installment for $56 will be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months, $4.4 of principal and accrued interest for each of months 13-24, and $5.3 of principal and accrued interest for each of months 25-36. The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.
On October 2, 2016, the Company entered into a secured equipment financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $33 loan for a 36-month term at a fixed interest rate of 9.1% per annum. Under the loan agreement, the Company agreed to make monthly payments of  $1.0 of principal and accrued interest. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.
For the years ended December 31, 2016 and 2015, interest expense was $391 and $74, respectively, which included amortization of the debt discount of  $185 and $55, respectively.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
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
9.
Stockholders’ Deficit

Authorized Capital
In connection with the conversion to a Delaware corporation, during the quarter ended September 30, 2013, the Company’s certificate of incorporation was amended and restated to authorize the Company to issue up to 54,000,000 shares, of which 50,000,000 shares were designated as common stock with par value of  $0.001 per share and 4,000,000 shares were designated as convertible preferred stock with par value of $0.001 par value per share. On October 30, 2015, the Company further amended and restated its certificate of incorporation and now has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of  $0.001 per share.
A.
Common Stock

Issuance of Common Stock
In February 2015, the Company completed a private placement in which it issued and sold 55,000 shares of its common stock at a price of  $4.52 per share. The Company received proceeds of  $248. In March 2015, the Company completed a private placement in which it issued and sold 62,500 shares of its common stock at a price of  $4.00 per share. The Company received proceeds of  $250. In April 2015, the Company completed a private placement in which it issued and sold 143,000 shares of its common stock at a price of  $3.50 per share. The Company received proceeds of  $501. In December 2015, the Company completed a private placement in which it issued and sold 140,000 shares of its common stock and warrants to purchase 28,000 shares of its common stock in exchange proceeds of  $374.
Voting Rights of Common Stock
Each holder of shares of Common Stock is entitled to one vote for each share held.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
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
In January 2016, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of  $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. Also in January 2016, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of  $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable.
In March 2016, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable.
In April 2016, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable.
In May 2016, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable.
In November 2016, the Company sold a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of  $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Common Stock
For the years ended December 31, 2016 and 2015, a total of 2,800,883 and 2,297,625 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:
	Year ended December 31,
	2016	2015
Common stock warrants	751,366	387,714
Options	2,049,517	1,909,911
Total	2,800,883	2,297,625

10.
Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 2,343,583 shares for the year ending December 31, 2016.
In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2016, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 686,515 shares of an aggregate total of 2,343,582 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2016 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2016 and 2015 is as follows:
	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	649,500	$1.49	7.44	$474
Options granted	1,308,017	3.15
Options exercised	(7,051)	2.10		$17
Options forfeited/cancelled	(40,555)	2.29
Balance, December 31, 2015	1,909,911	$2.58	8.56	$813
Options granted	160,000	2.23
Options forfeited/cancelled	(20,394)	2.23
Balance, December 31, 2016	2,049,517	$2.58	7.66	$306
Exercisable as of December 31, 2015	1,464,189	$2.60	8.32	$713
Exercisable as of December 31, 2016	1,643,417	$2.60	7.66	$306
The total compensation cost related to unvested stock option awards not yet recognized was $656 as of December 31, 2016. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.4 years. The total number of unvested shares was 406,100 and 409,643 as of December 31, 2016 and 2015, respectively. The total estimated grant date fair value of unvested options was $1,092 and $2,484 as of December 31, 2016 and 2015, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2016 and 2015 was $300 and $2,605, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2016 is $1.43 per share or an aggregate grant date fair value of  $229. The weighted average grant date fair value of options granted during the year ended December 31, 2015 is $2.08 per share or an aggregate grant date fair value of  $2,722. The weighted average grand date fair value of options forfeited during the year ended December 31, 2016 was $30. The weighted average grant date fair value of options forfeited during the year ended December 31, 2015 was $61.
On January 1, 2015, the Company’s Compensation Committee granted an option to acquire an aggregate of 75,000 shares under the 2014 Plan. On May 1, 2015 the Company’s Compensation Committee granted options to acquire an aggregate of 50,000 shares under the 2014 Plan. On July 21, 2015, the Company’s Compensation Committee granted options to acquire an aggregate of 111,300 shares under the 2014 Plan. All of these options vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.
On July 21, 2015, the Company’s Compensation Committee approved the grant of options to acquire an aggregate of 730,500 shares under the 2014 Plan, contingent upon receipt of stockholder approval of an increase of 1,500,000 shares in the 2014 Plan Share Reserve (which approval was received on October 29, 2015). These options originally vested monthly over 12 months such that they are vested in full on the one-year anniversary of the October 29, 2015 grant effectiveness date. On July 31, 2015, the Company’s Compensation Committee granted options to the board of directors to acquire an aggregate of 35,000 shares under the 2014 Plan, which options vested in full on the grant date.
On December 31, 2015, the Company’s Compensation Committee granted options to the board of directors, including the CEO, to acquire an aggregate of 306,217 shares under the 2014 plan. Of these, 106,800 options vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date. The remaining 199,417 options vested immediately upon grant.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

In December 2015, the Company accelerated the vesting on 730,500 outstanding options such that they were vested in full as of December 31, 2015. The Company has recorded an expense of  $1,062 as it relates to stock based compensation during the year ended December 31, 2015 for this change in vesting schedule.
In February 2016, the Company’s Compensation Committee granted options to the board of directors, including the CEO, to acquire an aggregate of 160,000 shares under the 2014 plan. Of these, 35,000 options vest annually on the 1-year anniversary of the grant date. The remaining 125,000 shares vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.
Determining the Fair Value of Stock Options
The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
	Year ended December 31,
	2016	2015
Expected term (in years)	5	5
Risk-free interest rate	1.28%	1.5 – 1.76%
Expected volatility	99.9%	80.7 – 83.3%
Expected dividend rate	0%	0%
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
Volatility — The Company derives this number from the historical stock volatilities of the Company’s stock over a period approximately equal to the expected term of the options.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of  $300 and $2,605 as it relates to stock-based compensation for the years ended December 31, 2016 and 2015, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:
	Year ended December 31,
	2016	2015
Cost of Revenue	$2	$2
Engineering and Product Development	47	101
Sales and Marketing	94	1,172
General and Administrative	157	1,330
Total	$300	$2,605

11.
Income Taxes

The components of the provision for income taxes are as follows:
	2016	2015
Current tax provision:
Federal	$—	$—
State	10	6
Deferred tax provision:
Federal	—	—
State	—	—
Total	$10	$6

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2016 and 2015 is as follows:
	2016	2015
Federal statutory rate	34.00%	34.00%
State income tax rate, net of federal benefit	(0.2)%	(0.05)%
Change in valuation allowance	(26.85)%	(33.95)%
Other	(7.26)%	(0.07)%
Effective income tax rate	(0.31)%	(0.07)%

Deferred tax assets are comprised of the following at December 31:
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$5,730	$4,732
Deferred Revenue	194	453
Depreciation and amortization	30	18
Stock-based compensation	1,089	1,105
Accrual and reserves	117	132
Research and Development Credits	96	130
Total gross deferred tax assets	7,256	6,570
Less valuation allowance	(7,256)	(6,570)
Net deferred tax assets	$—	$—
As of December 31, 2016, the Company has net operating loss carryforwards of approximately $16,013 for Federal and approximately $6,861 for California, which begin to expire in 2032. The Company also has Federal research and development credit carryforwards of approximately $98 at December 31, 2016 which will begin to expire in 2032.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

ASC 740-10, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company’s ability to use operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of future operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of it operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits might exist.
As of December 31, 2016, and 2015, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2016 and 2015. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.
The Company’s tax years beginning in 2012 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2013 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2012 will remain open for examination from the date of utilization of any net operating loss or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2016.
12.
Net loss per share attributable to common stockholders

The following table presents the calculation of basic and diluted net loss per share:
	Year ended December 31,
	2016	2015
Net loss	$(2,554)	$(8,501)
Weighted average shares outstanding	5,123,568	4,928,881
Basic and diluted loss per share	$(0.50)	$(1.72)

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
	Year ended December 31,
	2016	2015
Weighted average shares outstanding:
Common stock warrants	687,599	359,868
Options	2,044,902	1,122,197
Total	2,732,501	1,482,065

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

13.
Subsequent Events

On January 23, 2017, the Company issued and sold 40,000 shares of its common stock to Glenhill Concentrated Long Master Fund, LLC, one of its significant stockholders, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, the Company issued and sold an aggregate of 150,000 shares of its common stock to two accredited investors, including GPG RM Investment, LLC, an affiliate of one of its significant stockholders, pursuant to separate stock purchase agreements for an aggregate purchase price of  $375,000, which was paid in cash. The Company relied on exemptions from registration contained in Section 4(a)(2) of the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance and sale of the shares of common stock.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Name	Title	Date
/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2017
/s/ Daniel Conger Daniel Conger	Vice-President, Finance (Principal Accounting Officer)	March 17, 2017
/s/ Herbert J. Semler, M.D. Herbert J. Semler, M.D.	Chairman of the Board of Directors	March 17, 2017
/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 17, 2017
/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 17, 2017

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 21, 2016).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
4.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.1	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.4†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.8†	Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.9	Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.10†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

Exhibit No.	Description
10.11†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.12	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).
10.13†	Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).
10.14†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.15†	2015 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
10.16	Form of Warrant, dated December 30, 2015 (incorporated by reference to Exhibit 10.15 of our Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).
10.17	Promissory Note, dated January 15, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.18	Form of Warrant, dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.19	Promissory Note, dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
10.20	Form of Warrant, dated January 21, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
23.1*	Consent of BDO USA, LLP dated March 17, 2017.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

†
Indicates a management contract or compensatory plan or arrangement