Form 10-Q
period 2017-03-31
Semler Scientific, Inc.
filed 2017-05-12
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2017, there were 5,313,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2017. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)

	For the three months ended March 31
	2017	2016

Revenue	$2,055	$1,501

Operating expenses:
Cost of revenue	540	417
Engineering and product development	439	270
Sales and marketing	988	974
General and administrative	838	772
Total operating expenses	2,805	2,433

Loss from operations	(750)	(932)

Interest expense	(116)	(73)
Other expense	(5)	(1)
Other expense	(121)	(74)

Net loss	$(871)	$(1,006)

Net loss per share, basic and diluted	$(0.17)	$(0.20)

Weighted average number of shares used in computing basic and diluted loss per share	5,231,208	5,123,568

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) March 31,	December 31,
	2017	2016

Assets

Current Assets:
Cash	$159	$622
Trade accounts receivable, net of allowance for doubtful accounts of $83 and $87, respectively	1,181	877
Prepaid expenses and other current assets	117	93
Total current assets	1,457	1,592

Assets for lease, net	1,098	875
Property and equipment, net	546	590
Long-term deposits	15	15
Total assets	$3,116	$3,072

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$310	$450
Accrued expenses	2,332	2,185
Deferred revenue	793	513
Deferred rent	17	-
Accrued interest	73	-
Accrued interest – related party	151	-
Loans payable net of debt discount of $38 and $0, respectively	721	81
Related party loans payable net of debt discount of $95 and $0, respectively	1,405	-
Total current liabilities	5,802	3,229

Long-term liabilities:

Deferred rent, less current portion	13	35
Accrued interest, less current portion	22	71
Accrued interest – related parties, less current portion	10	124
Loans payable net of debt discount of $13 and $65, respectively, less current portion	281	938
Related party loans payable net of debt discount of $24 and $156, respectively, less current portion	226	1,594
Total long-term liabilities	552	2,762

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,338,568 and 5,148,568 shares issued, and 5,313,568 and 5,123,568 outstanding (treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	22,550	21,998
Accumulated deficit	(25,793)	(24,922)

Total stockholders' deficit	(3,238)	(2,919)

Total liabilities and stockholders' deficit	$3,116	$3,072

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Three months ended March 31
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(871)	$(1,006)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	51	36
Depreciation	134	110
Loss on disposal of assets for lease	88	55
Allowance for doubtful accounts	4	(6)
Stock-based compensation expense	78	69
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(308)	685
Prepaid expenses and other current assets	(24)	(83)
Accounts payable	(140)	(449)
Accrued expenses	203	(485)
Deferred revenue	280	(19)
Net Cash Used in Operating Activities	(505)	(1,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3)	(6)
Purchase of assets for lease	(399)	(65)
Net Cash Used in Investing Activities	(402)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	475	-
Proceeds from loans payable	-	2,200
Payments of loans payable	(31)	-
Net Cash Provided by Financing Activities	444	2,200

(DECREASE) INCREASE IN CASH	(463)	1,036
CASH, BEGINNING OF PERIOD	622	405

CASH, END OF PERIOD	$159	$1,441
Cash paid for interest	$3	$-
Supplemental disclosure of noncash financing activity:
Fair value of warrants issued to lenders	$-	$349

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s quarter ending March 31, 2018. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company will adopt the new standard in the first quarter of fiscal year 2018. The Company is currently evaluating the method of adoption and effect the new standard will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year from the date the financial statements are issued. This standard is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted the new standard in the first quarter of fiscal year 2017. The adoption of this standard has not had a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. Current GAAP requires an entity to separate deferred income tax liabilities into current and noncurrent amounts in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt the new standard in fiscal year 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard is not anticipated to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In March 2016, the FASB has issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The amendments in ASU No. 2016-09 are intended to simplify several aspects of the accounting for employee share-based payment transactions including requiring excess benefits and deficiencies to be recognized as a component of income tax expense rather than equity, allowing an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur, and classification of certain items in the statement of cash flows. The standard is effective for Company’s annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  The Company adopted this standard in the first quarter of fiscal year 2017.  The adoption of this standard did not have a material impact on its financial statements.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, as well as continued research and development of its products. As of March 31, 2017, the Company has negative working capital of $4,345, cash of $159 and stockholders’ deficit of $3,238. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. The Company also had $2,332 of accrued expenses as of March 31, 2017, which includes an aggregate of $1,867 of deferred fees and compensation payable no later than January 1, 2018.

The Company’s financial statements as of March 31, 2017 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	March 31, 2017	December 31, 2016

Assets for lease	$1,608	$1,361
Less: accumulated depreciation	(510)	(486)
Assets for lease, net	$1,098	$875

Depreciation expense amounted to $87 and $80 for the three months ended March 31, 2017 and March 31, 2016, respectively. Reduction to accumulated depreciation for returned items was $49 and $29 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

4.	Property and Equipment, net

Capital assets consist of the following:

	March 31, 2017	December 31, 2016

Capital assets	$763	$760
Less: accumulated depreciation	(217)	(170)
Capital assets, net	$546	$590

Depreciation expense amounted to $47 and $30 for the three months ended March 31, 2017 and 2016, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016

Offering costs(1)	$232	$227
Compensation(2)	1,501	1,481
Board of directors fees(3)	134	191
Miscellaneous accruals	465	286
Total accrued expenses	$2,332	$2,185

(1)          Accumulated offering costs accrued pertain to consulting fees associated with securing equity financing for the Company prior to the initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

(2)          Three employees agreed to further defer amounts accrued to them as of December 31, 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

(3)          Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $15 for the three months ended March 31, 2017 and 2016, respectively.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $162.0 for the year ended December 31, 2017; and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $146.4 for the year ended December 31, 2017; and $16.5 for the year ended December 31, 2018. As of March 31, 2017, the Company recorded the resulting short-term liability as deferred rent of $17 on the Company’s balance sheet. As of December 31, 2016, the Company recorded the resulting long-term liability as deferred rent of $35 on the Company’s balance sheet.

Loans Payable

	March 31, 2017
Lender	Long-term	Short-term
Loans from Related Parties
Chang Family Trust		1,000
Chang Family Trust		500
Glenhill Concentrated Long Master Fund, LLC	250

Other Loans
Accredited Investor		700
Accredited Investor	160
Accredited Investor	80
Ascentium Capital, LLC		15
Ascentium Capital, LLC	36	25
Royal Bank America Leasing, L.P.		9
Ascentium Capital, LLC	18	10

Total	544	2,259
Debt Discounts	(37)	(133)
Total, net of debt discounts	507	2,126

Loans from Related Parties

On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, one of its significant stockholders, is co-trustee. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan for a 24-month term at a fixed interest rate of 10% p.a. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On January 21, 2016, the Company entered into a second loan agreement with the Chang Family Trust. Pursuant to this loan agreement, the Company obtained a $500 unsecured loan for a 24-month term at a fixed interest rate of 5% p.a. Under this loan agreement, the Company will pay $500 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On November 21, 2016, the Company entered into a loan agreement with Glenhill Concentrated Long Master Fund, LLC, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The Company uses the Black-Scholes pricing model to determine the fair value of warrants. The fair value of each warrant is estimated on the date of grant. There were no warrants issued during the three months ended March 31, 2017. The fair value of all warrants issued in conjunction with the promissory notes during 2016 was $407. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended March 31,
	2017	2016
Expected term (in years)	-	2
Risk-free interest rate	-%	0.76 – 0.88%
Expected volatility	-%	79.0 – 98.6%
Expected dividend rate.	-%	0%

The assumptions are based on the following for each of the years presented:

Valuation Method — The Company estimates the fair value of warrants using the Black-Scholes pricing model.

Expected Term — The Company uses the amount of time the warrants are exercisable per the contractual terms of the award.

Volatility — The Company derives this number from the historical stock volatility of the Company’s stock over a period approximately equal to the expected term of the warrants.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

For the three months ended March 31, 2017 and 2016, interest expense was $116 and $73, respectively, which included amortization of the debt discount of $51 and $36, respectively.

Indemnification Obligations

The Company enters into agreements with customers, partners, lenders, consultants, lessors, contractors, sales representatives and parties to certain transactions in the ordinary course of the Company’s business. These agreements may require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. The Company has also agreed to indemnify the directors and certain of the officers and employees in accordance with the by-laws of the Company. These indemnification provisions will vary based upon the nature and terms of the agreements. In many cases, these indemnification provisions do not contain limits on the Company’s liability, and the occurrence of contingent events that will trigger payment under these indemnities is difficult to predict. As a result, the Company cannot estimate its potential liability under these indemnities. The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company had not made any significant payments under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. In certain cases, the Company has recourse against third parties with respect to the aforesaid indemnities, and the Company believes it maintains adequate levels of insurance coverage to protect the Company with respect to potential claims arising from such agreements.

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

	Three months ended March 31,
	2017	2016
Weighted average shares outstanding:
Common stock warrants	751,366	573,111
Options	2,044,184	1,984,578
Total	2,795,550	2,557,689

8.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

Reserve increased by 204,943 shares due to the automatic 4% increase. The Share Reserve is currently 2,548,526 shares for the year ending December 31, 2016.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2017, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 876,875 shares of an aggregate total of 2,548,526 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2017 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2017 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2017	2,049,517	$2.58	7.66	$306
Options granted	170,000	1.97
Options exercised	-	-
Options forfeited/canceled	(155,417)	3.46
Balance, March 31, 2017	2,064,100	$2.47	7.57	$923
Exercisable as of March 31, 2017	1,531,673	$2.51	7.13	$740

The total compensation cost related to unvested stock option awards not yet recognized was $844 as of March 31, 2017. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.98 years. The estimated fair value of option shares vested during the quarters ended March 31, 2017 and 2016 was $78 and $69, respectively. The weighted average fair value of options granted during the quarters ended March 31, 2017 and 2016 was $1.52 and $1.43 per share, respectively, or an aggregate grant date fair value of $258 and $229, respectively.

On January 20, 2017 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 20, 2016 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 15,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended March 31,
	2017	2016
Expected term (in years)	5	5
Risk-free interest rate	1.95 – 2.02%	1.21%
Expected volatility	1.04 – 1.06%	80.4%
Expected dividend rate.	0%	0%

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The assumptions are based on the following for each of the periods presented:

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

Forfeiture — Beginning in the first quarter of 2017, the Company implemented ASU 2016-09 as described in Note 1, and elected to true-up calculations at the time of forfeiture, rather than creating an estimate at the time of option issuance.

The Company has recorded an expense of $78 and $69 as it relates to stock-based compensation for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	2016
Cost of Revenue	$1	$1
Engineering and Product Development	12	13
Sales and Marketing	21	25
General and Administrative	44	30
Total	$78	$69

9.	Issuance of Common Stock

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

10.	Subsequent Events

On May 2, 2017, the Company entered into an amendment to certain outstanding promissory notes issued in January 2016 having an aggregate principal amount of $1.5 million and certain outstanding warrants to acquire an aggregate 228,572 shares of its common stock issued in connection with such notes, in each case held by the Chang Family Trust, one of its significant stockholders. As amended, the maturity date for each note has now been extended by 12 months, and the interest rate on the $500,000 note has been increased to 10.0% for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of $2.60 per share. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2016, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 17, 2017, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

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

In the three months ended March 31, 2017, we had total revenue of $2,055,000 and a net loss of $871,000 compared to total revenue of $1,501,000 and a net loss of $1,006,000 in the same period in 2016.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. Also, given our relatively limited operating history, we have not yet definitively identified any seasonality. Our customer base has recently expanded to include home risk assessment service providers, almost all of whom compensate us on a fee-per-test model. Our revenues may be affected by seasonality in their business as we only generate revenues when such customers use our vascular testing devices. Although we believe such customers perform more services in the latter half of the year than the first quarter, we have not yet identified any true seasonality arising from the use of our QuantaFlo™ device on a fee-per-test model by such customers.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

We had revenue of $2,055,000 for the three months ended March 31, 2017, an increase of $554,000, or 37%, compared to $1,501,000 in the same period in 2016. Our revenue is primarily generated from our vascular testing systems, which we license to customers for a fixed fee, or receive fees based on usage. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly revenue grew 7.5%, and the average amount of revenue recognized per unit increased 13.0% as compared to the same period in 2016. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers licensing units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $78,000 of revenue from per-use fees, testing services and other sales during the three months ended March 31, 2017, an increase of $42,000, compared to $36,000 in the same period in 2016. We did not recognize any revenue from WellChec™ during the three months ended March 31, 2017, compared to a reduction in revenue of $162,000 in the same period in 2016.

Operating expenses

We had total operating expenses of $2,805,000 for the three months ended March 31, 2017, an increase of $372,000, or 15%, compared to $2,433,000 in the same period in 2016. The primary reasons for the increase were higher cost of revenue, general and administrative expense, sales and marketing expense, and engineering and product development expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $540,000 for the three months ended March 31, 2017, an increase of $123,000, or 29%, from $417,000 for the same period in the previous year. The change was primarily due to an increase of $65,000 associated with employees who oversee manufacturing and fulfillment operations as we increased our capabilities in anticipation of increased orders for QuantaFlo™, a higher cost of units that were retired of $32,000, an increase in building lease, freight, event expenses and other miscellaneous items of $18,000, and an increase of $7,000 in aggregate depreciation of our vascular testing systems for lease, which corresponds to an increase in the number of installed units in the field generating monthly depreciation charges of 14.8% and a decrease in average depreciation per unit per month of 5.7%.

Engineering and product development expense

We had engineering and product development expense of $439,000 for the three months ended March 31, 2017, an increase of $169,000, or 63%, compared to $270,000 in the same period in 2016. The change was primarily due to higher consulting costs for new product and service development of $229,000, primarily in connection with our efforts to improve cybersecurity and compliance with regulations regarding safeguarding of personal health information, which were partially offset by lower salary expense of $55,000, and lower clinical study expense of $4,000, and lower stock-based compensation expense of $1,000.

Sales and marketing expense

We had sales and marketing expense of $988,000 for the three months ended March 31, 2017, an increase of $14,000, or 1.4%, compared to $974,000 in the same period in 2016. The change was primarily due to higher salary expense of $24,000, higher sales commissions of $25,000, higher trade show expense of $18,000, and higher other expense of $2,000, partially offset by lower travel expense of $51,000, and lower stock-based compensation expense of $4,000 as compared to the same period in 2016.

General and administrative expense

We had general and administrative expense of $838,000 for the three months ended March 31, 2017, an increase of $66,000, or 8.6%, compared to $772,000 in the same period in 2016. The change was primarily due to higher technical support costs of $31,000, higher insurance premium fees of $27,000, higher costs associated with stock-based compensation expense of $15,000, higher audit, taxes and associated expense of $11,000, higher expense for uncollectable accounts of $10,000, higher costs for merchant fees and other expenses of $9,000, and higher patent and legal expenses of $2,000, which changes were partially offset by lower professional fees of $30,000, lower travel expenses of $5,000, and lower salaries and fees for employees, directors, and consultants of $4,000.

Interest expense

We had interest expense of $116,000 for the three months ended March 31, 2017, an increase of $43,000, or 59%, compared to $73,000 in the same period in 2016. The increase was primarily due to an increase in our outstanding indebtedness, as we had $1,888,000 loans payable at March 31, 2016, compared to $507,000 of long-term loans payable, net of debt discount (including $226,000 due to related parties) and $2,126,000 of loans payable, net of debt discount, current portion (including $1,405,000 due to related parties) at March 31, 2017.

Net loss

For the foregoing reasons, we had a net loss of $871,000, or $0.17 per share, for the three months ended March 31, 2017, a decrease of $135,000, or 13%, compared to a net loss of $1,006,000, or $0.20 per share, for the same period in 2016.

Liquidity and Capital Resources

We had cash of $159,000 at March 31, 2017 compared to $622,000 at December 31, 2016, and total current liabilities of $5,802,000 at March 31, 2017 compared to $3,229,000 at December 31, 2016. As of March 31, 2017 we had negative working capital of approximately $4,345,000.

In January 2016, we borrowed an aggregate of $1,500,000 from the Chang Family Trust, one of our significant stockholders and the family trust of one of our former Directors, Mr. William H.C. Chang, pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. On May 20, 2016, we borrowed $80,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 9,081 shares of our common stock at $1.85 per share. In July 2016 and November 2016 we entered into software and equipment financing arrangements. On November 21, 2016, we borrowed $250,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 28,378 shares of our common stock at $1.85 per share (see “—Description of Indebtedness”).

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

Operating activities

We used $505,000 of net cash in operating activities for the three months ended March 31, 2017. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $355,000 in the three months ended March 31, 2017. These non-cash adjustments primarily reflect depreciation of $134,000, loss on disposal of assets for lease of $88,000, stock-based compensation expense of $78,000, amortization of debt discount costs of $51,000, and allowance for doubtful accounts of $4,000. Cash provided by changes in operating assets and liabilities was $11 in the three months ended March 31, 2017. These changes in operating assets and liabilities included cash provided by deferred revenue of $280,000, and accrued expenses of $203,000, partially offset by cash used in trade accounts receivable of $308,000, trade accounts payable of $140,000, and prepaid expenses and other current assets of $24,000.

For the same period in 2016, we used $1,093,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $264,000 in the three months ended March 31, 2016. These non-cash adjustments primarily reflect depreciation of $110,000, stock-based compensation expense of $69,000, loss on disposal of assets for lease of $55,000, and amortization of deferred financing costs and debt discounts of $36,000, partially offset by a reduction to allowance for doubtful accounts of $6,000. Cash used in changes in operating assets and liabilities was $351,000 in the three months ended March 31, 2016. These changes in operating assets and liabilities included cash used in primarily from accrued expenses of $485,000, trade accounts payable of $449,000, prepaid expenses and other current assets of $83,000, and deferred revenue of $19,000, partially offset by net cash provided by trade accounts receivable of $685,000.

Investing activities

We used $402,000 of net cash in investing activities for the three months ended March 31, 2017, primarily from purchases of assets for lease of $399,000 and fixed asset purchases of $3,000. We used $71,000 of net cash in investing activities for the same period in 2016, primarily from purchases of assets for lease of $65,000 and fixed asset purchases of $6,000.

Financing activities

We generated $444,000 in net cash in financing activities during the three months ended March 31, 2017 due to proceeds from sales of common stock of $475,000, partially offset by payments of loans payable of $31,000. We generated $2,200,000 in net cash from financing activities in the same period of 2016 due to proceeds from loans payable.

Description of Indebtedness

In January 2016, we borrowed an aggregate of $1.5 million from the Chang Family Trust, one of our significant stockholders and the family trust of our former director, William H.C. Chang, pursuant to two separate 2-year promissory notes. We amended the terms of the notes in May 2017 to extend the maturity date by one year. The notes bear simple interest ($1.0 million at a rate of 10% per annum, and $0.5 million at 5% per annum) and mature January 21, 2019, as amended, with all interest payable at maturity. We may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase an aggregate of 228,372 shares of our common stock at an exercise price of $1.75 per share. We amended the warrants in May 2017 to remove the requirement that stockholder approval be obtained if such exercise would result in beneficial ownership of more than 19.99%. In connection with the May 2017 amendment of such notes and warrants, we issued the Chang Family Trust warrants to acquire an aggregate of 134,616 shares of our common stock at $2.60 per share, which warrants expire January 21, 2022, three years after the maturity date of the notes, as amended.

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

In November 2016, we borrowed an aggregate of $250,000 from an accredited investor, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock

In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 6 to our financial statements appearing elsewhere in this interim report on Form 10-Q for description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2017 and December 31, 2016, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in both 2016 and early 2017, we adopted and implemented further policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We continue to asses our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2017.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
10.1	Amendment to Promissory Notes and Warrants, dated as of May 2, 2017, by and between Semler Scientific, Inc. and the Chang Family Trust (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 4, 2017).
10.2	Form of Warrant, dated May 2, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on May 4, 2017).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2017	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice President, Finance Principal Accounting Officer

