Form 10-Q
period 2017-06-30
Semler Scientific, Inc.
filed 2017-08-11
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 10, 2017, there were 5,463,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

 ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016

Revenue	$2,578	$1,636	$4,633	$3,136

Operating expenses:
Cost of revenue	592	533	1,131	950
Engineering and product development	474	182	913	452
Sales and marketing	1,164	1,028	2,153	2,001
General and administrative	902	763	1,740	1,534
Total operating expenses	3,132	2,506	5,937	4,937
Loss from operations	(554)	(870)	(1,304)	(1,801)

Interest expense	(115)	(96)	(231)	(170)
Loss on extinguishment of loans	(179)	-	(179)	-
Other expense	(2)	-	(8)	(1)
Other expense	(296)	(96)	(418)	(171)

Net loss	$(850)	$(966)	$(1,722)	$(1,972)

Net loss per share, basic and diluted	$(0.16)	$(0.19)	$(0.33)	$(0.38)

Weighted average number of shares used in computing basic and diluted loss per share	5,340,234	5,123,568	5,286,179	5,123,568

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) June 30,	December 31,
	2017	2016

Assets

Current Assets:
Cash	$496	$622
Trade accounts receivable, net of allowance for doubtful accounts of $60 and $87, respectively	885	877
Prepaid expenses and other current assets	100	93
Total current assets	1,481	1,592

Assets for lease, net	1,152	875
Property and equipment, net	507	590
Long-term deposits	15	15
Total assets	$3,155	$3,072

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$546	$450
Accrued expenses	2,601	2,185
Deferred revenue	702	513
Deferred rent	11	-
Accrued interest	119	-
Loans payable net of debt discount of $37 and $0, respectively	996	81
Total current liabilities	4,975	3,229

Long-term liabilities:

Deferred rent, less current portion	13	35
Accrued interest, less current portion	-	71
Accrued interest – related parties, less current portion	16	124
Loans payable net of debt discount of $0 and $65, respectively, less current portion	45	938
Related party loans payable net of debt discount of $20 and $156, respectively, less current portion	1,741	1,594
Total long-term liabilities	1,815	2,762

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,488,568 and 5,148,568 shares issued, and 5,463,568 and 5,123,568 outstanding (treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	23,004	21,998
Accumulated deficit	(26,644)	(24,922)

Total stockholders' deficit	(3,635)	(2,919)

Total liabilities and stockholders' deficit	$3,155	$3,072

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Six months ended June 30
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,722)	$(1,972)

Reconciliation of Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	80	84
Accretion of non-cash interest	44	-
Loss on extinguishment of debt	179	-
Depreciation	267	221
Loss on disposal of assets for lease	142	136
Allowance for doubtful accounts	5	18
Stock-based compensation expense	165	135
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(13)	653
Prepaid expenses and other current assets	(7)	(72)
Accounts payable	96	(409)
Accrued expenses	505	(49)
Deferred revenue	189	(285)
Net Cash Used in Operating Activities	(70)	(1,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12)	(15)
Purchase of assets for lease	(591)	(306)
Net Cash Used in Investing Activities	(603)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	475	-
Proceeds from stock option exercise	78	-
Proceeds from loans payable	63	2,478
Payments of loans payable	(69)	-
Net Cash Provided by Financing Activities	547	2,478

(DECREASE) INCREASE IN CASH	(126)	617
CASH, BEGINNING OF PERIOD	622	405

CASH, END OF PERIOD	$496	$1,022
Cash paid for interest	$7	$-
Supplemental disclosure of noncash financing activity:
Reclassification of accrued interest to debt upon extinguishment	$162	$-
Fair value of warrants issued to lenders	$288	$363

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

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. ASU No. 2016-02 is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The amendments in ASU No. 2016-09 are intended to simplify several aspects of the accounting for employee share-based payment transactions including requiring excess benefits and deficiencies to be recognized as a component of income tax expense rather than equity, allowing an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur, and classification of certain items in the statement of cash flows. The standard is effective for Company’s annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  The Company adopted this standard in the first quarter of fiscal year 2017.  The adoption of this standard did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). ASU No. 2017-09 is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in ASU No. 2016-09 to a change to the terms or conditions of a share-based payment award. The amendments in ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is the final version of Proposed ASU 2016-360, Compensation -Stock Compensation (Topic 718) - Scope of Modification Accounting, which has been deleted. The amendments in ASU No. 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

2.	Going Concern

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, as well as continued research and development of its products. As of June 30, 2017, the Company has negative working capital of $3,494, cash of $496 and stockholders’ deficit of $3,635. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. The Company also had $2,601 of accrued expenses as of June 30, 2017, which includes an aggregate of $2,160 of deferred fees and compensation payable no later than January 1, 2018.

The Company’s financial statements as of June 30, 2017 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets for lease	$1,717	$1,361
Less: accumulated depreciation	(565)	(486)
Assets for lease, net	$1,152	$875

Depreciation expense amounted to $85 and $81 for the three months ended June 30, 2017 and June 30, 2016, respectively. Depreciation expense amounted to $172 and $161 for the six months ended June 30, 2017 and June 30, 2016, respectively. Reduction to accumulated depreciation for returned items was $38 and $88 for the three months ended June 30, 2017 and June 30, 2016, respectively. Reduction to accumulated depreciation for returned items was $93 and $117 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

4.	Property and Equipment, net

Capital assets consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Capital assets	$772	$760
Less: accumulated depreciation	(265)	(170)
Capital assets, net	$507	$590

Depreciation expense amounted to $48 and $30 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense amounted to $95 and $60 for the six months ended June 30, 2017 and 2016, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Offering costs(1)	$232	$227
Compensation(2)	1,821	1,481
Board of directors fees(3)	134	191
Miscellaneous accruals	414	286
Total accrued expenses	$2,601	$2,185

(1)	Accumulated offering costs accrued pertain to consulting fees associated with securing equity financing for the Company prior to the initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

(2)	Three employees agreed to further defer amounts accrued to them as of December 31, 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

(3)	Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $22 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized facilities lease expenses of $34 and $37 for the six months ended June 30, 2017 and 2016, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $108.0 for the year ended December 31, 2017 and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $98.4 for the year ended December 31, 2017 and $16.5 for the year ended December 31, 2018. As of June 30, 2017, the Company recorded the resulting short-term liability as deferred rent of $11 on the Company’s balance sheet. As of December 31, 2016, the Company recorded the resulting long-term liability as deferred rent of $35 on the Company’s balance sheet.

Loans Payable

	June 30, 2017
Lender	Long-term	Short-term
Loans from Related Parties
Chang Family Trust	1,037
Chang Family Trust	474
Glenhill Concentrated Long Master Fund, LLC	250

Other Loans
Accredited Investor		700
Accredited Investor		160
Accredited Investor		80
Ascentium Capital, LLC		53
Ascentium Capital, LLC	29	25
Royal Bank America Leasing, L.P.		5
Ascentium Capital, LLC	16	10

Total	1,806	1,033
Debt Discounts	(20)	(37)
Total, net of debt discounts	1,786	996

Loans from Related Parties

On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, one of its significant stockholders, is co-trustee. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan, which initially had a 24-month term, at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

On January 21, 2016, the Company entered into a second loan agreement with the Chang Family Trust. Pursuant to this loan agreement, the Company obtained a $500 unsecured loan, which initially had a 24-month term at a fixed interest rate of 5% per annum. Under this loan agreement, the Company will pay $500 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of $2.60 per share. In accordance with FASB Accounting Standards Codification (“ASC”) 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants in the amount of $288 are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans, which resulted in the previous loan balance with accrued interest and unamortized deferred financing costs to be written off, a loss on extinguishment of $179 and the recording of the amended debt at its fair value, which aggregated to approximately $1,470. The fair value of amended debt will be accreting up to the value due at maturity totaling $1,925, which is the principal plus accrued interest. For the three and six months ended June 30, 2017, the total accretion was approximately $44 and recorded as interest expense in the consolidated statements of operations.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The Company uses the Black-Scholes pricing model to determine the fair value of warrants. The fair value of each warrant is estimated on the date of grant. The fair value of warrants issued in conjunction with the related party loans during 2017 was $288. The fair value of all warrants issued in conjunction with the related party loans and other loans during 2016 was $407. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected term (in years)	4.75	2	4.75	2
Risk-free interest rate	1.27%	0.73 – 0.89%	1.27%	0.73 – 0.89%
Expected volatility	104.6%	98.1 – 99.0%	104.6%	97.7 – 99.0%
Expected dividend rate	0%	0%	0%	0%

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

On July 1, 2016, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $39 loan for a 12-month term at a fixed interest rate of 8.9% per annum. to finance its upfront software licensing fee. The Company had no obligation to make any payments during the first three months, and agreed to pay $4.6 of principal and accrued interest for each of the last 9 months of the term. The loan was prepayable at any time prior to maturity without penalty. The agreement provided for customary events of default. This loan was paid in full by maturity in accordance with its terms and is no longer outstanding.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

On April 1, 2017, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $63 loan for a 12-month term at a fixed interest rate of 10.3% per annum. to finance its upfront software licensing fee. The Company agreed to pay $5.6 of principal and accrued interest for each month of the term. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

For the three months ended June 30, 2017 and 2016, interest expense was $115 and $96, respectively, which included amortization of the debt discount of $28 and $48, respectively. For the six months ended June 30, 2017 and 2016, interest expense was $231 and $170, respectively, which included amortization of the debt discount of $80 and $84, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Common stock warrants	839,614	706,331	795,490	645,353
Options	2,040,322	2,069,911	2,120,936	2,027,480
Total	2,879,936	2,776,242	2,916,426	2,672,833

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

8.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. The Share Reserve is currently 2,548,526 shares for the year ending December 31, 2017.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2017, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 871,875 shares of an aggregate total of 2,548,526 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2017 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended June 30, 2017 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2017	2,049,517	$2.58	7.66	$306
Options granted	175,000	2.00
Options exercised	(150,000)	0.52
Options forfeited/canceled	(155,417)	3.46
Balance, June 30, 2017	1,919,100	$2.62	7.86	$626
Exercisable as of June 30, 2017	1,424,741	$2.72	7.60	$453

The total compensation cost related to unvested stock option awards not yet recognized was $786 as of June 30, 2017. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.75 years. The estimated grant date fair value of option shares vested during the three months ended June 30, 2017 and 2016 was $87 and $66, respectively. The estimated grant date fair value of option shares vested during the six months ended June 30, 2017 and 2016 was $165 and $135, respectively. The weighted average grant date fair value of options granted during the three months ended June 30, 2017 was $2.14, or an aggregate grant date fair value of $11. There were no options granted during the three months ended June 30, 2016. The weighted average grant date fair value of options granted during the six months ended June 30, 2017 and 2016 was $1.54 and $1.43, respectively, or an aggregate grant date fair value of $269 and $229, respectively

On January 20, 2017, the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. Also on January 20, 2017, the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 15,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On January 20, 2016, the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 15,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5	-	5	5
Risk-free interest rate	1.94%	-%	1.94 – 2.02%	1.21%
Expected volatility	104.0%	-%	104.0 – 106.2%	80.4%
Expected dividend rate	-%	-%	-%	-%

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

The Company has recorded an expense of $87 and $66 as it relates to stock-based compensation for the three months ended June 30, 2017 and 2016, respectively. The Company has recorded an expense of $165 and $135 as it relates to stock-based compensation for the six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30
	2017	2016	2017	2016
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	12	5	24	18
Sales and Marketing	24	17	45	42
General and Administrative	50	43	95	74
Total	$87	$66	$165	$135

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

In the three months ended June 30, 2017, we had total revenue of $2,578,000 and a net loss of $850,000 compared to total revenue of $1,636,000 and a net loss of $966,000 in the same period in 2016. In the six months ended June 30, 2017, we had total revenue of $4,633,000 and a net loss of $1,722,000 compared to total revenue of $3,136,000 and a net loss of $1,972,000 in the same period in 2016.

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

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. Also, given our relatively limited operating history, we have not yet definitively identified any seasonality. Our customer base has recently expanded to include home risk assessment service providers, almost all of whom compensate us on a fee-per-test model. Our revenues may be affected by seasonality in their business as we only generate revenues when such customers use our vascular testing devices. Although we believe such customers perform more services in the latter half of the year than the first half, we have not yet identified any true seasonality arising from the use of our QuantaFlo™ device on a fee-per-test model by such customers.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

We had revenue of $2,578,000 for the three months ended June 30, 2017, an increase of $942,000, or 58%, compared to $1,636,000 in the same period in 2016. Our revenue is primarily generated from our vascular testing systems, which we license to customers for a fixed fee, or receive fees based on usage. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly license revenue grew 22.4%, and the average amount of revenue recognized per unit increased 17.0% as compared to the same period in 2016. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers licensing units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $309,000 of revenue from per-use fees, testing services and other sales during the three months ended June 30, 2017, an increase of $258,000, compared to $51,000 in the same period in 2016.

Operating expenses

We had total operating expenses of $3,132,000 for the three months ended June 30, 2017, an increase of $626,000, or 25%, compared to $2,506,000 in the same period in 2016. The primary reasons for the increase were higher engineering and product development expense, general and administrative expense, sales and marketing expense, and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $592,000 for the three months ended June 30, 2017, an increase of $59,000, or 11%, from $533,000 for the same period in the previous year. The change was primarily due to an increase of $74,000 associated with employees who oversee manufacturing and fulfillment operations as we increased headcount to fulfill increased orders, an increase of $69,000 in aggregate depreciation of our vascular testing systems in the field, which corresponds to an increase in the total number of monthly depreciation charges for vascular testing systems of 51% and an increase in average depreciation per unit per month of 23%, and an increase in the aggregate of building lease, freight, and other miscellaneous items of $19,000, partially offset by a decrease in event expenses of $77,000 as we curtailed marketing efforts for WellChec, and a lower cost of units that were retired of $26,000.

Engineering and product development expense

We had engineering and product development expense of $474,000 for the three months ended June 30, 2017, an increase of $292,000, or 160%, compared to $182,000 in the same period in 2016. The change was primarily due to higher consulting costs for new product and service development of $215,000, as we focused our efforts on enhancing product capabilities and customizing software and equipment for our clients to meet their cybersecurity and data analysis needs.

Sales and marketing expense

We had sales and marketing expense of $1,164,000 for the three months ended June 30, 2017, an increase of $136,000, or 13%, compared to $1,028,000 in the same period in 2016. The change was primarily due to higher personnel related expenses (including sales commissions) as we increased customer orders, partially offset by lower expenses due to a shift in focus from WellChec, as compared to the same period in 2016.

General and administrative expense

We had general and administrative expense of $902,000 for the three months ended June 30, 2017, an increase of $139,000, or 18%, compared to $763,000 in the same period in 2016. The change was primarily due to higher technical support costs of $54,000, higher salaries and fees for employees, directors, and consultants of $45,000, higher insurance premium fees of $38,000, higher costs for merchant fees and other expenses of $27,000, higher audit, taxes and associated expense of $18,000, higher patent and legal expenses of $11,000, higher costs associated with stock-based compensation expense of $7,000, and higher travel expenses of $3,000, which changes were partially offset by lower professional fees of $41,000 and lower expense for uncollectable accounts of $23,000.

Other expense

We had total other expense of $296,000 for the three months ended June 30, 2017, an increase of $200,000, or 208%, compared to $96,000 in the same period in 2016. This increase was primarily due to inclusion of a loss on the extinguishment of loans payable of $179,000, as well as increased interest expense of $19,000, and increased other expense of $2,000. The loss on the extinguishment of loans payable arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. The slight increase in interest expense was primarily due to an increase in our outstanding indebtedness, as we had $2,184,000 of loans payable net of debt discount (including $1,301,000 due to a related party) at June 30, 2016, compared to $1,786,000 of long-term loans payable, net of debt discount (including $1,761,000 due to related parties) and $996,000 of loans payable, net of debt discount, current portion (including $0 due to related parties) at June 30, 2017.

Net loss

For the foregoing reasons, we had a net loss of $850,000, or $0.16 per share, for the three months ended June 30, 2017, a decrease of $116,000, or 12%, compared to a net loss of $966,000, or $0.19 per share, for the same period in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

We had revenue of $4,633,000 for the six months ended June 30, 2017, an increase of $1,497,000, or 48%, compared to $3,136,000 in the same period in 2016. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly license revenue grew 17.5%, and the average amount of revenue recognized per unit increased 12.5% as compared to the same period in 2016. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers licensing units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $387,000 of revenue from per-use fees, testing services and other sales during the six months ended June 30, 2017, an increase of $300,000, compared to $87,000 in the same period in 2016. We did not recognize any revenue from WellChec™ during the six months ended June 30, 2017, compared to a reduction in revenue of $162,000 in the same period in 2016.

Operating expenses

We had total operating expenses of $5,937,000 for the six months ended June 30, 2017, an increase of $1,000,000, or 20%, compared to $4,937,000 in the same period in 2016. The primary reasons for the increase were higher engineering and product development expense, general and administrative expense, cost of revenue, and sales and marketing expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $1,131,000 for the six months ended June 30, 2017, an increase of $181,000, or 19%, from $950,000 for the same period in the previous year. The change was primarily due to an increase of $139,000 associated with employees who oversee manufacturing and fulfillment operations, as we increased headcount to fulfill increased orders. A portion of the increase was also due to an increase of $76,000 in aggregate depreciation of our vascular testing systems in the field, which corresponds to an increase in the total number of monthly depreciation charges for vascular testing systems of 36% and an increase in average depreciation per unit per month of 8%, an increase in the aggregate of building lease, freight, and other miscellaneous items of $39,000, and a higher cost of units that were retired of $6,000, partially offset by a decrease in event expenses of $79,000, as we curtailed marketing efforts for WellChec.

Engineering and product development expense

We had engineering and product development expense of $913,000 for the six months ended June 30, 2017, an increase of $461,000, or 102%, compared to $452,000 in the same period in 2016. The change was primarily due to higher consulting costs for new product and service development of $445,000, as we focused our efforts on enhancing product capabilities and customizing software and equipment for our clients to meet their cybersecurity and data analysis needs.

Sales and marketing expense

We had sales and marketing expense of $2,153,000 for the six months ended June 30, 2017, an increase of $152,000, or 8%, compared to $2,001,000 in the same period in 2016. The change was primarily due to higher personnel related expenses (including sales commissions) commensurate with increased orders, partially offset by lower expenses as we shifted our focus away from WellChec, as compared to the same period in 2016.

General and administrative expense

We had general and administrative expense of $1,740,000 for the six months ended June 30, 2017, an increase of $206,000, or 13%, compared to $1,534,000 in the same period in 2016. The change was primarily due to higher technical support costs of $85,000, higher insurance premium fees of $65,000, higher salaries and fees for employees, directors, and consultants of $41,000, higher costs for merchant fees and other expenses of $37,000, higher audit, taxes and associated expense of $28,000, higher costs associated with stock-based compensation expense of $22,000, and higher patent and legal expenses of $13,000, which changes were partially offset by lower professional fees of $71,000, lower expense for uncollectable accounts of $14,000 and lower travel expenses of $2,000.

Other expense

We had total other expense of $418,000 for the six months ended June 30, 2017, an increase of $247,000, or 145%, compared to $171,000 in the same period in 2016. This increase was primarily due to inclusion of a loss on the extinguishment of loans payable of $179,000, as well as increased interest expense of $61,000, and increased other expense of $7,000. The loss on the extinguishment of loans payable arose due to the May 2016 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. The increase in interest expense was primarily due to an increase in our outstanding indebtedness, as we had $2,184,000 of loans payable net of debt discount (including $1,301,000 due to a related party) at June 30, 2016, compared to $1,786,000 of long-term loans payable, net of debt discount (including $1,761,000 due to related parties) and $996,000 of loans payable, net of debt discount, current portion (including $0 due to related parties) at June 30, 2017.

Net loss

For the foregoing reasons, we had a net loss of $1,722,000, or $0.33 per share, for the six months ended June 30, 2017, a decrease of $250,000, or 13%, compared to a net loss of $1,972,000, or $0.38 per share, for the same period in 2016.

Liquidity and Capital Resources

We had cash of $496,000 at June 30, 2017 compared to $622,000 at December 31, 2016, and total current liabilities of $4,975,000 at June 30, 2017 compared to $3,229,000 at December 31, 2016. As of June 30, 2017 we had negative working capital of approximately $3,494,000.

In January 2016, we borrowed an aggregate of $1,500,000 from the Chang Family Trust, one of our significant stockholders and the family trust of one of our former Directors, Mr. William H.C. Chang, pursuant to two separate promissory notes and also issued two 2-year warrants to acquire an aggregate 228,572 shares of our common stock at an exercise price of $1.75 per share. In May 2017 we amended the terms of these loans to extend their maturity dates and issued an additional warrant to acquire an additional 134,616 shares, which expires three years after the last maturity date of the loans as amended. On March 31, 2016, we borrowed $700,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate 79,459 shares of our common stock at $1.85 per share. On April 5, 2016, we borrowed $160,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 18,162 shares of our common stock at $1.85 per share. On May 20, 2016, we borrowed $80,000 from the same accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 9,081 shares of our common stock at $1.85 per share. In July 2016 and November 2016 we entered into software and equipment financing arrangements. On November 21, 2016, we borrowed $250,000 from an accredited investor pursuant to a promissory note and also issued a 2-year warrant to acquire an aggregate of 28,378 shares of our common stock at $1.85 per share (see “—Description of Indebtedness”).

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

Operating activities

We used $70,000 of net cash in operating activities for the six months ended June 30, 2017. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $882,000 in the six months ended June 30, 2017. These non-cash adjustments primarily reflect depreciation of $267,000, loss on extinguishment of debt of $179,000, stock-based compensation expense of $165,000, loss on disposal of assets for lease of $142,000, amortization of debt discount costs of $80,000, accretion of non-cash interest of $44,000, and allowance for doubtful accounts of $5,000. Cash provided by changes in operating assets and liabilities was $770,000 in the six months ended June 30, 2017. These changes in operating assets and liabilities included cash provided by accrued expenses of $505,000, deferred revenue of $189,000, and trade accounts payable of $96,000, partially offset by cash used in trade accounts receivable of $13,000, prepaid expenses and other current assets of $7,000.

For the same period in 2016, we used $1,540,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $594,000 in the six months ended June 30, 2016. These non-cash adjustments primarily reflect depreciation of $221,000, loss on disposal of assets for lease of $136,000, stock-based compensation expense of $135,000, amortization of deferred financing costs and debt discounts of $84,000, and allowance for doubtful accounts of $18,000. Cash used by changes in operating assets and liabilities was $162,000 in the six months ended June 30, 2016. These changes in operating assets and liabilities included cash used in primarily from trade accounts payable of $409,000, deferred revenue of $285,000, prepaid expenses and other current assets of $72,000, and accrued expenses of $49,000, partially offset by net cash provided by trade accounts receivable of $653,000.

Investing activities

We used $603,000 of net cash in investing activities for the six months ended June 30, 2017, primarily from purchases of assets for lease of $591,000 and fixed asset purchases of $12,000. We used $321,000 of net cash in investing activities for the same period in 2016, primarily from purchases of assets for lease of $306,000 and fixed asset purchases of $15,000.

Financing activities

We generated $547,000 in net cash from financing activities during the six months ended June 30, 2017 due to proceeds from sales of common stock of $553,000 ($78,000 of which was related to proceeds from exercise of stock options), and proceeds from loans payable of $63,000, partially offset by payments of loans payable of $69,000. We generated $2,478,000 in net cash from financing activities in the same period of 2016 due to proceeds from loans payable.

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

Off-Balance Sheet Arrangements

As of each of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2017 and December 31, 2016, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in both 2016 and early 2017, we adopted and implemented further policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We continue to asses our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended June 30, 2017.

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

August 11, 2017	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice President, Finance Principal Accounting Officer