Form 10-Q
period 2017-09-30
Semler Scientific, Inc.
filed 2017-11-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 2, 2017, there were 5,463,568 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016

Revenue	$3,607	$1,982	$8,239	$5,118

Operating expenses:
Cost of revenue	724	398	1,855	1,348
Engineering and product development	432	183	1,345	634
Sales and marketing	1,350	950	3,502	2,952
General and administrative	1,025	706	2,765	2,236
Total operating expenses	3,531	2,237	9,467	7,170
Income (loss) from operations	76	(255)	(1,228)	(2,052)

Interest expense	(42)	(40)	(190)	(81)
Interest expense– related parties	(75)	(65)	(158)	(194)
Loss on extinguishment of loans	-	-	(179)	-
Other expense	-	(2)	(8)	(7)
Other expense	(117)	(107)	(535)	(282)

Net loss	$(41)	$(362)	$(1,763)	$(2,334)

Net loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.33)	$(0.46)

Weighted average number of shares used in computing basic and diluted loss per share	5,463,568	5,123,568	5,346,178	5,123,568

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) September 30,	December 31,
	2017	2016

Assets

Current assets:
Cash	$578	$622
Trade accounts receivable, net of allowance for doubtful accounts of $35 and $87, respectively	1,477	877
Prepaid expenses and other current assets	158	93
Total current assets	2,213	1,592

Assets for lease, net	1,173	875
Property and equipment, net	470	590
Long-term deposits	15	15
Total assets	$3,871	$3,072

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$647	$450
Accrued expenses	2,880	2,185
Deferred revenue	875	513
Accrued interest	143	-
Loans payable net of debt discount of $23 and $0, respectively	1,033	81
Total current liabilities	5,578	3,229

Long-term liabilities:

Deferred rent, less current portion	13	35
Accrued interest, less current portion	-	71
Accrued interest – related parties	22	124
Loans payable net of debt discount of $0 and $65, respectively, less current portion	36	938
Related party loans payable net of debt discount of $17 and $156, respectively	1,810	1,594
Total long-term liabilities	1,881	2,762

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,488,568 and 5,148,568 shares issued, and 5,463,568 and 5,123,568 outstanding (treasury shares of 25,000 and 25,000), respectively	5	5
Additional paid-in capital	23,093	21,998
Accumulated deficit	(26,686)	(24,922)

Total stockholders' deficit	(3,588)	(2,919)

Total liabilities and stockholders' deficit	$3,871	$3,072

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Nine months ended September 30
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,763)	$(2,334)

Reconciliation of Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of debt discount	138	133
Accretion of non-cash interest	109	-
Loss on extinguishment of debt	179	-
Depreciation	409	336
Gain on disposal of property and equipment	(1)	-
Loss on disposal of assets for lease	200	149
Allowance for doubtful accounts	7	66
Stock-based compensation expense	253	222
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(607)	315
Prepaid expenses and other current assets	(65)	(80)
Accounts payable	197	(558)
Accrued expenses	763	130
Deferred revenue	362	(285)
Net Cash Provided by (Used in) Operating Activities	181	(1,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(24)	(140)
Proceeds from disposal of property and equipment	2	-
Purchase of assets for lease	(764)	(415)
Net Cash Used in Investing Activities	(786)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	475	-
Proceeds from stock option exercise	78	-
Proceeds from loans payable	114	2,590
Payments of loans payable	(106)	(17)
Net Cash Provided by Financing Activities	561	2,573

(DECREASE) INCREASE IN CASH	(44)	112
CASH, BEGINNING OF PERIOD	622	405

CASH, END OF PERIOD	$578	$517
Cash paid for interest	$10	$3
Supplemental disclosure of noncash financing activities:
Reclassification of accrued interest to debt upon extinguishment	$162	$-
Fair value of warrants issued to lenders	$288	$322

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

Emerging Growth Company Election

The JOBS Act provides that an emerging growth company, such as the Company, can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. The Company elected to avail itself of this exemption. As a result, its financial statements may not be comparable to other public companies that comply with public company effective dates. In the future, the Company may elect to opt out of the extended period for adopting new accounting standards. If it does so, it would need to disclose such decision and it would be irrevocable.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. ASU No. 2014-09 is effective for the Company’s year ending December 31, 2018. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company will adopt the new standard in the first quarter of fiscal year 2019. The Company is currently evaluating the method of adoption and effect the new standard will have on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The amendments in ASU No. 2016-09 are intended to simplify several aspects of the accounting for employee share-based payment transactions including requiring excess benefits and deficiencies to be recognized as a component of income tax expense rather than equity, allowing an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur, and classification of certain items in the statement of cash flows. The standard is effective for the Company’s annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this standard in the first quarter of fiscal year 2017.  The adoption of this standard did not have a material impact on its financial statements.

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

The Company has incurred recurring losses since inception and expects to continue to incur losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, as well as continued research and development of its products. As of September 30, 2017, the Company has negative working capital of $3,365, cash of $578 and stockholders’ deficit of $3,588. The Company’s principal sources of cash have included the issuance of equity securities, and to a lesser extent, borrowings under loan agreements and revenue from leasing its product. To increase revenue, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to achieve profitability. The Company also had $2,880 of accrued expenses as of September 30, 2017, which includes an aggregate of $2,412 of deferred fees and compensation payable no later than January 1, 2018.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The Company’s financial statements as of September 30, 2017 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets for lease	$1,804	$1,361
Less: accumulated depreciation	(631)	(486)
Assets for lease, net	$1,173	$875

Depreciation expense amounted to $81 for each of the three months ended September 30, 2017 and 2016, respectively. Depreciation expense amounted to $266 and $243 for the nine months ended September 30, 2017 and 2016, respectively. Reduction to accumulated depreciation for returned items was $30 and $91 for the three months ended September 30, 2017 and 2016, respectively. Reduction to accumulated depreciation for returned items was $121 and $208 for the nine months ended September 30, 2017 and 2016, respectively.

4.	Property and Equipment, net

Capital assets consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Capital assets	$783	$760
Less: accumulated depreciation	(313)	(170)
Capital assets, net	$470	$590

Depreciation expense amounted to $47 and $33 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense amounted to $143 and $92 for the nine months ended September 30, 2017 and 2016, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Offering costs(1)	$172	$227
Compensation(2)	2,240	1,481
Board of directors fees(3)	132	191
Miscellaneous accruals	336	286
Total accrued expenses	$2,880	$2,185

(1)	Accumulated offering costs accrued pertain to consulting fees associated with securing equity financing for the Company prior to the initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018. The Company began making monthly payments on these delayed consulting fees during the quarter ended September 30, 2017.

(2)	Three employees agreed to further defer amounts accrued to them as of December 31, 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

(3)	Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to be paid no later than January 1, 2018.

6.	Facilities Leases

The Company recognized facilities lease expenses of $17 and $16 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized facilities lease expenses of $50 and $53 for the nine months ended September 30, 2017 and 2016, respectively.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of $54.0 for the year ended December 31, 2017 and $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of $49.5 for the year ended December 31, 2017 and $16.5 for the year ended December 31, 2018.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

7.	Loans Payable

	September 30, 2017		December 31, 2016
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust	1,082		1,000
Chang Family Trust	495		500
Glenhill Concentrated Long Master Fund, LLC	250		250

Other Loans
Accredited Investor		700	700
Accredited Investor		160	160
Accredited Investor		80	80
Ascentium Capital, LLC		37		22
Ascentium Capital, LLC	23	25	42	24
Royal Bank America Leasing, L.P.		43		25
Ascentium Capital, LLC	13	11	21	10

Total	1,863	1,056	2,753	81
Debt Discounts	(17)	(23)	(221)	-
Total, net of debt discounts	1,846	1,033	2,532	81

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

On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of $2.60 per share. In accordance with FASB Accounting Standards Codification (“ASC”) 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans which resulted in a loss on extinguishment of $179 as recorded in the statements of operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected term (in years)	-	2	4.75	2
Risk-free interest rate	-%	0.73 – 0.89	1.27%	0.73 – 0.89
Expected volatility	-%	98.1 – 99.0	104.6%	97.7 – 99.0
Expected dividend rate	-%	0	0%	0

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

On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $160 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $41. The second installment was for $54, and the third installment for $65 will be disbursed in July 2018. Under the loan agreement, the Company paid $3.5 of principal and accrued interest for each of the first 12 months, will pay $4.8 of principal and accrued interest for each of months 13-24, and will pay $5.7 of principal and accrued interest for each of months 25-36. The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.

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

For the three months ended September 30, 2017 and 2016, interest expense was $117 and $105, respectively, which included amortization of the debt discount of $17 and $50, respectively. For the nine months ended September 30, 2017 and 2016, interest expense was $348 and $275, respectively, which included amortization of the debt discount of $138 and $133, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Common stock warrants	885,982	722,988	780,566	671,516
Options	1,919,100	2,069,517	2,105,235	2,041,515
Total	2,805,082	2,792,505	2,885,801	2,713,031

9.	Stock Option Plan

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

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2017, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 871,875 shares of an aggregate total of 2,548,526 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2017 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2017 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2017	2,049,517	$2.58	7.66	$306
Options granted	175,000	2.00
Options exercised	(150,000)	0.52
Options forfeited/canceled	(155,417)	3.46
Balance, September 30, 2017	1,919,100	$2.62	7.61	$3,125
Exercisable as of September 30, 2017	1,468,831	$2.71	7.36	$2,262

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The total compensation cost related to unvested stock option awards not yet recognized was $715 as of September 30, 2017. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.5 years. The estimated grant date fair value of option shares vested during the three months ended September 30, 2017 and 2016 was $89 and $87, respectively. The estimated grant date fair value of option shares vested during the nine months ended September 30, 2017 and 2016 was $253 and $222, respectively. There were no options granted during the three months ended September 30, 2017 or 2016. The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $1.54 and $1.43, respectively, or an aggregate grant date fair value of $269 and 229, respectively

On January 20, 2017, the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. Also on January 20, 2017, the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 15,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On January 20, 2016, the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 15,000 shares, under the 2014 Plan. These options vested on the one-year anniversary of their grant date.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected term (in years)	-	-	5	5
Risk-free interest rate	-%	-%	1.94 – 2.02%	1.21%
Expected volatility	-%	-%	104.0 – 106.2%	80.4%
Expected dividend rate	-%	-%	0%	0%

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands, except share and per share data)

The Company has recorded an expense of $89 and $87 as it relates to stock-based compensation for the three months ended September 30, 2017 and 2016, respectively. The Company has recorded an expense of $253 and $222 as it relates to stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30
	2017	2016	2017	2016
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	12	16	36	35
Sales and Marketing	24	27	70	70
General and Administrative	52	43	146	116
Total	$89	$87	$253	$222

10.	Issuance of Common Stock

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

In the three months ended September 30, 2017, we had total revenue of $3,607,000 and a net loss of $41,000 compared to total revenue of $1,982,000 and a net loss of $362,000 in the same period in 2016. In the nine months ended September 30, 2017, we had total revenue of $8,239,000 and a net loss of $1,763,000 compared to total revenue of $5,118,000 and a net loss of $2,334,000 in the same period in 2016.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

We had revenue of $3,607,000 for the three months ended September 30, 2017, an increase of $1,625,000, or 82%, compared to $1,982,000 in the same period in 2016. Our revenue is primarily generated from our vascular testing systems, which we license to customers for a fixed fee, or receive fees based on usage. For licenses, we recognize revenue monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly license revenue grew 31%, and the average amount of revenue recognized per unit increased 15% as compared to the same period in 2016. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. The change in the average amount of revenue recognized per unit was due to changes in the mix of customers licensing units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $772,000 of revenue from per-use fees, testing services and other sales during the three months ended September 30, 2017, an increase of $677,000, compared to $95,000 in the same period in 2016.

Operating expenses

We had total operating expenses of $3,531,000 for the three months ended September 30, 2017, an increase of $1,294,000, or 58%, compared to $2,237,000 in the same period in 2016. The primary reasons for the increase were higher sales and marketing expenses, cost of revenue, general and administrative expense and engineering and product development expense. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $724,000 for the three months ended September 30, 2017, an increase of $326,000, or 82%, from $398,000 for the same period in the previous year. The change was primarily due to an increase of $109,000 in aggregate depreciation of our vascular testing systems in the field, which corresponds to an increase in the total number of monthly depreciation charges for vascular testing systems of 31% and an increase in average depreciation per unit per month of 34%, an increase of $101,000 associated with employees who oversee manufacturing and fulfillment operations as we increased headcount to fulfill increased orders, an increase of $64,000 due to re-allocation of customer support costs from general and administrative expense to cost of revenue, a higher cost of units that were retired of $44,000 and an increase in the aggregate of building lease, freight, and other miscellaneous items of $31,000, partially offset by a decrease in event expenses of $23,000.

Engineering and product development expense

We had engineering and product development expense of $432,000 for the three months ended September 30, 2017, an increase of $249,000, or 136%, compared to $183,000 in the same period in 2016. We continued to focus our efforts on enhancing product capabilities and customizing software and equipment for our clients to meet their cybersecurity and data analysis needs, which led to increased consulting costs of $154,000, and increased headcount of $95,000.

Sales and marketing expense

We had sales and marketing expense of $1,350,000 for the three months ended September 30, 2017, an increase of $400,000, or 42%, compared to $950,000 in the same period in 2016. The change was primarily due to higher personnel related expenses (including sales commissions) of $397,000 as we increased customer orders as well as higher miscellaneous expense of $8,000, partially offset by lower stock-based compensation expense of $3,000 and lower expenses for trade shows of $2,000, as compared to the same period in 2016.

General and administrative expense

We had general and administrative expense of $1,025,000 for the three months ended September 30, 2017, an increase of $319,000, or 45%, compared to $706,000 in the same period in 2016. The change was primarily due to higher salaries and fees for employees, directors, and consultants of $115,000, higher patent and legal expenses of $111,000, higher costs for merchant fees and other expenses of $69,000, higher public company expenses of $29,000, higher insurance premium fees of $28,000, higher audit, taxes and associated expense of $24,000, and higher costs associated with stock-based compensation expense of $8,000, which changes were partially offset by lower expense for uncollectable accounts of $46,000, lower technical support costs of $17,000, and lower travel expenses of $2,000.

Other expense

We had total other expense of $117,000 for the three months ended September 30, 2017, an increase of $10,000, or 9%, compared to $107,000 in the same period in 2016. The change was primarily due increased interest expense of $12,000, partially offset by lower other expense of $2,000.

Net loss

For the foregoing reasons, we had a net loss of $41,000, or $0.01 per share, for the three months ended September 30, 2017, a decrease of $321,000, or 89%, compared to a net loss of $362,000, or $0.07 per share, for the same period in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

We had revenue of $8,239,000 for the nine months ended September 30, 2017, an increase of $3,121,000, or 61%, compared to $5,118,000 in the same period in 2016. The primary reason for the increase in revenue was that the total number of installed units in the field generating monthly license revenue grew 22%, and the average amount of revenue recognized per unit increased 14% as compared to the same period in 2016. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Change in the average amount of revenue recognized per unit was due to changes in the mix of customers licensing units and the migration to QuantaFlo™ from its lower-priced, predecessor product. We recognized $1,158,000 of revenue from per-use fees, testing services and other sales during the nine months ended September 30, 2017, an increase of $976,000, compared to $182,000 in the same period in 2016. We did not recognize any revenue from WellChec™ during the nine months ended September 30, 2017, compared to a reduction in revenue of $162,000 in the same period in 2016.

Operating expenses

We had total operating expenses of $9,467,000 for the nine months ended September 30, 2017, an increase of $2,297,000, or 32%, compared to $7,170,000 in the same period in 2016. The primary reasons for the increase were higher engineering and product development expense, general and administrative expense, sales and marketing expense and cost of revenue. The changes in the various components of our operating expenses are described below.

Cost of revenue

We had cost of revenue of $1,855,000 for the nine months ended September 30, 2017, an increase of $507,000, or 38%, from $1,348,000 for the same period in the previous year. The change was primarily due to an increase of $238,000 associated with employees who oversee manufacturing and fulfillment operations as we increased headcount to fulfill increased orders, an increase of $185,000 in aggregate depreciation of our vascular testing systems in the field, which corresponds to an increase in the total number of monthly depreciation charges for vascular testing systems of 22% and an increase in average depreciation per unit per month of 18%, an increase in the aggregate of building lease, freight, and other miscellaneous items of $69,000, an increase of $64,000 due to re-allocation of customer support costs from general and administrative expense to cost of revenue, and a higher cost of units that were retired of $51,000, partially offset by a decrease in event expenses of $100,000.

Engineering and product development expense

We had engineering and product development expense of $1,345,000 for the nine months ended September 30, 2017, an increase of $711,000, or 112%, compared to $634,000 in the same period in 2016. In 2017, we began focusing our efforts on enhancing product capabilities and customizing software and equipment for our clients to meet their cybersecurity and data analysis needs. This change in focus led to increased consulting costs of $628,000, increased headcount of $72,000 and increased other expense of $11,000.

Sales and marketing expense

We had sales and marketing expense of $3,502,000 for the nine months ended September 30, 2017, an increase of $550,000, or 19%, compared to $2,952,000 in the same period in 2016. The change was primarily due to higher personnel related expenses (including sales commissions) of $567,000 commensurate with increased orders and $50,000 in other expense, partially offset by lower travel expenses of $56,000 and lower trade show expense of $11,000, as compared to the same period in 2016.

General and administrative expense

We had general and administrative expense of $2,765,000 for the nine months ended September 30, 2017, an increase of $529,000, or 24%, compared to $2,236,000 in the same period in 2016. The change was primarily due to higher salaries and fees for employees, directors and consultants of $155,000, higher merchant fees and other expenses of $128,000, higher patent and legal expenses of $124,000, higher insurance premium fees of $94,000, higher technical support costs of $61,000, higher audit, taxes and associated expense of $43,000, higher costs associated with stock-based compensation expense of $30,000, which changes were partially offset by lower expense for uncollectable accounts of $59,000, lower public company expenses of $43,000 and lower travel expenses of $4,000.

Other expense

We had total other expense of $535,000 for the nine months ended September 30, 2017, an increase of $253,000, or 90%, compared to $282,000 in the same period in 2016. This increase was primarily due to inclusion of a loss on the extinguishment of loans payable of $179,000, as well as increased interest expense of $73,000. The loss on the extinguishment of loans payable arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. The increase in interest expense was primarily due to an increase in our outstanding indebtedness, as we had $2,328,000 of loans payable net of debt discount (including $1,336,000 due to a related party) at September 30, 2016, compared to $1,846,000 of long-term loans payable, net of debt discount (including $1,810,000, net of debt discount due to related parties) and $1,033,000 of loans payable, net of debt discount, current portion (including $0 due to related parties) at September 30, 2017.

Net loss

For the foregoing reasons, we had a net loss of $1,763,000, or $0.33 per share, for the nine months ended September 30, 2017, a decrease of $571,000, or 24%, compared to a net loss of $2,334,000, or $0.46 per share, for the same period in 2016.

Liquidity and Capital Resources

We had cash of $578,000 at September 30, 2017 compared to $622,000 at December 31, 2016, and total current liabilities of $5,578,000 at September 30, 2017 compared to $3,229,000 at December 31, 2016. As of September 30, 2017 we had negative working capital of approximately $3,365,000.

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

Operating activities

We generated $181,000 of net cash from operating activities for the nine months ended September 30, 2017. Non-cash adjustments to reconcile net loss to net cash provided by operating activities were $1,294,000 in the nine months ended September 30, 2017. These non-cash adjustments primarily reflect depreciation of $409,000, stock-based compensation expense of $253,000, loss on disposal of assets for lease of $200,000, loss on extinguishment of debt of $179,000, amortization of debt discount costs of $138,000, accretion of non-cash interest of $109,000, and allowance for doubtful accounts of $7,000, all partially offset by gain on disposal of asset for lease of $1,000. Cash provided by changes in operating assets and liabilities was $650,000 in the nine months ended September 30, 2017. These changes in operating assets and liabilities included cash provided by accrued expenses of $763,000, deferred revenue of $362,000, and trade accounts payable of $197,000, partially offset by cash used in trade accounts receivable of $607,000, prepaid expenses and other current assets of $65,000.

For the same period in 2016, we used $1,906,000 of net cash in operating activities. Non-cash adjustments to reconcile net loss to net cash used in operating activities were $906,000 in the nine months ended September 30, 2016. These non-cash adjustments primarily reflect depreciation of $336,000, loss on disposal of assets for lease of $149,000, stock-based compensation expense of $222,000, amortization of deferred financing costs and debt discounts of $133,000, and allowance for doubtful accounts of $66,000. Cash used by changes in operating assets and liabilities was $478,000 in the nine months ended September 30, 2016. These changes in operating assets and liabilities included cash used in primarily from trade accounts payable of $558,000, deferred revenue of $285,000 and prepaid expenses and other current assets of $80,000, partially offset by net cash provided by trade accounts receivable of $315,000 and accrued expenses of $130,000.

Investing activities

We used $786,000 of net cash in investing activities for the nine months ended September 30, 2017, primarily from purchases of assets for lease of $764,000, fixed asset purchases of $24,000, partially offset by proceeds from disposal of fixed assets of $2,000. We used $555,000 of net cash in investing activities for the same period in 2016, primarily from purchases of assets for lease of $415,000 and fixed asset purchases of $140,000.

Financing activities

We generated $561,000 in net cash from financing activities during the nine months ended September 30, 2017 due to proceeds from sales of common stock of $553,000 ($78,000 of which was related to proceeds from exercise of stock options), and proceeds from loans payable of $114,000, partially offset by payments of loans payable of $106,000. We generated $2,573,000 in net cash from financing activities in the same period of 2016 due to proceeds from loans payable of $2,590,000, partially offset by payments of loans payable of $17,000.

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

In November 2016, we borrowed an aggregate of $250,000 from an accredited investor, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock

In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 7 to our financial statements appearing elsewhere in this interim report on Form 10-Q for description of our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of each of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2017 and December 31, 2016, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses in our internal control over financial reporting, in both 2016 and early 2017, we adopted and implemented further policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions. We continue to asses our procedures to improve our internal control over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended September 30, 2017.

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

November 3, 2017	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice President, Finance
Principal Accounting Officer

