Form 10-K
period 2017-12-31
Semler Scientific, Inc.
filed 2018-03-08
CIK 1554859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
Or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to

SEMLER SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-36305	26-1367393
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
911 Bern Court, Suite 110
San Jose, CA 95112
(Address of Principal Executive Office) (Zip Code)
(877) 774-4211
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $9,715,218.00 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of March 5, 2018 was 5,939,116.
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
i

2017 ANNUAL REPORT ON FORM 10-K
ii

PART I
ITEM 1.   BUSINESS
General
We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. We believe our products and services position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.
In the year ended December 31, 2017, we had total revenues of  $12,452,000 and a net loss of $1,510,000 compared to total revenues of  $7,434,000 and a net loss of  $2,554,000, in 2016. In the three months ended December 31, 2017, we had a net profit of  $254,000, which was the first profitable quarter in our history.
Our Products and Services
We currently market only one patented and FDA-cleared vascular-testing product, QuantaFlo™, to our customers, who include insurance plans, physician groups and risk assessment groups. In April 2015, we launched our multi-test service platform, WellChec™, to more comprehensively evaluate our customers’ patients for chronic disease. In October 2016, we shifted our marketing focus from WellChec™ as a service that employs medical professionals to do exams and tests to a service that provides software and equipment such as QuantaFlo™ to the home healthcare risk assessment industry.
QuantaFlo™ is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of QuantaFlo™:

QuantaFlo™ features a sensor clamp that is placed on the toe or finger much like current pulse oximetry devices. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. A hardcopy report form is generated that displays four waveforms and the ratio of each leg measurement compared with the arms. Results are classified as Flow Obstruction or No Flow Obstruction.
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
We have placed our QuantaFlo™ product with healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry such as risk assessment groups, in addition to doctors’ offices. Our WellChec™ service platform is generally targeted to companies that contract with health insurance plans and other healthcare organizations, such as risk assessment groups and other home healthcare providers.
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
The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 pre-cerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness is an economic benefit. These changes are already in place for the approximately 19 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.
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

•
Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services.   In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo™, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.

Sales and Marketing
We provide our QuantaFlo™ product to our customers through our salespersons and our QuantaFlo™ product through our co-exclusive distributor, Bard Peripheral Vascular, Inc., which was acquired by Becton, Dickinson and Company in December 2017, or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 20% of our revenues in each of 2016 and 2017. With certain exceptions, we appointed Bard on a co-exclusive basis to license QuantaFlo™ to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products and services to our anticipated market.
We deliver our vascular testing product directly to our customers, and in-service training to the customer is provided either on-line or in person. Because QuantaFlo™ is relatively easy to use training can generally be accomplished in less than one day.

Customers who have licensed our QuantaFlo™ product may pay by credit card or check generally on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We plan to upgrade QuantaFlo™ operating systems as appropriate by direct shipments.
In addition to the license model, which we have done historically, we also have contracts that use a fee-per-test model, in which we invoice on a per test basis for use of QuantaFlo™. We have sold QuantaFlo™ equipment and licensed the QuantaFlo™ software.
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
Research and Development Program
We have dedicated engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development. We are currently developing several updates and modifications to QuantaFlo™ in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our patent portfolio, trade secrets and protecting proprietary positions.
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
Governmental Regulation
Our vascular testing product received FDA 510(k) clearance in February 2010 as a Class II Medical Device. Advanced Vascular Technologies, or AVD, an entity formerly affiliated with our co-founder and honorary Chairman Emeritus, Dr. Herbert J. Semler, applied for and obtained for the 510(k) clearance. However, any interests it may have had in such 510(k) clearance were subsequently assigned to us and AVD did not manufacture any products for our company. In March 2015, we received FDA 510(k) clearance for the next generation version of this product, QuantaFlo™. The Class II Medical Device designation means that QuantaFlo™ is subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Pre-market review and clearance by the FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure.

As our business is subject to extensive federal, state, local and foreign regulations, we currently employ an established regulatory consultant specializing in medical devices to maintain our regulatory filings, monitor our on-going activities, and ensure compliance with all federal and state regulations, which are subject to change. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.
U.S. Food and Drug Administration Regulation
QuantaFlo™ is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:
•
product design and development;

•
product testing;

•
product manufacturing;

•
product safety;

•
post-market adverse event reporting;

•
post-market surveillance;

•
product labeling;

•
product storage;

•
record keeping;

•
pre-market clearance or approval;

•
post-market approval studies;

•
advertising and promotion; and

•
product sales and distribution.

FDA’s Pre-market Clearance and Approval Requirements
To commercially distribute QuantaFlo™ or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a pre-market approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
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
Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best in patient care and clarity regarding reimbursement and work to reverse any non-coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For example, if CMS decreases the monthly payment for a 65-year-old patient, then the provider will have to decide which steps to eliminate from his or her routine office visits in order to maintain a profitable business model. If the time of an office visit will need to be reduced to maintain a profitable business, a provider may decide to eliminate certain services or conducting certain procedures, such as deciding not to use a thermometer, take someone’s blood pressure or use a QuantaFlo™ to run a PAD test. Thus, reimbursement limitations imposed by CMS on providers may affect their decision making about which services to provide during an office visit, which could affect our company.

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
Healthcare Fraud and Abuse
Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Law to reach large settlements with healthcare companies based on sham consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the recently enacted Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Law and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the criminal healthcare fraud statutes.
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
If a governmental authority were to conclude that we are not in compliance with applicable fraud and abuse laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and the results of our operations.

Employees
As of December 31, 2017, we had 37 employees, all of which were full-time employees. These employees included two executive officers and 23 employees dedicated to sales and marketing of our product and services, three of which do direct sales and the remainder support sales functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We also regularly engage consultants and subcontractors on an as-needed basis.

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
Since inception, we have incurred significant operating losses. Our net loss was $1,510,000 for the year ended December 31, 2017 compared to $2,554,000 for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of  $26,432,000. To date, we have financed our operations primarily through the sale of our equity securities and, to a limited extent, bank financing and issuance of promissory notes. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Additional financing may not be available in the amount that we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of us by our stockholders would be diluted. In addition, in order to raise additional funds we may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities. We have devoted substantially all of our financial resources and efforts to research and development and marketing of our vascular testing products. There can be no assurance that we will be able to achieve or maintain profitability on an annual basis.
Our independent registered public accounting firm’s report for the year ended December 31, 2017 includes a “going concern” explanatory paragraph.
As noted above, we have incurred recurring losses since inception. Our limited capital resources and operations to date have been funded primarily through sales of our equity securities and, to a limited extent, debt financing and revenues from leasing our QuantaFlo™ product. As of December 31, 2017, we had negative working capital of  $2,257,000, cash of  $1,457,000, stockholders’ deficit of  $2,583,000 and an accumulated deficit of approximately $26,432,000. As our revenues grow, our operating expenses will continue to grow and, as a result, we will need to continue to generate revenues in excess of our expenses to remain profitable. Our ability to continue as a going concern is dependent upon our ability to attain further operating efficiencies and, ultimately, to generate additional revenues. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountant’s report for year ended December 31, 2017 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.
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
We currently actively market only one product, QuantaFlo™ and expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product may not gain broad market acceptance unless we continue to convince physicians and plans of its benefits. Moreover, even if physicians understand the benefits of vascular testing, they still may elect not to use our product for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase, or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope, that only required one-time minimal purchases.
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
We rely on a small number of employees in our direct sales force and face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.
We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had only three dedicated direct sales employees at December 31, 2017. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 20% of our revenues for each of the years ended December 31, 2017 and 2016. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of our vascular testing product. Although we have a good relationship with our co-exclusive distributor and have no reason to believe that our current contract will not be renewed when it expires at the end of December 2019 or that our co-exclusive distributor will terminate our arrangement prior to expiration (which it is permitted to do upon 90 days’ notice under our contract), we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.
To adequately commercialize our products, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
We are currently exploring other sales models to generate revenues from our products in addition to the leasing model. As we increase our marketing efforts to pursue these new strategies, and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.
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
We are exposed to risk as a significant portion of our revenues and our accounts receivables are with a limited number of customers.
One customer accounts for a significant portion of our revenues and our accounts receivable. For the year ended December 31, 2017, two customers accounted for 55.0% and 11.1% of our revenues, and as of December 31, 2017, two customers accounted for 56.6% and 23.9% of our accounts receivable, respectively. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.
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
We will need to generate significant revenues to remain profitable.
We intend to increase our operating expenses substantially as we add sales and technical support representatives to increase our geographic coverage, increase our marketing capabilities, pursue research and new product and service offering development and increase our general and administrative functions to support our growing operations. We only recently had our first profitable quarter. We will need to generate significant sales to maintain profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.
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
The market for medical systems, equipment and other devices and services is highly competitive. We compete with many medical service companies in the United States and internationally in connection with our vascular testing product and products under development. We face competition from numerous companies in the diagnostic area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our vascular testing product or any other future products, if and when they are approved for sale or license, or service offerings that we may develop. Our future success will depend largely upon our ability to anticipate and keep pace with developments and advances. Current or future competitors could develop alternative technologies or products or service offerings that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products or service offerings become obsolete or uncompetitive, our related revenues would decrease. This would have a material adverse effect on our business, financial condition and results of operations.
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
Moreover, as we explore other opportunities to generate revenues, which include performing risk assessment testing for physicians or insurance plans on their patient pools, we are subject to additional laws and regulations regarding the provision of such services. Although we intend to subcontract for qualified and licensed professionals to use our vascular testing product, among others, to provide risk assessment services to our customers’ patients, the provision of such services is subject to a number of laws and regulations, including with respect to patient data and other information.
The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.
The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay pre-market approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. Future reforms could require us to file new 510(k) clearances and could increase the total number of 510(k) clearance to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.
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
Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Health Care Reform Law. The Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements.
Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees.
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
In addition, the Health Care Reform Law imposes a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. Generally, the lease of a taxable medical device by the manufacturer will be treated as a sale for purposes of the medical device excise tax, and the medical device excise tax will be imposed on the portion of the lease payment that relates to the use of the taxable medical device (subject to limitation in certain circumstances). This new and significant tax burden could have a negative impact on our results of our operations. Although this tax was suspended as of January 1, 2016 for a two-year period ending December 31, 2017, and further suspended through December 31, 2019, in accordance with the continuing resolution on appropriations for fiscal year 2018, recently signed by President Trump, the potential tax burden could still be significant for 2018 and beyond, if not repealed altogether. Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.
The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
We are subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. Additionally, to the extent we maintain financial relationships with physicians and other healthcare providers, we may be subject to Federal and state physician payment sunshine laws and regulations, which require us to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The Federal False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. The Health Care Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the Federal False Claims Act and certain other false claims statutes.
We may be subject to liability under these laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including criminal and civil penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.
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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our ability to use NOLs to offset future taxable income may be subject to limitations.
As of December 31, 2017, we had federal NOL carryforwards of  $16.9 million. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
As a public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer an emerging growth company, and in particular if we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Although we are currently both an emerging growth company and smaller reporting company, and thus not yet required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, our management and other personnel will nevertheless need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly. We will need to continue to dedicate internal resources, potentially engage outside consultants and continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
We currently have material weaknesses in our internal control over financial reporting. If we are not able to remedy these deficiencies in our internal control over financial reporting, if we identify additional deficiencies or material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
In connection with their evaluation of our internal control over financial reporting for the year ended December 31, 2017, our management identified certain continuing material weaknesses in our internal control over financial reporting. Namely, a lack of controls to identify and analyze related party transactions and a lack of technical accounting competence. Our independent registered public accounting firm is not required to attest to our management’s evaluation of our internal control over financial reporting. Had our independent registered public accounting firm performed such an attestation of on our management’s evaluation of our internal control over financial reporting, additional material weaknesses may have been identified by management or our independent registered public accounting firm.
Although we implemented measures in 2016 and 2017 to remedy some of our former material weaknesses, they were not sufficient to eliminate all material weaknesses. Accordingly, we are continuing to evaluate and implement additional measures to address these continuing material weaknesses. Further, we cannot assure you that we have identified all or that we will not in the future have additional deficiencies or material weaknesses in our internal control over financial reporting. If we have additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.

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
As of December 31, 2017, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.
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
Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 63.9% of our common stock as of December 31, 2017. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Our common stock was delisted from the Nasdaq Capital Market and is trading on the over-the-counter markets, which may negatively impact the price of our common stock and our ability to access the capital markets.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
Because we outsource our manufacturing to “turn-key” manufacturers and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. Effective January 2018, we relocated our headquarters from Portland, OR to San Jose, CA, where we lease an operations fulfillment space, which also serves as our corporate headquarters address.

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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has traded on the OTCQB under the symbol “SMLR” since August 11, 2016. From February 21, 2014 until August 11, 2016, our common stock was traded on the Nasdaq Capital Market under the symbol “SMLR.” The following tables set forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock when listed on the Nasdaq Capital Market, and the high and low bid prices, reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, when listed on the OTCQB, for each period indicated.
	High	Low
Fiscal Year 2017
First Quarter	$3.25	$1.45
Second Quarter	$3.35	$2.50
Third Quarter	$4.88	$2.77
Fourth Quarter	$8.50	$4.25
	High	Low
Fiscal Year 2016
First Quarter	$2.69	$1.50
Second Quarter	$2.06	$1.12
Third Quarter	$3.50	$1.34
Fourth Quarter	$1.94	$1.28
Holders
On March 5, 2018, the closing sale price of a share of our common stock was $8.80 per share and there were 5,939,116 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 38 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities
During the year ended December 31, 2017, we did not purchase any of our equity securities.

ITEM 6.
SELECTED FINANCIAL DATA

Not applicable.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo™, which we began commercializing in August 2015. We believe our products and services position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.
In the year ended December 31, 2017, we had total revenues of  $12,452,000 and a net loss of $1,510,000 compared to total revenues of  $7,434,000 and a net loss of  $2,554,000, in 2016. In the three months ended December 31, 2017 we had a net profit of  $254,000, which was the first profitable quarter in our history.
Sources of Revenues and Expenses
Revenues
We generate revenues primarily from the rental or license of our vascular testing product, or providing diagnostic testing service to our customers. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements. We recognize revenues for providing diagnostic testing services on a per test basis to customers, as earned. We also recognize revenue for hardware and supplies sales as of the date of shipment.
Cost of revenues
Our cost of revenues for our vascular testing product consists primarily of four components: the depreciation expense of our vascular testing product for lease; the write-off of the residual value of our vascular testing products retired from active leasing; manufacturing oversight personnel costs; and other miscellaneous items, such as freight, that are not directly related to product production. Each vascular testing product unit has a depreciation schedule based on the cost of the unit. The cost of each unit is depreciated on a straight-line basis over 36 months. Each unit has its own cost of production, which varies from time to time. We believe that the cost of each unit is a function of manufacturing efficiencies, supply costs and fixed overhead expense as affected by volume of units produced, which change from time to time. When cost of production is lower, the new units have a lower monthly depreciation and decrease the average depreciation per unit per month, which means our cost of revenues is lower. Similarly, if cost of production is higher, the new units will have a higher monthly depreciation and increase the average depreciation per unit per month, which means our cost of revenues is higher. We believe growth in the number of monthly depreciation charges is predominately due to our sales and marketing efforts, which add new customers to an established customer base. The retirement of units from active leasing is primarily a function of the aggregate number of vascular testing units rented and the occurrence from time to time of system upgrades. The other costs of revenue vary primarily as a function of the aggregate number of vascular testing units rented and changes in operations such as manufacturing, delivery or maintenance.
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
Revenue Recognition
We recognize revenue from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. We recognize revenue for providing diagnostic testing services on a per test basis to customers, as earned. We also recognize revenue for hardware and supplies sales as of the date of shipment.
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
Accounting for Income Taxes
Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. The U.S. Tax Cuts & Jobs Act of 2017 reduced the U.S. corporate income tax rate to 21% effective January 1, 2018. Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more-likely-than-not be realized from the results of operations. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.
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
Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
We had revenues of  $12,452,000 for the year ended December 31, 2017, an increase of  $5,018,000, or 67.5%, compared to $7,434,000 in 2016. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of  $10,369,000 from leasing of vascular testing products in 2017, an increase of  $3,239,000 compared to $7,130,000 in 2016. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which increased $1,616,000 as compared to $467,000 in 2016. In 2016, there was a reduction in revenues of  $162,000 for WellChec™ testing services partially as an incentive to a customer to renew and expand an order for additional services from us. We did not receive any fees for WellChec™ services in 2017 or 2016.
For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenues was that the total number of installed units in the field generating monthly revenues grew 30.7%, and the average amount of revenues recognized per unit grew 11.1%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which add new customers to an established customer base. Growth in the average amount of revenues recognized per unit was attributable to changes in the mix of customers renting our vascular testing units and leasing of QuantaFlo™ units, which is higher priced than its predecessor product.

Operating expenses
We had total operating expenses of  $13,305,000 for the year ended December 31, 2017, an increase of $3,712,000, or 38.7%, compared to $9,593,000 in 2016. The primary reason for the increase in operating expenses in 2017 as compared to 2016 was due to overall growth in our business, as well as increased commissions and increased headcount of field sales support personnel to service the expanding number of customers. A portion of the increase is also due to $251,000 of impairment of fixed assets for our WellChec™ business.
Cost of revenues
We had cost of revenues of  $2,553,000 for the year ended December 31, 2017, an increase of  $680,000, or 36.3%, from $1,873,000 for 2016. As a percentage of revenues, cost of revenues decreased to 20.5% in 2017 as compared to 25.2% in 2016. The primary reasons for the increase in cost of revenues in 2017 compared to 2016 were increased costs due to increased sales volume and placement of installations in the field.
Higher aggregate depreciation of vascular units was attributable to a 30.7% increase in the number of installed units in the field incurring monthly depreciation charges corresponding to the 30.7% increase in number of installed units in the field generating monthly revenues, and an increase in average depreciation per unit per month of 10.8%.
Engineering and product development expense
We had engineering and product development expense of  $1,831,000 for the year ended December 31, 2017, an increase of  $965,000, or 111.4%, compared to $866,000 in 2016. The increase was primarily due to higher costs associated with new product development and customization efforts, along with related personnel costs.
Sales and marketing expense
We had sales and marketing expense of  $5,078,000 for the year ended December 31, 2017, an increase of  $1,251,000, or 32.7%, compared to $3,827,000 in 2016. The increase was primarily due to higher sales commissions and personnel expense in connection with the continued expansion of existing customer orders and new orders. Because we recently revised our sales team compensation plan, we now expect that commissions and bonuses will be more uniform and flat throughout the year, although we do anticipate increased expenses in the first quarter of 2018 as compared to the fourth quarter of 2017, with subsequent quarters being relatively stable.
General and administrative expense
We had general and administrative expense of  $3,843,000 for the year ended December 31, 2017, an increase of  $816,000, or 26.9%, compared to $3,027,000 in 2016. The increase was primarily due to increased personnel, legal and regulatory compliance, and other overhead expenses partially offset by some reduced expenses due to our decreased board size. A portion of the increase is also due to $251,000 of impairment of fixed assets for our WellChec™ business.
Other expense
We had other expense of  $657,000 for 2017, an increase of  $262,000, or 66.3%, compared to $395,000 in 2016. The increase was primarily due to recognition of interest and other expenses in connection with the May 2017 modification to some of our outstanding notes to extend the maturity by one year.
Net loss
For the foregoing reasons, we had a net loss of  $1,510,000 for the year ended December 31, 2017, a decrease of  $1,044,000, or 40.9%, compared to a net loss of  $2,554,000 for the year ended December 31, 2016.

Liquidity and Capital Resources
We had cash of  $1,457,000 at December 31, 2017 compared to cash of  $622,000 at December 31, 2016, and total current liabilities of  $5,140,000 at December 31, 2017 compared to $3,229,000 at December 31, 2016. As of December 31, 2017 we had negative working capital of approximately $2,257,000 as compared to $1,673,000 in 2016.
Prior to the three months ended December 31, 2017, we had incurred losses since inception as a result of costs and expenses related to our marketing and other promotional activities, continued research and development of our products and services. Our principal sources of cash have included the issuance of equity, including our February 2014 initial public offering of common stock, and private placement offerings of common stock, borrowings under loan agreements, the issuance of promissory notes, and revenues from leasing our product and selling our testing services. There is no guarantee that we will continue to generate sufficient cash from operations to remain profitable. For these reasons, our independent registered public accountants’ report for the year ended December 31, 2017 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
Although we do not have any current capital commitments, we expect that we may increase our expenditures to continue our efforts to grow our business and commercialize our products and services. Accordingly, we currently expect to make additional expenditures in both sales and marketing, and invest in our corporate infrastructure. We also expect to invest in our research and development efforts. We do not have any definitive plans as to the exact amounts or particular uses at this time, and the exact amounts and timing of any expenditure may vary significantly from our current intentions. If we are unable to generate sufficient cash from operations, we may need to obtain additional financing. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on acceptable terms should the company not sustain a profitable business with positive operating cash flow. If we are unable to raise sufficient additional funds when and if necessary, we may need to curtail making additional expenditures and could be required to scale back our business plans, or make other changes until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.
Operating activities
We generated $621,000 of net cash from operating activities for the year ended December 31, 2017 compared to using $1,804,000 of net cash in operating activities for the year ended December 31, 2016. The improvement was primarily due to changes in both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business, which affected depreciation, accrued expenses, accounts payable and trade accounts receivable, as well as new annual contracts in the latter part of 2017, which increased deferred revenue. We also modified the terms of two outstanding notes in May 2017, which resulted in accretion of non-cash interest and loss on extinguishment of debt.
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
Investing activities
We used $968,000 of net cash in investing activities for the year ended December 31, 2017, primarily attributable to purchase of assets for lease of  $924,000 and additions to property and equipment of $47,000, to support our growing business.
We used $814,000 of net cash in investing activities for the year ended December 31, 2016, primarily attributable to purchases of assets for lease of  $591,000 as well as additions to property and equipment of $223,000 to support of our growing business.

Financing activities
We generated $1,182,000 of net cash from financing activities during the year ended December 31, 2017, primarily due to proceeds from issuance of common stock of  $1,213,000 (including $633,000 from exercise of warrants, $475,000 from issuance of common stock, and $106,000 from exercise of stock options) and proceeds from loans payable of  $113,000, partially offset by cash used in payments of loans payable of  $144,000.
We generated $2,835,000 of net cash from financing activities during the year ended December 31, 2016, primarily due to proceeds from loans payable of  $2,878,000, partially offset by cash used in payments of loans payable of  $43,000.
Description of Indebtedness
In January 2016, we borrowed an aggregate of  $1.5 million from the Chang Family Trust, one of our significant stockholders and the family trust of our former director, William H.C. Chang, pursuant to two separate 2-year promissory notes. We amended the terms of the notes in May 2017 to extend the maturity date by one year to January 2019. The notes bear simple interest ($1.0 million at a rate of 10% per annum, and $0.5 million at 5% per annum) and mature January 21, 2019, as amended, with all interest payable at maturity. We may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust two-year warrants to purchase an aggregate of 228,572 shares of our common stock at an exercise price of  $1.75 per share. We amended the warrants in May 2017 to remove the requirement that stockholder approval be obtained if such exercise would result in beneficial ownership of more than 19.99%. The Chang Family Trust exercised these warrants for an aggregate 228,572 shares of our common stock in December 2017. In connection with the May 2017 amendment of such notes and warrants, we issued the Chang Family Trust warrants to acquire an aggregate of 134,616 shares of our common stock at $2.60 per share, which warrants expire January 21, 2022, three years after the maturity date of the notes, as amended.
In March 2016, we borrowed an aggregate of  $700,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 79,459 shares of our common stock at an exercise price of  $1.85 per share, which warrants were exercised in full in November 2017.
In April 2016, we borrowed an aggregate of  $160,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of  $1.85 per share, which warrants were exercised in full in December 2017.
In May 2016, we borrowed an aggregate of  $80,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of  $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock. The warrants were partially exercised in December 2017 for an aggregate 7,323 shares of our common stock. Warrants to acquire 1,758 shares remain outstanding.
In November 2016, we borrowed an aggregate of  $250,000 from an accredited investor, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of  $1.85 per share. The warrants, which were not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 9.99% of our common stock, were exercised in full in January 2018.
In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 8 to our audited financial statements appearing elsewhere in this annual report on Form 10-K for description of our outstanding indebtedness.
Off-Balance Sheet Arrangements
As of each of December 31, 2017 and 2016, we had no off-balance sheet arrangements.
Commitments and Contingencies
As of each of December 31, 2017 and 2016, other than employment/consulting agreements with our executive officers and our San Jose lease, we had no material commitments other than the liabilities reflected in our financial statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this annual report on Form 10-K.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our chief executive officer and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of material weaknesses in our internal control over financial reporting.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting: a lack of controls to identify and analyze related party transactions and a lack of technical accounting competence.
In 2017 we introduced new internal controls that remedied the previously identified material weaknesses related to segregation of duties and proper review and approval processes for accounting and reporting transactions. We will continue assessing our procedures to improve our internal control over financial reporting and address these continuing material weanesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the remedial changes discussed above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:
Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	63	Chief Executive Officer and Director	September 2012	2018
Daniel E. Conger	41	Principal Financial Officer	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	71	Director	June 2014	2020
Wayne T. Pan, M.D., Ph.D.	54	Director	May 2014	2019
Board of Directors
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
Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 50 years of experience in healthcare, with more than 30 years in leading positions with several healthcare companies. From 2001 to 2015, Dr. Leibowitz was chief medical officer and executive vice president at Health Advocate, Inc., a health advocacy and assistance company he co-founded that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation, a publicly traded telecommunications and health services company. Dr. Leibowitz continues with West Corporation as Health Advocate’s chief medical officer and president emeritus. Health Advocate Inc.’s clients include more than 12,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third-party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and including revising his chapter on Health System Navigation in the recently published Second Edition of Population Health, Creating a Culture of Wellness, edited by David Nash and others. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.
Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, and health information technology. Dr. Pan is currently an associate medical director at San Francisco Health Plan, responsible for utilization management, appeals and grievances and the care transitions program. From April 2016 to February 2018, he was a medical director in Quality of Care and Health Economics and Outcomes Research, US Medical Affairs at Genentech, Inc., a biotechnology company based in South San Francisco. From April 2015 to April 2016, Dr. Pan served as the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From October 2014 to April 2015, Dr. Pan served as medical director in the technology group of Clover Health Labs, a start-up integrated healthcare delivery system based on the East Coast that includes a hospital system, a medical group and affiliated independent physicians, and a Medicare and Medicaid health plan. From June 2014 to April 2015 he served as the Chief Medical Officer at Santa Clara County IPA (SCCIPA), a large independent physician association in Santa Clara County, California with 800 multi-specialty physicians with 80,000 covered lives in commercial (HMO/ACO) and Medicare Advantage (HMO/ACO) programs. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007 – 2008. Dr. Pan holds an M.B.A. from The Wharton School, University of Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance other than a late Form 4 due to the exercise of warrants in December 2017 by the Chang Family Trust, one of our significant stockholders.

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
ITEM 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) principal financial officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2017. As none of our named executive officers received any stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the years ended December 31, 2017 and 2016, we have omitted those columns from the table.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Award(s) ($)(2)	All Other Compensation ($)(3)	Total ($)
Douglas Murphy-Chutorian, M.D., director and chief executive officer	2017	$367,500	$305,906	$164,866	$38,773	$877,045
	2016	$367,500	$179,412	$179,134	$36,506	$762,552
Daniel E. Conger, vice president, finance	2017	$169,386	$33,877	$0	$20,862	$224,125
	2016	$157,500	$31,500	$0	$15,025	$204,025

(1)
Dr. Murphy Chutorian agreed to defer payment of a portion of his 2015 bonus and his entire 2016 bonus until January 2018. Such deferred amounts accrued additional bonus payments at a rate of 1% per month, which additional amounts are reflected in the bonus column as earned $0 for 2016 and $45,091 for 2017. Dr. Murphy-Chutorian’s 2015 and 2016 bonus including accrued additional bonus thereon was paid in December 2017. Dr. Murphy-Chutorian agreed to defer payment of 2017 bonus until January 2019. Such deferred amount accrues additional bonus payments at a rate of 1% per month.

(2)
Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

(3)
For Dr. Murphy-Chutorian and Mr. Conger, represents payment of health insurance premiums pursuant to the terms of employment agreements. For Dr. Murphy-Chutorian, in 2017 also includes $24,657 earned on deferred compensation from his consulting arrangements prior to becoming chief executive officer. All deferred compensation from Dr. Murphy-Chutorian’s consulting arrangements, including the additional $24,657, were paid as of December 31, 2017.

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
In January 2017, Dr. Murphy-Chutorian agreed to further defer payment of consulting fees owed to him as well as a portion of his 2015 bonus and his entire 2016 bonus until January 2018. Accordingly, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. As of December 31, 2017, these deferrals have been paid in full and there is no balance due.
In January 2018, Dr. Murphy-Chutorian agreed to defer payment of 2017 bonus payable to him until January 2019. Accordingly, the board of directors approved the recommendation of the compensation committee to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. Our board of directors also approved Dr. Murphy-Chutorian’s compensation arrangement for 2018, which, as recommended by the compensation committee, would be the same as 2017. Accordingly, on January 1, 2018, Dr. Murphy-Chutorian was granted a stock option to acquire 125,000 shares of our common stock at $8.00 per share, which option has a term of 10-years, and is subject to one-year cliff vesting for one-quarter of the option, and the remaining three-quarters vesting monthly vesting over three years such that it is vested in full on the four-year anniversary of the grant date.
Daniel E. Conger
On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective January 1, 2016, Mr. Conger’s base salary was increased to $157,500 with target incentive bonus of  $31,500. Effective February 18, 2016, our board appointed Mr. Conger our principal accounting officer. Effective January 1, 2017, Mr. Conger’s base salary was increased to $165,375 with target incentive bonus of  $33,075. Effective August 1, 2017, Mr. Conger’s base salary was increased to $175,000 with target incentive bonus of $35,000. Effective January 1, 2018, Mr. Conger’s base salary was increased to $200,000 with target incentive bonus of  $40,000.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2017. We have omitted certain columns from the table as we do not have any outstanding stock awards.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(2)	67,823	17,177	$2.10	11/08/2024
Douglas Murphy-Chutorian(2)	57,031	17,969	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Douglas Murphy-Chutorian(3)	59,201	65,799	$2.23	02/17/2026
Douglas Murphy-Chutorian(3)	0	125,000	$1.72	01/19/2027
Daniel E. Conger(1)	6,500	0	$0.52	11/1/2020
Daniel E. Conger(1)	6,500	0	$0.52	6/10/2021
Daniel E. Conger(1)	6,500	0	$0.52	1/5/2022
Daniel E. Conger(1)	10,000	0	$0.52	11/21/2022
Daniel E. Conger(2)	3,990	1,010	$2.10	11/08/2024
Daniel E. Conger(2)	6,208	3,792	$3.44	07/20/2025
Daniel E. Conger(2)	5,076	4,924	$2.59	12/31/2025

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

Director Compensation
The following table shows the compensation earned in the year ended December 31, 2017 by our non-employee directors. Our non-employee directors received only director fees and option awards in 2017, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “— Summary Compensation Table.”
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Herbert J. Semler, M.D.(3)	$41,250	$6,594	$47,844
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.(2)	$43,805	$6,594	$50,399
Wayne T. Pan, M.D., Ph.D.(2)	$57,010	$6,594	$63,604

(1)
Includes additional amounts earned in 2017 on deferred amounts ($3,805 for Dr. Leibowitz and $5,010 for Dr. Pan).

(2)
Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

(3)
Dr. Semler retired from service on the board effective upon the 2017 Annual Meeting of the Stockholders.

Non-Employee Director Compensation Policy
Prior to the adoption of our non-employee director compensation program in July 2014, we did not have a formal compensation plan for our directors. We did not pay our directors attendance fees, or grant them equity or other compensation for service on our board.
Our non-employee director compensation program is currently as follows:
All non-employee directors are entitled to receive an annual $30,000 retainer for service as a board member ($55,000 for non-employee chairman of the board, if any) and an annual retainer for each committee on which they serve as a member:
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

Cash payments to non-employee directors are to be paid quarterly. Cash payments will be pro-rated for directors who join the board or a board committee mid-year.
All non-employee directors will be entitled to receive the following equity compensation for their services:
•
initial grant of options to acquire 10,000 shares of common stock, which options will be fully vested on the grant date; and

•
annual grant of options to acquire 5,000 shares of common stock, which options will be fully vested on the one year anniversary of the grant date.

Annual grant amounts will be pro-rated for directors who join the board mid-year.
On December 31, 2015, Drs. Leibowitz and Pan agreed to defer payment of non-employee director compensation due to them in August 2016 until no later than December 31, 2016. In consideration for their agreement to further defer payment of compensation, such non-employee directors received fully vested options to purchase an aggregate 25,750 shares of our common stock, all of which have an exercise price of $2.56 (the closing price on the grant date) and a term of 10-years. In January 2017, Drs. Pan and Leibowitz agreed to further defer payment of non-employee director compensation due to them until January 2018. In consideration of their agreement to defer payment of compensation, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. In December 2017, Drs. Pan and Leibowitz agreed to further defer payment of non-employee director compensation due to them until January 1, 2019. In consideration of their agreement to defer payment of compensation, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts.
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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2017 of:
•
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•
each of our directors;

•
each of our named executive officers; and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 5,877,244 shares of common stock issued and outstanding as of December 31, 2017. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after December 31, 2017 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 911 Bern Court, Suite 110, San Jose, CA 95112.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,328,494	22.1%
Dr. Herbert Semler(2)	680,564	11.4%
Eric Semler	568,221	9.7%
Glenhill Advisors, LLC(3)	549,459	9.3%
Green Park & Golf Ventures, LLC(4)	373,686	6.4%
Executive Officers and Directors:
Dr. Arthur N. Leibowitz(5)	45,000	*
Dr. Douglas Murphy-Chutorian(6)	790,587	12.0%
Dr. Wayne T. Pan(7)	51,333	*
Daniel E. Conger(8)	45,799	*
All directors and officers as a group (5 persons)	1,613,283	23.7%

*
less than 1%

(1)
Represents (i) 1,193,878 shares of common stock and (ii) warrants to acquire 134,616 shares of common stock. Mr. Chang holds his securities in a family trust over which he his co-Trustee with his spouse, and with whom he shares voting and investment power over such securities. Mr. Chang’s warrants are currently exercisable.

(2)
Represents (i) 628,064 issued shares of our common stock, (ii) options to purchase 52,500 shares of our common stock held by Dr. Semler. Shares of common stock are held in family trusts, including the Semler Family Trust, over which Dr. and Mrs. Semler are co-Trustees and together share voting and investment power over such securities, as well as the Herbert J. Semler Trust.

(3)
Represents (i) 521,081 shares of common stock and (ii) a warrant to acquire 28,378 shares of our common stock, which are beneficially owned by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill

Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC. Glenn J. Krevlin, is the managing member and control person of Glenhill Advisors, LLC, and is the sole shareholder of Krevlin Management, Inc. Krevlin Management, Inc. is the managing member of Glenhill Capital Advisors, LLC, which is the investment manager of Glenhill Concentrated Long Master Fund, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the managing member of Glenhill Concentrated Long Master Fund, LLC. The address of each of Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Advisors, LLC, Glenhill Capital Management, LLC and Glenhill Concentrated Long Masterfund, LLC is Fifth Avenue, 11th Floor, New York, NY 10020.
(4)
Represents (i) 214,736 shares held directly by GPG SSF Investments LLC, or GPG SSF and (ii) 158,950 shares held directly by Green Park & Golf Ventures, LLC, or Green Park & Golf. Green Park & Golf is the managing partner of GPG SSF and consequently may be deemed to have voting control and investment discretion over securities owned by GPG SSF. Clay M. Heighten, M.D. and Carl D. Soderstrom are each a managing director of Green Park & Golf. As a result, Dr. Heighten and Mr. Soderstrom may each be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Green Park & Golf and/or GPG SSF. Each of Green Park & Golf, Dr. Heighten and Mr. Soderstrom disclaims beneficial ownership of the securities directly owned by GPG SSF, except to the extent of its or his pecuniary interests therein. Each of Dr. Heighten and Mr. Soderstrom disclaims beneficial ownership of the securities directly owned by Green Park & Golf, except to the extent of his pecuniary interests therein. The principal business address of each Reporting Person is c/o Green Park & Golf Ventures, LLC, 5910 N. Central Expressway, Suite 200, Dallas, Texas, 75206.

(5)
Represents options to acquire 45,000 shares of our common stock.

(6)
Represents (i) 63,571 shares of our common stock, (ii) options to purchase 490,802 shares of our common stock, and (iii) warrants to purchase an aggregate of 236,214 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(7)
Represents options to acquire 51,333 shares of our common stock.

(8)
Represents options to acquire 45,799 shares of our common stock.

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2017. We do not have any equity compensation plans that have not been approved by securityholders.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,660,638	2.83	880,837(1)
2007 Key Person Stock Option Plan	194,500	1.17	0
Total	1,855,138	2.69	880,837

(1)
The amount of shares available under this plan automatically increases on January 1st of each year in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Accordingly, effective January 1, 2018, the number of securities remaining available for issuance increased by 235,090 shares.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2016 to which we have been a party in which the amount involved exceeded or will exceed the lesser of  (x) $120,000 or (y) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Financings
On January 15, 2016, we issued a $1.0 million promissory note to a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee. The note bears simple interest at a rate of 10% per annum and originally matured in two years, with all interest payable at maturity. We may prepay the note at any time prior to maturity without penalty. The note must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of our common stock at an exercise price of  $1.75 per share. The warrant as issued was not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.
On January 21, 2016, we issued a $500,000 promissory note to a family trust of which William H.C. Chang, a former director and one of our principal stockholders, is a co-Trustee. The note bears simple interest at a rate of 5% per annum and originally matured in two years, with all interest payable at maturity. We may prepay the note at any time prior to maturity without penalty. The note must be repaid prior to maturity in the event of default, and we agreed not to incur additional indebtedness in excess of  $50,000 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, we issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of our common stock at an exercise price of  $1.75 per share. The warrant as issued was not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock.
On May 2, 2017, we amended the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note was extended by 12 months to January 2019, and the interest rate on the $500,000 note was increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of our common stock. This condition was removed by the amendments, and accordingly, stockholder approval was no longer required. The Chang Family Trust exercised both of these warrants for an aggregate 228,572 shares of our common stock in December 2017. In connection with the amendment, we issued the Chang Family Trust a warrant to purchase 134,616 shares of our common stock at an exercise price of  $2.60 per share, which warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended.
On November 21, 2016, we borrowed an aggregate of  $250,000 from Glenhill Concentrated Long Master Fund, LLC, one of our significant stockholders, pursuant to a two-year promissory note. The note bears a simple interest rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of

$1.85 per share. The warrants, as issued, were not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 9.99% of our common stock, were exercised in full in January 2018.
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
Consulting Fees for Services Provided
Prior to becoming a director and then chief executive officer of our company, Dr. Murphy-Chutorian performed consulting services for us. These consulting services included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. Between November 3, 2010 and September 17, 2012, and prior to his appointment to our board of directors (and later as our chief executive officer), Dr. Murphy-Chutorian invoiced us an aggregate amount of  $722,026 in consulting fees in connection with these consulting services provided to our company ($75,000, $165,000, $482,026 recorded in 2010, 2011, and 2012, respectively), payment of which was deferred by Dr. Murphy-Chutorian. We paid Dr. Murphy-Chutorian $150,000 of his receivable following the closing of our initial public offering, and began making installment payments of  $30,000 per month beginning August 2014. These installment payments ceased as of August 1, 2015 due to a deferral arrangement entered into by Dr. Murphy-Chutorian in which he agreed to be paid the remaining amount owed in one lump-sum of  $227,000 on August 1, 2016. On December 29, 2015, Dr. Murphy-Chutorian agreed to further defer this lump-sum payment until December 31, 2016. In connection with the agreement to defer payment of these fees, we granted Dr. Murphy-Chutorian options to acquire an aggregate of 180,000 shares of our common stock (in July 2015, contingent upon stockholder approval, which was obtained in October 2015) and 60,000 shares of our common stock (in December 2015). These options are now fully vested and exercisable and expire 10-years after the grant date and have an exercise price equal to the fair market value on the grant date. In January 2017, Dr. Murphy-Chutorian agreed to further defer payment of consulting fees owed to him as well a portion of his 2015 bonus and his 2016 until January 2018, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. We paid Dr. Murphy-Chutorian the entire balance of these accrued expenses in 2017.
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
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.
	Year Ended December 31,
Fee Type	2017	2016
Audit Fees	$186,425	$173,000
Audit-Related Fees	0	0
Tax Fees	29,400	33,600
All Other Fees	0	0
Total	$215,825	$206,600

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
(3)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 21, 2016).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.1	Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.2	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.4†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.5†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Robert G. McRae, dated November 1, 2010 (incorporated by reference to Exhibit 10.4 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.8†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

Exhibit No.	Description
10.9†	Sales Representative Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D. effective as of January 1, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.10	Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.11†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.12†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.13	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).
10.14†	Amended and Restated Consulting Agreement between Semler Scientific, Inc. and The Brenner Group, Inc., effective as of June 18, 2014 (incorporated by reference as Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on June 19, 2014).
10.15†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.16†	2015 Employee Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
10.17	Form of Warrant, dated December 30, 2015. (incorporated by reference to Exhibit 10.15 of our Form 10-K filed with the Securities and Exchange Commission on February 26, 2016).
10.18	Promissory Note, dated January 15, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.19	Form of Warrant, dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016).
10.20	Promissory Note, dated January 21, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
10.21	Form of Warrant, dated January 21, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).
10.22	Amendment to Promissory Notes and Warrants, dated as of May 2, 2017, by and between Semler Scientific, Inc. and the Chang Family Trust (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 4, 2017).
10.23	Form of Warrant, dated May 2, 2017, by and between Semler Scientific, Inc. and the Chang Family Trust (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on May 4, 2017).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
23.1*	Consent of BDO USA, LLP dated March 8, 2018.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

†
Indicates a management contract or compensatory plan or arrangement

(+)
The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.   FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Semler Scientific, Inc.
San Jose, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, a stockholders’ deficit, and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2013.
New York, NY
March 8, 2018

Semler Scientific, Inc.
Balance Sheets
(In thousands of U.S. Dollars, except share and per share data)
	As of December 31
	2017	2016
Assets
Current Assets:
Cash	$1,457	$622
Trade accounts receivable, net of allowance for doubtful accounts of $35 and $87 respectively	1,315	877
Prepaid expenses and other current assets	111	93
Total current assets	2,883	1,592
Assets for lease, net	1,147	875
Property and equipment, net	193	590
Long-term deposits	15	15
Total assets	$4,238	$3,072
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$488	$450
Accrued expenses	2,670	2,185
Deferred revenue	531	513
Accrued interest, current portion	196	—
Loans payable, current portion net of debt discount of $9 and $0, respectively	1,018	81
Related party loan payable, current portion net of debt discount of $13 and $0, respectively	237	—
Total current liabilities	5,140	3,229
Long-term liabilities:
Deferred rent	13	35
Accrued interest	—	71
Accrued interest – related parties	—	124
Loans payable net of debt discount of $0 and $65, respectively	26	938
Related party loan payable net of debt discount of $0 and $156, respectively	1,642	1,594
Total long-term liabilities	1,681	2,762
Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,902,244, and 5,148,568 shares issued, and 5,877,244 and 5,123,568 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	6	5
Additional paid-in capital	23,843	21,998
Accumulated deficit	(26,432)	(24,922)
Total stockholders’ deficit	(2,583)	(2,919)
Total liabilities and stockholders’ deficit	$4,238	$3,072

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Operations
(In thousands of U.S. Dollars, except share and per share data)
	For the years ended December 31
	2017	2016
Revenues	$12,452	$7,434
Operating expenses:
Cost of revenues	2,553	1,873
Engineering and product development	1,831	866
Sales and marketing	5,078	3,827
General and administrative	3,843	3,027
Total operating expenses	13,305	9,593
Loss from operations	(853)	(2,159)
Interest expense	(231)	(124)
Related party interest expense	(233)	(267)
Loss on extinguishment of loans	(179)	—
Other expense	(14)	(4)
Other expense	(657)	(395)
Net loss	$(1,510)	$(2,554)
Net loss per share, basic and diluted	$(0.28)	$(0.50)
Weighted average number of shares used in computing basic and diluted loss per share	5,405,388	5,123,568

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Stockholders’ Deficit
(In thousands of U.S. Dollars, except share and per share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares Issued	Common Stock Amount	Shares	Amount
Balance at December 31, 2015	5,148,568	$5	(25,000)	$—	$21,291	$(22,368)	$(1,072)
Warrant Fair Values	—	—	—	—	407	—	407
Stock-based Compensation	—	—	—	—	300	—	300
Net loss for 2016	—	—	—	—	—	(2,554)	(2,554)
Balance at December 31, 2016	5,148,568	$5	(25,000)	$—	$21,998	$(24,922)	$(2,919)
Private Placement	190,000	—	—	—	475	—	475
Warrant Fair Values	—	—	—	—	289	—	289
Warrant Exercises	358,676	1	—	—	632	—	633
Stock-based Compensation	—	—	—	—	343	—	343
Stock Option Exercise	205,000	—	—	—	106	—	106
Net loss for 2017	—	—	—	—	—	(1,510)	(1,510)
Balance at December 31, 2017	5,902,244	$6	(25,000)	$—	$23,843	$(26,432)	$(2,583)

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Cash Flows
(In thousands of U.S. Dollars)
	For the years ended December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,510)	$(2,554)
Reconciliation of Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of debt discount	156	185
Accretion of non-cash interest	174	—
Loss on extinguishment of debt	179	—
Depreciation	559	452
Loss on impairment of fixed assets	251	—
Loss on disposal of assets for lease	247	223
Allowance for doubtful accounts	41	108
Stock-based compensation expense	343	300
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(479)	293
Prepaid expenses and other current assets	(18)	(38)
Accounts payable	38	(389)
Accrued expenses	624	55
Deferred revenue	16	(439)
Net Cash Provided by (Used in) Operating Activities	621	(1,804)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(47)	(223)
Proceeds from sale of property and equipment	3	—
Purchase of assets for lease	(924)	(591)
Net Cash Used in Investing Activities	(968)	(814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	475	—
Proceeds from exercise of warrants	633	—
Proceeds from exercise of stock options	106	—
Proceeds from loans payable	112	2,878
Payments of loans payable	(144)	(43)
Net Cash Provided by Financing Activities	1,182	2,835
INCREASE IN CASH	835	217
CASH, BEGINNING OF PERIOD	622	405
CASH, END OF PERIOD	$1,457	$622
Cash paid for interest	$13	$8
Supplemental disclosure of noncash financing activity:
Reclassification of accrued interest to debt upon extinguishment	$162	$—
Fair value of warrants issued to lenders	$289	407

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Notes to Financial Statements
(In thousands of U.S. Dollars, except share and per share data)
1.
The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company is an emerging growth company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. In 2011, the Company began commercializing its first patented and U.S. Food and Drug Administration (“FDA”) cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). In March 2015, the Company received FDA 510(k) clearance for the next generation version of its product, QuantaFlo™, which the Company commercially launched in August 2015. The Company has one operating segment and generates revenues domestically primarily through direct licensing to direct customers. The Company is based in San Jose, California.
2.
Going Concern

From inception through the third quarter of 2017, the Company incurred recurring losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, and continued research and development of its products. As of December 31, 2017, the Company has negative working capital of  $2,257, cash of  $1,457 and stockholders’ deficit of  $2,583. The Company’s principal sources of cash have included the issuance of equity securities, to a lesser extent, borrowings under loan agreements and revenues from leasing its product. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to maintain profitability.
The Company’s financial statements as of December 31, 2017 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.
3.
Summary of Significant Accounting Policies and Estimates

Basis for Presentation
The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include revenue recognition, allowance for doubtful accounts, valuation of equipment on lease, deferred tax asset valuation allowance, stock-based compensation and valuation of warrants. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Revenue Recognition
The Company generates revenues primarily from the rental or license of its vascular testing product, or providing diagnostic testing service to its customers. The Company recognizes revenues from the licensing of its vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. The Company’s arrangements with customers for its vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement. The Company recognizes revenues for providing diagnostic testing services on a per test basis to customers, as earned. The Company also recognizes revenue for hardware and supplies sales as of the date of shipment.
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
Assets for Lease
Assets for lease are recorded at cost. At December 31, 2017 and 2016, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2017 and 2016, there were no impairment indicators.
Property and Equipment
Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as cost of revenues for WellChec™ capital assets and depreciation for all other capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

At December 31, 2017 and 2016, capital assets are classified into one of the following categories:
Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company
At December 31, 2017 and 2016, capital assets are depreciated based on the following estimated useful life for each category:
Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2017, there was an impairment of the fixed assets used in the WellChec™ business, and, as a result, the Company recorded an impairment of  $251 of WellChec™ equipment to general and administrative expense. There was no such impairment in 2016.
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
The financial instruments of the Company consist primarily of cash, accounts receivable, accounts payable, and loans payable. The carrying amounts of these items are considered a reasonable estimate of fair value at December 31, 2017 and 2016 due to their short-term nature and their market interest rates.
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
Debt Discounts
In 2016, the Company secured promissory notes from various accredited investors. These accredited investors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of  $407 at issuance which was recorded as debt discount. These debt discounts are being amortized to interest expense over the two-year life of the loan. The Company recognized $156 and $185 of interest expense associated with these discounts in 2017 and 2016, respectively. See Note 8.
Research and Development
The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of its products and services. Such expenses include salaries and related employee benefits, and fees paid to external service providers.
Stock-Based Compensation
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of each option grant or stock award that is expected to vest over the estimated period of service and vesting. The Company uses the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected volatility. Through 2016, the Company also estimated the forfeiture rate of such awards during the requisite service period. In 2017, upon the adoption of ASU 2016-09, the Company records the forfeitures as they occur. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2017 and 2016.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax bases of existing assets and liabilities and net operating loss (“NOL”) carry forwards, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. The U.S. Tax Cuts & Jobs Act of 2017 reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. In addition, NOLs generated after December 31, 2017 are carried forward indefinitely with yearly NOL utilization limited to 80% of taxable income. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forward and deferred tax assets will not be realized. The estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), given the amount and complexity of the changes in tax law resulting from the tax legislation, the Company has not finalized the accounting for the income tax effects of the tax legislation. This includes

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

the provisional amounts recorded related to the re-measurement of the deferred taxes and the change to its valuation allowance. The impact of the tax legislation may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculation, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the tax legislation.
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for the Company’s annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard in fiscal year 2017. The adoption of this standard did not have a material impact on its financial statements.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s year ending December 31, 2019 with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The Company will adopt the new standard using the modified retrospective method in the first quarter of fiscal year 2019. The Company is currently evaluating the effect the new standard will have on its financial statements. The new standard will impact how the Company recognizes revenue under its various contracts and in some cases may accelerate revenue recognition on certain elements on the contract while delaying revenue recognition on other elements and/or deliverables in the contract.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. The amendments in this update require that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018, with earlier application permitted, and is not expected to have a significant effect on the Company’s financial position other than reclassification of any short-term deferred tax attributes. The Company will adopt the new standard in fiscal year 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard is not anticipated to have a material impact on its financial statements.
In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company generally does not lease equipment or other capital assets, but does lease some of its facilities. The Company is currently evaluating the impact that this new standard will have on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard is effective for the Company’s fiscal years beginning after December 15, 2020. The Company will adopt the new standard in fiscal year 2021. The Company is currently evaluating the effect the new standard will have on its financial statements.
4.
Assets for Lease, net

Assets for lease consist of the following:
	As of December 31,
	2017	2016
Assets for lease	$1,847	$1,361
Less: accumulated depreciation	(700)	(486)
Assets for lease, net	$1,147	$875

Depreciation expense amounted to $367 and $323 for the years ended December 31, 2017 and 2016, respectively. Reduction to accumulated depreciation for returned items was $152 and $287 for the years ended December 31, 2017 and December 31, 2016, respectively. The Company recognized a loss on disposal of assets for lease in the amount of  $247 and $223 for the years ended December 31, 2017 and 2016, respectively.
5.
Property and Equipment, net

Capital assets consist of the following:
	As of December 31,
	2017	2016
Capital assets	$322	$760
Less: accumulated depreciation	(129)	(170)
Capital assets, net	$193	$590

Depreciation expense amounted to $192 and $133 for the years ended December 31, 2017 and 2016, respectively. In addition to depreciation expense, the Company recorded an impairment on fixed assets purchased for its WellChec™ business of  $251 for the year ended December 31, 2017. Associated with this impairment to operating expenses, which was recorded to general and administrative expense, there was a reduction to accumulated depreciation of  $233 and a reduction to capital assets of  $484 for the year ended December 31, 2017. There was no impairment recorded for the year ended December 31, 2016.
6.
Accrued Expenses

Accrued expenses consist of the following:
	As of December 31,
	2017	2016
Offering Costs	$0	$227
Compensation	2,275	1,481
Board of Director Fees	148	182
Miscellaneous Accruals	247	295
Total Accrued Expenses	$2,670	$2,185

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The accumulated offering costs that were accrued pertain to consulting fees associated with securing equity financing for the Company prior to its initial public offering. Prior to becoming Chief Executive Officer (“CEO”), the Company’s current CEO performed consulting services for the Company, which included managing finance, sales, marketing, operational and strategic planning for the Company, as well as assistance and strategic guidance in securing financing. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2018. All of these offering costs were paid as of December 31, 2017.
Three employees, including the CEO, agreed to further defer amounts accrued to them as of December 31, 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2019.
Two members of the Company’s board of directors have agreed to further defer fees earned from August 2016 to July 2016. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2018 to no later than January 1, 2019.
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
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2016, one customer accounted for 43.6% of the Company’s revenue. As of December 31, 2016, two customers accounted for 56.0% and 13.7% of the Company’s accounts receivable, respectively. For the year ended December 31, 2017, two customers accounted for 55.0% and 11.1% of the Company’s revenue. As of December 31, 2017, two customers accounted for 56.6% and 23.9% of the Company’s accounts receivable, respectively.
As of December 31, 2017 and 2016 the allowance for doubtful accounts was $35 and $87, respectively.
8.
Commitments and Contingencies

Facilities Leases
The Company recognized facilities lease expenses of  $67 and $70 for the years ended December 31, 2017 and 2016, respectively.
On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates total future lease payments of  $18.0 for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

$15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of total future sublease payments of  $16.5 for the year ended December 31, 2018.
Loans Payable
	December 31, 2017		December 31, 2016
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust	$1,126		$1,000
Chang Family Trust	516		500
Glenhill Concentrated Long Master Fund, LLC		$250	250
Other Loans
Accredited Investor		700	700
Accredited Investor		160	160
Accredited Investor		80	80
Ascentium Capital, LLC		22		$22
Ascentium Capital, LLC	16	26	42	24
Royal Bank America Leasing, L.P.		28		25
Ascentium Capital, LLC	10	11	21	10
Total	1,668	1,277	2,753	81
Debt Discounts	—	(22)	(221)	—
Total, net of debt discounts	$1,668	$1,255	$2,532	$81

Loans from Related Parties
On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan, which initially had a 24-month term, at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of  $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of  $1.75 per share. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan.
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
On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of  $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans which resulted in a loss on extinguishment of  $179 as recorded in the statements of operations.
On November 21, 2016, the Company entered into a loan agreement with Glenhill Concentrated Long Master Fund, LLC, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan, and the warrants were exercised in full in January 2018.
Other Loans
On March 31, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $700 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $700 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan. The warrants were exercised in full in November 2017.
On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan, and the warrants were exercised in full in December 2017.
On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $80 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan, and the warrants were partially exercised in December 2018.
The Company uses the Black-Scholes pricing model to determine the fair market value of warrants. The fair market value of each warrant is estimated on the date of grant. The fair value of warrants issued in conjunction with the related party loans during 2017 was $289. The fair value of all warrants issued in conjunction with the promissory notes during 2016 was $407. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
	For the year ended December 31,
	2017	2016
Expected term (in years)	4.75	2
Risk-free interest rate	1.27%	0.73 – 0.89%
Expected volatility	104.6%	97.7 – 99.0%
Expected dividend rate	0%	0%
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
On July 1, 2016, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $39 loan for a 12-month term at a fixed interest rate of 8.9% per annum. to finance its upfront software licensing fee. The Company had no obligation to make any payments during the first three months, and agreed to pay $4.6 of principal and accrued interest for each of the last 9 months of the term. The loan was able to be prepaid at any time prior to maturity without penalty. The agreement provided for customary events of default. The Company repaid this loan in full at maturity and it is no longer outstanding.

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
On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $140 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $37. The second installment for $47 was disbursed in July 2017, and the third installment for $56 will be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months (July 2016 through July 2017), $4.4 of principal and accrued interest for each of months 13-24 (July 2017 through July 2018), and $5.3 of principal and accrued interest for each of months 25-36 (July 2018 through July 2019). The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.
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
On April 1, 2017, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $63 loan for a 12-month term at a fixed interest rate of 10.3% per annum to finance its upfront software licensing fee. The Company agreed to pay $5.6 of principal and accrued interest for each month of the term. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. As of the date of this filing, the Company is in compliance with all terms of this loan.
For the years ended December 31, 2017 and 2016, interest expense was $464 and $391 respectively, which included amortization of the debt discount of  $156 and $185, respectively.
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
9.
Stockholders’ Deficit

Authorized Capital
On October 30, 2015, the Company amended and restated its certificate of incorporation and now has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of  $0.001 per share.
A.
Common Stock

Issuance of Common Stock
On January 23, 2017, the Company issued and sold 40,000 shares of its common stock to Glenhill Concentrated Long Master Fund, LLC, one of its significant stockholders, pursuant to a stock purchase agreement for $100, which was paid in cash. On February 13, 2017, the Company issued and sold an aggregate of 150,000 shares of its common stock to two accredited investors, including GPG RM Investment, LLC, an affiliate of one of its significant stockholders, pursuant to separate stock purchase agreements for an aggregate purchase price of  $375, which was paid in cash.
Voting Rights of Common Stock
Each holder of shares of Common Stock is entitled to one vote for each share held.
Common Stock Warrants
In December 2015, the Company issued an accredited investor two-year warrants to purchase an aggregate of 28,000 shares of common stock at an exercise price of  $1.75 per share. The warrants were not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. This warrant was exercised in full in December 2017.
In January 2016, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of  $1.75 per share. The warrants as issued were not exercisable absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. Also in January 2016, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of common stock at an exercise price of  $1.75 per share. The warrants as issued were not exercisable absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The 19.99% limitation was removed by the amendments discussed in Note 8. These warrants were exercised in full in December 2017.
In March 2016, the Company issued an accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. This warrant was exercised in full in November 2017.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

In April 2016, the Company issued an accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. This warrant was exercised in full in December 2017.
In May 2016, the Company issued an accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. This warrant was partially exercised in December 2017. There are 6,355 shares that remain available for future exercise.
In November 2016, the Company issued an accredited investor a two-year warrant to purchase an aggregate of 28,378 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. This warrant was exercised in full in January 2018.
On May 2, 2017, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of  $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022. As part of the loan amendment discussed in Note 8, the fair value of the warrants are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans, which resulted in a loss on extinguishment of  $179 as recorded in the statements of operations.
Common Stock
For the years ended December 31, 2017 and 2016, a total of 2,382,444 and 2,800,883 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:
	Year ended December 31,
	2017	2016
Common stock warrants	527,306	751,366
Options	1,855,138	2,049,517
Total	2,382,444	2,800,883

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
In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2017, there were no shares available for future stock-based compensation grants under the 2007 Plan and 880,837 shares of an aggregate total of 2,548,526 shares available for future stock-based compensation grants under the 2014 Plan.
Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2017 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2017 and 2016 is as follows:
	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	1,909,911	$2.58	8.56	$813
Options granted	160,000	2.23
Options forfeited/cancelled	(20,394)	2.23
Balance, December 31, 2016	2,049,517	$2.58	7.66	$306
Options granted	180,000	2.10
Options exercised	(205,000)	0.52
Options forfeited/cancelled	(169,379)	3.41
Balance, December 31, 2017	1,855,138	$2.69	7.48	$9,850
Exercisable as of December 31, 2016	1,643,417	$2.60	7.66	$306
Exercisable as of December 31, 2017	1,465,611	$2.78	7.27	$7,646
The total compensation cost related to unvested stock option awards not yet recognized was $633 as of December 31, 2017. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.2 years. The total number of unvested shares was 389,527 and 406,100 as of December 31, 2017 and 2016, respectively. The total estimated grant date fair value of unvested options was $1,290 and $1,092 as of December 31, 2017 and 2016, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2017 and 2016 was $343 and $300, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2017 is $1.61 per share or an aggregate grant date fair value of  $290. The weighted average grant date fair value of options granted during the year ended December 31, 2016 is $1.43 per share or an aggregate grant date fair value of  $229. The weighted average grant date fair value of options forfeited during the year ended December 31, 2017 was $382. The weighted average grant date fair value of options forfeited during the year ended December 31, 2016 was $30.
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
In January 2017, the Company’s Compensation Committee granted options to the board of directors, including the CEO, to acquire an aggregate of 140,000 shares under the 2014 plan. Of these, 15,000 options vest annually on the 1-year anniversary of the grant date. The remaining 125,000 shares vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

In March 2017, the Company’s Compensation Committee granted options to an employee to acquire 30,000 shares under the 2014 plan. The shares vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.
In May 2017, the Company’s Compensation Committee granted options to a consultant to acquire 5,000 shares under the 2014 plan. The shares vest monthly over 12 months such that they are vested in full on the one-year anniversary of the grant date.
In October 2017, the Company’s Compensation Committee granted options to a consultant to acquire 5,000 shares under the 2014 plan. The shares vest monthly over 48 months such that they are vested in full on the four-year anniversary of the grant date.
Determining the Fair Value of Stock Options
The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
	Year ended December 31,
	2017	2016
Expected term (in years)	5	5
Risk-free interest rate	1.94 – 2.07%	1.28%
Expected volatility	98.6 – 106.2%	99.9%
Expected dividend rate	0%	0%
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
Forfeiture — For 2016 the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. The Company used historical data to estimate pre-vesting forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. All stock-based payment awards were amortized on a straight-line basis over the requisite service periods of the awards, which were generally the vesting periods. If the Company’s actual forfeiture rate was materially different from its estimate, the stock-based compensation expense could have been significantly different from what the Company recorded in the current period. Following the adoption of ASU 2016-09, the Company no longer estimates forfeitures at the time of grant but records the forfeitures as they occur.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of  $343 and $300 as it relates to stock-based compensation for the years ended December 31, 2017 and 2016, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:
	Year ended December 31,
	2017	2016
Cost of Revenues	$2	$2
Engineering and Product Development	48	47
Sales and Marketing	93	94
General and Administrative	200	157
Total	$343	$300

11.
Income Taxes

The components of the provision for income taxes are as follows:
	2017	2016
Current tax provision:
Federal	$—	$—
State	15	10
Deferred tax provision:
Federal	—	—
State	—	—
Total	$15	$10

These tax expenses are included in other expense in the statements of operations.
A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2017 and 2016 are as follows:
	2017	2016
Federal statutory rate	21.00%	34.00%
State income tax rate, net of federal benefit	15.00%	(0.2)%
Change in valuation allowance	134.91%	(26.85)%
Change in U.S. Corporate Tax Rate (2017 U.S. Tax Act)	(171.36)%	—
Other	(0.41)%	(7.26)%
Effective income tax rate	(1.15)%	(0.31)%

Deferred tax assets are comprised of the following at December 31:
	2017	2016
Net operating loss carryforwards	4,277	5,730
Deferred revenue	137	194
Depreciation and amortization	23	30
Stock based compensation	635	1,089
Accrual and reserves	291	117
Research and development credits, net of tax reserve	92	96
Total gross deferred tax assets	5,455	7,256
Less valuation allowance	(5,455)	(7,256)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for December 31, 2017 was a decrease of  $1,801. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a full valuation allowance on its deferred tax asset balances in the current year.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Federal and California tax laws impose significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership of the Company, as defined by Code Section 382 (“Section 382”). The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed.
The Company has NOL carryforwards for federal and California income tax purposes of approximately $16,946 and $8,044, respectively, as of December 31, 2017. The federal NOL carryforwards, if not utilized, will expire beginning in 2032. The state NOL carryforwards, if not utilized, will expire beginning in 2031. Under The U.S. Tax Cuts & Jobs Act, passed into law in December 2017 and effective January 1, 2018, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income.
As of December 31, 2017, and 2016, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations that were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2017 and 2016. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.
The Company’s tax years beginning in 2013 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2014 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2012 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2017.
The U.S. Tax Cuts & Jobs Act reduced the U.S. corporate income tax rate from 34% to 21%. Consequently, the Company recorded a decrease to deferred taxes to the 21% corporate income tax rate of $2,288, which was offset by valuation allowance for the year ended December 31, 2017.
12.
Net loss per share, basic and diluted

The following table presents the calculation of basic and diluted net loss per share:
	Year ended December 31,
	2017	2016
Net loss	$(1,510)	$(2,554)
Weighted average shares outstanding	5,405,388	5,123,568
Basic and diluted loss per share	$(0.28)	$(0.50)

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
	Year ended December 31,
	2017	2016
Weighted average shares outstanding:
Common stock warrants	747,121	387,599
Options	2,094,903	2,044,902
Total	2,842,024	2,732,501

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 8, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Name	Title	Date
/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
/s/ Daniel Conger Daniel Conger	Vice-President, Finance (Principal Accounting Officer)	March 8, 2018
/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 8, 2018
/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 8, 2018