Form 10-Q
period 2018-03-31
Semler Scientific, Inc.
filed 2018-05-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1367393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

911 Bern Court, Suite 110 San Jose, CA 95112
(Address of principal executive offices) (Zip Code) (877) 774-4211

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2018, there were 5,954,689 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2018. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)
	For the three months ended March 31
	2018	2017

Revenues	$4,463	$2,055

Operating expenses:
Cost of revenues	704	540
Engineering and product development	367	439
Sales and marketing	1,705	988
General and administrative	874	838
Total operating expenses	3,650	2,805

Income (loss) from operations	813	(750)

Interest expense	(31)	(73)
Related party interest expense	(75)	(43)
Other expense	(1)	(5)
Other expense	(107)	(121)

Net income (loss)	$706	$(871)
Net income (loss) per share:
Basic	$0.12	$(0.17)
Diluted	$0.10	$(0.17)
Weighted average number of shares used in computing earnings (loss) per share:
Basic	5,924,701	5,231,208
Diluted	7,280,492	5,231,208

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) March 31,	December 31,
	2018	2017

Assets

Current Assets:
Cash	$419	$1,457
Trade accounts receivable, net of allowance for doubtful accounts of $35 and $35, respectively	2,377	1,315
Prepaid expenses and other current assets	204	111
Total current assets	3,000	2,883

Assets for lease, net	1,039	1,147
Property and equipment, net	203	193
Long-term deposits	15	15
Total assets	$4,257	$4,238

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$341	$488
Accrued expenses	2,284	2,670
Deferred revenue	800	531
Accrued interest	47	168
Accrued interest – related party	34	28
Loans payable net of debt discount of $1 and $9, respectively	298	1,018
Related party loans payable net of debt discount of $9 and $13, respectively	1,948	237
Total current liabilities	5,752	5,140

Long-term liabilities:

Deferred rent	13	13
Loans payable, less current portion	16	26
Related party loans payable, less current portion	-	1,642
Total long-term liabilities	29	1,681

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,969,834 and 5,902,244 shares issued, and 5,944,834 and 5,123,568 outstanding (treasury shares of 25,000 and 25,000), respectively	6	6
Additional paid-in capital	24,211	23,843
Accumulated deficit	(25,741)	(26,432)

Total stockholders' deficit	(1,524)	(2,583)

Total liabilities and stockholders' deficit	$4,257	$4,238

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Three months ended March 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$706	$(871)

Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization of debt discount	13	51
Accretion of non-cash interest	65	-
Depreciation	121	134
Loss on disposal of assets for lease	69	88
Allowance for doubtful accounts	3	4
Stock-based compensation expense	193	78
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,064)	(308)
Prepaid expenses and other current assets	(93)	(24)
Accounts payable	(147)	(140)
Accrued expenses	(501)	203
Deferred revenue	269	280
Net Cash Used in Operating Activities	(366)	(505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(34)	(3)
Purchase of assets for lease	(58)	(399)
Net Cash Used in Investing Activities	(92)	(402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	475
Exercise of warrants	64	-
Exercise of stock options	95	-
Payments of loans payable	(739)	(31)
Net Cash Provided by (Used in) Financing Activities	(580)	444

DECREASE IN CASH	(1,038)	(463)
CASH, BEGINNING OF PERIOD	1,457	622

CASH, END OF PERIOD	$419	$159
Cash paid for interest	$142	$3

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. The amendments in this update require that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018, with earlier application permitted. The Company adopted the new standard in the first quarter of 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. This ASU requires modification accounting for a change in terms or conditions of a share-based payment award only if the fair value, the vesting condition, or the classification of the award (as liability or equity) changes as a result of the changes in terms or conditions. The amendments, which are to be applied prospectively to modifications after adoption, are effective for the Company's annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 and it did not have a material effect on the Company's financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s year ending December 31, 2019 with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company will adopt the new standard effective January 1, 2019, using the modified retrospective transition method. The Company is currently evaluating the impact that this new standard will have on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard is effective for the Company’s fiscal years beginning after December 15, 2020. The Company will adopt the new standard in fiscal year 2021. The Company is currently evaluating the effect the new standard will have on its financial statements.

2.	Going Concern

From inception through the third quarter of 2017, the Company incurred recurring losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, and continued research and development of its products. The Company generated a net profit in the three months ended March 31, 2018. As of March 31, 2018, the Company has negative working capital of $2,752, cash of $419 and stockholders’ deficit of $1,524. The Company’s principal sources of cash have included the issuance of equity securities, to a lesser extent, borrowings under loan agreements and revenues from leasing its products. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to maintain profitability.

The Company’s financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenues or raise additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional revenues that the Company may be able to generate nor any additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	March 31, 2018	December 31, 2017

Assets for lease	$1,804	$1,847
Less: accumulated depreciation	(765)	(700)
Assets for lease, net	$1,039	$1,147

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Depreciation expense amounted to $97 and $87 for the three months ended March 31, 2018 and March 31, 2017, respectively. Reduction to accumulated depreciation for returned items was $33 and $49 for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $69 and $88 for the three months ended March 31, 2018 and 2017, respectively.

4.	Property and Equipment, net

Capital assets consist of the following:

	March 31, 2018	December 31, 2017

Capital assets	$356	$322
Less: accumulated depreciation	(153)	(129)
Capital assets, net	$203	$193

Depreciation expense amounted to $24 and $47 for the three months ended March 31, 2018 and 2017, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017

Compensation (1)	$2,019	$2,275
Board of directors fees (2)	96	148
Miscellaneous accruals	169	247
Total accrued expenses	$2,284	$2,670

____________________

1. The balance of accrued compensation includes normal accruals for commissions, bonuses, paid time off and other accrued payroll items. In addition, three employees, including the Company’s Chief Executive Officer (“CEO”), agreed to further defer amounts accrued to them as of December 31, 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2019. As of March 31, 2018, the balance of these deferred amounts plus additional 1% accruals was $805.

2. Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2018 to no later than January 1, 2019.

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

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2017, two customers accounted for 48.5% and 18.2% of the Company’s revenue. As of March 31, 2017, two customers accounted for 53.9% and 19.2% of the Company’s accounts receivable. For the three months ended March 31, 2018, two customers accounted for 58.2% and 11.9% of the Company’s revenue. As of March 31, 2018, three customers accounted for 51.7%, 19.8% and 15.1% of the Company’s accounts receivable.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

7.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $17 for the three months ended March 31, 2018 and 2017, respectively.

On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and was effective through January 31, 2018. Payments required under the terms of the lease were $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The Company anticipates no future lease payments for the year ended December 31, 2018. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and was effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease were $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The Company anticipates receipt of no future payments for the year ended December 31, 2018.

Loans Payable

	March 31, 2018		December 31, 2017
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust		$1,171	$1,126
Chang Family Trust		536	516
Glen J. Krevlin		250		$250

Other Loans
Accredited Investor		-		700
Accredited Investor		160		160
Accredited Investor		80		80
Ascentium Capital, LLC		15		22
Ascentium Capital, LLC	$9	27	16	26
Royal Bank America Leasing, L.P.		6		28
Ascentium Capital, LLC	7	11	10	11

Total	16	2,256	1,668	1,277
Debt Discounts	-	(10)	-	(22)
Total, net of debt discounts	$16	$2,246	$1,668	$1,255

Loans from Related Parties

On January 15, 2016, the Company entered into a loan agreement with the Chang Family Trust, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $1,000 unsecured loan, which initially had a 24-month term, at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $1,000 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in December 2017 and are no longer outstanding. As of the date of this filing, the Company is in compliance with all terms of this loan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

On January 21, 2016, the Company entered into a second loan agreement with the Chang Family Trust. Pursuant to this loan agreement, the Company obtained a $500 unsecured loan, which initially had a 24-month term at a fixed interest rate of 5% per annum. Under this loan agreement, the Company will pay $500 of principal plus all accrued and unpaid interest at maturity. The Company may prepay the notes at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default, and the Company agreed not to incur additional indebtedness in excess of $50 without the lender’s prior consent, which is not to be unreasonably withheld. In connection therewith, the Company issued the Chang Family Trust a two-year warrant to purchase 114,286 shares of its common stock at an exercise price of $1.75 per share. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in December 2017 and are no longer outstanding. As of the date of this filing, the Company is in compliance with all terms of this loan.

On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants were considered in the calculation when determining whether this amendment resulted in a modification or extinguishment of the original loans in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans which resulted in a loss on extinguishment of $179 as recorded in the statements of operations.

On November 21, 2016, the Company entered into a loan agreement with Glen J. Krevlin, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan, and the warrants were exercised in full in January 2018.

Other Loans

On March 31, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $700 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $700 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in November 2017. During the quarter ended March 31, 2018, the Company has paid this loan and all associated interest in full.

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were partially exercised in November 2017, and the remainder were exercised in full in December 2017. As of the date of this filing, the Company has paid this loan and all associated interest in full.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $80 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were partially exercised in December 2017 for an aggregate of 7,323 shares of our common stock with the remainder being exercised in March 2018. As of the date of this filing, the Company is in compliance with all terms of this loan.

The Company uses the Black-Scholes pricing model to determine the fair value of warrants. The fair value of each warrant is estimated on the date of grant. There were no warrants issued during the three months ended March 31, 2018 or during the three months ended March 31, 2017.

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

On April 1, 2017, the Company entered into a software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $63 loan for a 12-month term at a fixed interest rate of 10.3% per annum to finance its upfront software licensing fee. The Company agreed to pay $5.6 of principal and accrued interest for each month of the term. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. In April 2018, the Company repaid this loan and it is no longer outstanding.

For the three months ended March 31, 2018 and 2017, interest expense was $106 and $116, respectively, which included amortization of the debt discount of $13 and $51, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4%d of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares for the quarter ending March 31, 2018.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2018, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 986,860 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2018 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2018 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2018	1,855,138	$2.69	7.48	$9,850
Options granted	135,000	8.00
Options exercised	(34,615)	2.74
Options forfeited/canceled	(5,933)	3.48
Balance, March 31, 2018	1,949,590	$3.05	7.42	$11,103
Exercisable as of March 31, 2018	1,529,794	$2.75	7.11	$9,174

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The total compensation cost related to unvested stock option awards not yet recognized was $1,265 as of March 31, 2018. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.49 years. The estimated fair value of option shares vested during the quarters ended March 31, 2018 and 2017 was $208 and $78, respectively. The weighted average fair value of options granted during the quarters ended March 31, 2018 and 2017 was $5.97 and $1.52 per share, respectively, or an aggregate grant date fair value of $806 and $258, respectively.

On January 2, 2018 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018 the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of $39 during the quarter ended March 31, 2018.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended March 31,
	2018	2017
Expected term (in years)	5	5
Risk-free interest rate	2.2%	1.95 – 2.02%
Expected volatility	0.99%	1.04 – 1.06%
Expected dividend rate.	0%	0%

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

Forfeiture — Beginning in the first quarter of 2017, the Company implemented ASU 2016-09, and elected to true-up calculations at the time of forfeiture, rather than creating an estimate at the time of option issuance.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of $193 and $78 as it relates to stock-based compensation for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
	2018	2017
Cost of Revenue	$1	$1
Engineering and Product Development	8	12
Sales and Marketing	29	21
General and Administrative	155	44
Total	$193	$78

9.	Net Income (Loss) Per Share, Basic and Diluted

Basic earnings (loss) per share (“EPS”) represent net income (loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

Basic and diluted net EPS is calculated as follows:

	Three months ended March 31,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	5,924,701	$706	$0.12	5,231,208	$(871)	$(0.17)
Common stock warrants	225,154	-		-	-
Common stock options	1,130,637	-		-	-
Diluted EPS	7,280,492	$706	$0.10	5,231,208	$(871)	$(0.17)

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the quarters ended March 31, 2018 and 2017 because including them would have been anti-dilutive:

	Three months ended March 31,
Weighted average shares outstanding:	2018	2017
Common stock warrants	71,500	751,366
Common stock options	135,000	2,044,184
Total	206,500	2,795,550

10.	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2017, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

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

In the three months ended March 31, 2018, we had total revenue of $4,463,000 and a net profit of $706,000 compared to total revenue of $2,055,000 and a net loss of $871,000 in the same period in 2017.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

We had revenues of $4,463,000 for the three months ended March 31, 2018, an increase of $2,408,000, or 117%, compared to $2,055,000 in the same period in 2017. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of $3,716,000 from leasing of vascular testing products for the first quarter of 2018, an increase of $1,738,000 compared to $1,977,000 for the corresponding period of 2017. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which increased to $747,000 in 2018 as compared to $78,000 in 2017.

For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in revenues was that the total number of installed units in the field generating monthly license revenues grew 71%, and the average amount of revenues recognized per unit grew 10%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Growth in the average amount of revenues recognized per unit was attributable to changes in the mix of customers leasing the higher-priced QuantaFlo™ vascular testing units instead of its predecessor product, which was lower-priced.

Operating expenses

We had total operating expenses of $3,650,000 for the three months ended March 31, 2018, an increase of $845,000, or 30%, compared to $2,805,000 in the same period in 2017. The primary reason for the increase in the first quarter of 2018 as compared to the prior year period was due to overall growth in our business, increased compensation of the sales team, in part due to the adjustment in the sales team compensation plan disclosed last quarter, which we anticipate will lead to a more uniform and flat payout over the year, and increased headcount of field sales and technical support personnel to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $704,000 for the three months ended March 31, 2018, an increase of $164,000, or 30%, from $540,000 for the same period in the previous year. The primary reasons for the increase in cost of revenues in the first quarter of 2018 compared to the same period in 2017 were increased costs due to increased sales volume and placement of installations in the field. As a percentage of revenues, cost of revenues decreased to 16% in the first quarter 2018 as compared to 26% in corresponding period of 2017.

Engineering and product development expense

We had engineering and product development expense of $367,000 for the three months ended March 31, 2018, a decrease of $72,000, or 16%, compared to $439,000 in the same period in 2017. The decrease was primarily due to lower costs associated with new product development and customization efforts that are nearing completion, partially offset by increased personnel costs.

Sales and marketing expense

We had sales and marketing expense of $1,705,000 for the three months ended March 31, 2018, an increase of $717,000, or 73%, compared to $988,000 in the same period in 2017. The increase was primarily due to higher sales compensation and personnel expense in connection with the continued expansion of existing customer orders, new orders and marketing activities, as well as implementation of our new sales team compensation plan. Because we recently revised our sales team compensation plan, we now expect that accrued bonuses will be more uniform and flat on a quarterly basis throughout the year.

General and administrative expense

We had general and administrative expense of $874,000 for the three months ended March 31, 2018, an increase of $36,000, or 4%, compared to $838,000 in the same period in 2017. The increase was primarily due to increased personnel and travel expenses associated with the needs of a growing business, partially offset by decreased legal, audit, insurance, tech support, Board compensation, and uncollectable accounts expenses.

Other expense

We had other expense of $107,000 for the three months ended March 31, 2018, a decrease of $14,000, or 12%, compared to $121,000 in the same period in 2017. The decrease was primarily due to decrease of interest associated with retirement of notes payable, income tax and other expenses.

Net profit/loss

For the foregoing reasons, we had a net profit of $706,000, or $0.12 per basic share and $0.10 per diluted share, for the three months ended March 31, 2018, an increase of $1,577,000, or 181%, compared to a net loss of $871,000, or $0.17 per share basic and diluted, for the same period in 2017.

Liquidity and Capital Resources

We had cash of $419,000 at March 31, 2018 compared to $1,457,000 at December 31, 2017, and total current liabilities of $5,752,000 at March 31, 2018 compared to $5,140,000 at December 31, 2017. As of March 31, 2018 we had negative working capital of approximately $2,752,000.

Prior to the three months ended December 31, 2017, we had incurred losses since inception as a result of costs and expenses related to our marketing and other promotional activities, and continued research and development of our products and services. Our principal sources of cash have included the issuance of equity, including our February 2014 initial public offering of common stock, and private placement offerings of common stock, borrowings under loan agreements, the issuance of promissory notes, and revenues from leasing our product and selling our testing services. There is no guarantee that we will continue to generate sufficient cash from operations to remain profitable or that we will be able to raise additional financing from other sources. For these reasons, our independent registered public accountants’ report for the year ended December 31, 2017 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Operating activities

We used $366,000 of net cash from operating activities for the three months ended March 31, 2018 compared to using $505,000 of net cash in operating activities for the same period in 2017. The improvement was primarily due to having a net profit instead of a net loss, as well as increases in total non-cash adjustments, partially offset by changes in operating assets and liabilities that used cash, specifically in trade accounts receivable, accrued expenses, accounts payable, deferred revenue and prepaid and other current assets.

Investing activities

We used $92,000 of net cash in investing activities for the three months ended March 31, 2018, which reflects purchases of assets for lease of $58,000 and fixed asset purchases of $34,000 to support our growing business.

We used $402,000 of net cash in investing activities for the three months ended March 31, 2017, primarily attributable to purchases of assets for lease of $399,000, to support our growing business.

Financing activities

We used $580,000 in net cash in financing activities during the three months ended March 31, 2018, reflecting the payment of loans payable of $739,000, partially offset by proceeds from exercise of warrants and stock options of $159,000.

We generated $444,000 in net cash in financing activities during the three months ended March 31, 2017, primarily reflecting proceeds from sales of common stock of $475,000, partially offset by payments of loans payable of $31,000.

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

In March 2016, we borrowed an aggregate of $700,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 79,459 shares of our common stock at an exercise price of $1.85 per share, which warrants were exercised in full in November 2017. Principal and interest on this note were paid in full during the quarter ended March 31, 2018.

In April 2016, we borrowed an aggregate of $160,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share, which warrants were exercised in full in December 2017. Principal and interest on this note were retired in full in April 2018.

In May 2016, we borrowed an aggregate of $80,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock. The warrants were partially exercised in December 2017 for an aggregate 7,323 shares of our common stock with the remainder being exercised in March 2018.

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

Off-Balance Sheet Arrangements

As of each of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2018 and December 31, 2017, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In the first quarter of 2018, in an effort to remediate prior material weaknesses, we introduced new internal controls and continue to assess effectiveness of controls for matters related to identifying and analyzing related party transactions and a lack of technical accounting competence. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2018.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, in November 2016, in connection with the issuance of a promissory note in the amount of $250,000 to an accredited investor, we issued a two-year warrant to purchase 28,378 shares of our common stock at a price of  $1.85 per share.  These warrants were exercised in full on January 5, 2018, and we received $52,499.30 in cash proceeds in connection therewith.

As previously disclosed, in May 2016, in connection with the issuance of a promissory note in the amount of  $80,000 to an accredited investor, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of  $1.85 per share. On March 1, 2018, warrants to acquire 4,597 of these shares were exercised for $8,504.45 in cash proceeds in connection therewith.

We relied on exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance of the shares of our common stock upon exercise of the warrants.

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

May 3, 2018	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice President, Finance Principal Accounting Officer