Form 10-Q
period 2018-06-30
Semler Scientific, Inc.
filed 2018-08-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 31, 2018, there were 6,035,496 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017

Revenues	$5,484	$2,578	$9,947	$4,633

Operating expenses:
Cost of revenues	680	592	1,384	1,131
Engineering and product development	489	474	856	913
Sales and marketing	1,779	1,164	3,484	2,153
General and administrative	1,001	902	1,875	1,740
Total operating expenses	3,949	3,132	7,599	5,937
Income (loss) from operations	1,535	(554)	2,348	(1,304)

Interest expense	(9)	(72)	(56)	(145)
Related party interest expense	(72)	(43)	(131)	(86)
Loss on extinguishment of loans	-	(179)	-	(179)
Other expense	(1)	(2)	(2)	(8)
Other expense	(82)	(296)	(189)	(418)

Net income (loss)	$1,453	$(850)	$2,159	$(1,722)

Net income (loss) per share:
Basic	$0.24	$(0.16)	$0.36	$(0.33)
Diluted	$0.19	$(0.16)	$0.29	$(0.33)

Weighted average number of shares used in computing: basic and diluted loss per share

Basic	5,982,711	5,340,234	5,953,818	5,286,179
Diluted	7,534,846	5,340,234	7,403,498	5,286,179

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2018	2017

Assets

Current Assets:
Cash	$2,009	$1,457
Trade accounts receivable, net of allowance for doubtful accounts of $35 and $35, respectively	1,850	1,315
Prepaid expenses and other current assets	216	111
Total current assets	4,075	2,883

Assets for lease, net	975	1,147
Property and equipment, net	247	193
Long-term deposits	15	15
Total assets	$5,312	$4,238

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$185	$488
Accrued expenses	2,256	2,670
Deferred revenue	535	531
Accrued interest	-	168
Accrued interest – related party	41	28
Loans payable net of debt discount of $0 and $9, respectively	44	1,018
Related party loans payable net of debt discount of $6 and $13, respectively	2,017	237
Total current liabilities	5,078	5,140

Long-term liabilities:

Deferred rent	12	13
Loans payable, less current portion	6	26
Related party loans payable, less current portion	-	1,642
Total long-term liabilities	18	1,681

Stockholders' equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,048,397 and 5,902,244 shares issued, and 6,023,397 and 5,877,244 outstanding (treasury shares of 25,000 and 25,000), respectively	6	6
Additional paid-in capital	24,484	23,843
Accumulated deficit	(24,274)	(26,432)

Total stockholders' equity (deficit)	216	(2,583)

Total liabilities and stockholders' equity (deficit)	$5,312	$4,238

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited)
	Six months ended June 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,159	$(1,722)

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization of debt discount	16	80
Accretion of non-cash interest	135	44
Loss on extinguishment of debt	-	179
Depreciation	249	267
Loss on disposal of assets for lease	107	142
Allowance for doubtful accounts	20	5
Stock-based compensation expense	331	165
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(535)	(13)
Prepaid expenses and other current assets	(105)	(7)
Accounts payable	(303)	96
Accrued expenses	(570)	505
Deferred revenue	4	189
Net Cash Provided By (Used in) Operating Activities	1,508	(70)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(105)	(12)
Purchase of assets for lease	(138)	(591)
Net Cash Used in Investing Activities	(243)	(603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	475
Exercise of warrants	64	-
Exercise of stock options	245	78
Proceeds from loans payable	-	63
Payments of loans payable	(1,022)	(69)
Net Cash (Used in) Provided by Financing Activities	(713)	547

INCREASE (DECREASE) IN CASH	552	(126)
CASH, BEGINNING OF PERIOD	1,457	622

CASH, END OF PERIOD	$2,009	$496
Cash paid for interest	$191	$7

Supplemental disclosure of noncash financing activity:
Reclassification of accrued interest to debt upon extinguishment	$-	$162
Fair value of warrants issued to lenders	$-	$288

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. The amendments in this ASU require that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this ASU. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018, with earlier application permitted. The Company adopted the new standard in the first quarter of 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting. This ASU requires modification accounting for a change in terms or conditions of a share-based payment award only if the fair value, the vesting condition, or the classification of the award (as liability or equity) changes as a result of the changes in terms or conditions. The amendments, which are to be applied prospectively to modifications after adoption, are effective for the Company's annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 and it did not have a material effect on the Company's financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of ASU 2014-09 provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s annual periods beginning after December 31, 2018 and interim periods within annual periods beginning after December 15, 2018, with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company will adopt the new standard effective January 1, 2019, using the modified retrospective transition method. The Company is currently evaluating the impact that this new standard will have on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard is effective for the Company’s fiscal years beginning after December 15, 2020. The Company will adopt the new standard in fiscal year 2021. The Company is currently evaluating the effect the new standard will have on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

2.	Going Concern

From inception through the third quarter of 2017, the Company incurred recurring losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, and continued research and development of its products. The Company generated a net profit for the six months ended June 30, 2018. As of June 30, 2018, the Company has negative working capital of $1,003, cash of $2,009 and stockholders’ equity of $216. The Company’s principal sources of cash have included the issuance of equity securities, to a lesser extent, borrowings under loan agreements and revenues from leasing its products. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to maintain profitability.

The Company’s financial statements as of June 30, 2018 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenues or raise additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional revenues that the Company may be able to generate nor any additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

3.	Assets for Lease, net

Assets for lease consist of the following:

	June 30, 2018	December 31, 2017

Assets for lease	$1,812	$1,847
Less: accumulated depreciation	(837)	(700)
Assets for lease, net	$975	$1,147

Depreciation expense amounted to $101 and $85 for the three months ended June 30, 2018 and June 30, 2017, respectively. Depreciation expense amounted to $198 and $171 for the six months ended June 30, 2018 and June 30, 2017, respectively. Reduction to accumulated depreciation for returned items was $28 and $38 for the three months ended June 30, 2018 and June 30, 2017, respectively. Reduction to accumulated depreciation for returned items was $61 and $93 for the six months ended June 30, 2018 and June 30, 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $38 and $55 for the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $107 and $142 for the six months ended June 30, 2018 and June 30, 2017, respectively.

4.	Property and Equipment, net

Capital assets consist of the following:

	June 30, 2018	December 31, 2017

Capital assets	$427	$322
Less: accumulated depreciation	(180)	(129)
Capital assets, net	$247	$193

Depreciation expense amounted to $26 and $47 for the three months ended June 30, 2018 and June 30, 2017, respectively. Depreciation expense amounted to $51 and $95 for the six months ended June 30, 2018 and June 30, 2017, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017

Compensation (1)	$1,964	$2,275
Board of directors fees (2)	15	148
Miscellaneous accruals	277	247
Total accrued expenses	$2,256	$2,670

____________

1.	The balance of accrued compensation includes normal accruals for commissions, bonuses, paid time off and other accrued payroll items. In addition, three employees, including the Company’s Chief Executive Officer (“CEO”), agreed to further defer amounts accrued to them as of December 31, 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2019. As of June 30, 2018, the deferred amounts plus additional 1% accruals owed to the CEO were paid in full and the balance was $0.

2.	Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2018 to no later than January 1, 2019. As of June 30, 2018, these deferred amounts plus additional 1% accruals were paid in full and the balance was $0.

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended June 30, 2017, one customer accounted for 56.1% of the Company’s revenue. For the six months ended June 30, 2017, one customer accounted for 56.7% of the Company’s revenue. As of December 31, 2017, two customers accounted for 56.6% and 23.9% of the Company’s accounts receivable, respectively. For the three months ended June 30, 2018, two customers accounted for 50.3% and 22.5% of the Company’s revenue. For the six months ended June 30, 2018, two customers accounted for 53.9% and 17.7% of the Company’s revenue. As of June 30, 2018, two customers accounted for 45.1% and 37.7% of the Company’s accounts receivable.

7.	Facilities Leases

The Company recognized facilities lease expenses of $18 and $17 for the three months ended June 30, 2018 and 2017, respectively. The Company recognized facilities lease expenses of $35 and $34 for the six months ended June 30, 2018 and 2017, respectively.

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

8.	Loans Payable

	June 30, 2018		December 31, 2017
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust		$1,216	$1,126
Chang Family Trust		557	516
Glenn J. Krevlin		250		$250

Other Loans
Accredited Investor		-		700
Accredited Investor		-		160
Accredited Investor		-		80
Ascentium Capital, LLC		-		22
Ascentium Capital, LLC	$4	28	16	26
Royal Bank America Leasing, L.P.		5		28
Ascentium Capital, LLC	2	11	10	11

Total	6	2,067	1,668	1,277
Debt Discounts	-	(6)	-	(22)
Total, net of debt discounts	$6	$2,061	$1,668	$1,255

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

On November 21, 2016, the Company entered into a loan agreement with Glenn J. Krevlin, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. As of the date of this filing, the Company is in compliance with all terms of this loan, and the warrants were exercised in full in January 2018.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were fully exercised as of December 31, 2017. As of the date of this filing, the Company has paid this loan and all associated interest in full.

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

The Company uses the Black-Scholes pricing model to determine the fair value of warrants. The fair value of each warrant is estimated on the date of grant. There were no warrants issued during the three or six months ended June 30, 2018. The fair value of warrants issued in conjunction with the related party loans during the three and six months ended June 30, 2017 was $288. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expected term (in years)	-	4.75	-	4.75
Risk-free interest rate	-%	1.27%	-%	1.27%
Expected volatility	-%	104.6%	-%	104.6%
Expected dividend rate	-%	-%	-%	-%

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

On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $140 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $37. The second installment for $47 will be disbursed in July 2017, and the third installment for $56 will be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months (July 2016 through July 2017), $4.4 of principal and accrued interest for each of months 13-24 (July 2017 through July 2018), and $5.3 of principal and accrued interest for each of months 25-36 (July 2018 through July 2019). The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. The Company elected not to receive the third installment of this loan and as a result, as of July 2018, this loan and all associated interest have been paid in full.

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

For the three months ended June 30, 2018 and 2017, interest expense was $82 and $115, respectively, which included amortization of the debt discount of $4 and $28, respectively. For the six months ended June 30, 2018 and 2017, interest expense was $187 and $231, respectively, which included amortization of debt discount of $16 and $80, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares for the quarter ended June 30, 2018.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2018, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 987,337 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

 Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2018 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2018 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2018	1,855,138	$2.69	7.48	$9,850
Options granted	135,000	8.00
Options exercised	(105,378)	2.32
Options forfeited/canceled	(6,410)	3.44
Balance, June 30, 2018	1,878,350	$3.09	7.23	$23,216
Exercisable as of June 30, 2018	1,508,900	$2.77	6.94	$19,131

The total compensation cost related to unvested stock option awards not yet recognized was $1,184 as of June 30, 2018. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.22 years. The weighted average fair value of options granted during the six months ended June 30, 2018 and 2017 was $5.97 and $1.52 per share, respectively, or an aggregate grant date fair value of $806 and $269, respectively.

On January 2, 2018 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018 the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of $39 during the six months ended June 30, 2018.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The following assumptions for the periods presented were:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expected term (in years)	-	5	5	5
Risk-free interest rate	-%	1.94%	2.2%	1.94 – 2.02%
Expected volatility	-%	104.0%	0.99%	104.0 – 106.2%
Expected dividend rate	-%	-%	-%	-%

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

The Company has recorded an expense of $138 and $87 as it relates to stock-based compensation for the three months ended June 30, 2018 and 2017, respectively. The Company has recorded an expense of $331 and $165 as it relates to stock-based compensation for the six months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,		Six months ended June 30
	2018	2017	2018	2017
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	9	12	17	24
Sales and Marketing	22	24	51	45
General and Administrative	106	50	262	95
Total	$138	$87	$331	$165

10.	Net Income (Loss) Per Share, Basic and Diluted

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

Basic and diluted net EPS is calculated as follows:

	Three months ended June 30,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Loss	EPS
Basic EPS	5,982,711	$1,453	$0.24	5,340,234	$(850)	$(0.16)
Common stock warrants	281,224	-		-	-
Common stock options	1,270,911	-		-	-
Diluted EPS	7,534,846	$1,453	$0.19	5,340,234	$(850)	$(0.16)

	Six months ended June 30,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Loss	EPS
Basic EPS	5,953,818	$2,159	$0.36	5,286,179	$(1,722)	$(0.33)
Common stock warrants	256,916	-		-	-
Common stock options	1,195,010	-		-	-
Diluted EPS	7,403,498	$2,159	$0.29	5,286,179	$(1,722)	$(0.33)

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Common stock warrants	-	839,614	-	795,490
Options	135,000	2,040,322	135,000	2,120,936
Total	135,000	2,879,936	135,000	2,916,426

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

11.	Subsequent Events

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

In the three months ended June 30, 2018, we had total revenues of $5,484,000 and net income of $1,453,000 compared to total revenues of $2,578,000 and a net loss of $850,000 in the same period in 2017. In the six months ended June 30, 2018, we had total revenues of $9,947,000 and net income of $2,159,000 compared to total revenues of $4,633,000 and a net loss of $1,722,000 in the same period in 2017.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

We had revenues of $5,484,000 for the three months ended June 30, 2018, an increase of $2,906,000, or 113%, compared to $2,578,000 in the same period in 2017. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of $4,000,000 from leasing of vascular testing products for the quarter ended June 30, 2018, an increase of $1,731,000 compared to $2,269,000 in the same period in 2017. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which together increased to $1,484,000 in the three months ended June 30, 2018, as compared to $309,000 in the same period in 2017. As a percentage of total revenues, revenues from leasing of vascular testing products were 73% for the three months ended June 30, 2018, compared to 88% in the same period in 2017; whereas revenues from per-use fees and other equipment/supply sales of vascular testing products were 27% for the three months ended June 30, 2018, compared to 12% in the same period in 2017.

For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in leasing revenues was that the total number of installed units in the field generating monthly leasing revenues grew 57%, and the average amount of revenues recognized per leased unit grew 12%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Growth in the average amount of revenues recognized per leased unit was attributable to changes in the mix of customers leasing the higher-priced QuantaFlo™ vascular testing units instead of its predecessor product, which was lower-priced. Growth in per-use fees was attributable to both our sales and marketing efforts placing new units in the field, as well as increased usage of units previously placed with customers.

Operating expenses

We had total operating expenses of $3,949,000 for the three months ended June 30, 2018, an increase of $817,000, or 26%, compared to $3,132,000 in the same period in 2017. The primary reasons for this increase were overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $680,000 for the three months ended June 30, 2018, an increase of $88,000, or 15%, compared to $592,000 in the same period in 2017. The primary reason for this increase was increased costs due to increased sales volume of, placement of and technical support for installations in the field. As a percentage of revenues, cost of revenues decreased to 12% for the three months ended June 30, 2018, as compared to 23% in the same period in 2017. This decrease was primarily due to a greater percentage of new installations being software and sensor only rather than laptop, software and sensor, which means we have lower depreciation per unit per month and lower residual value for retired units. These decreases were partially offset by technical support expense accounted for as cost of revenues rather than as a general and administrative expense, and the greater number of units in the field.

Engineering and product development expense

We had engineering and product development expense of $489,000 for the three months ended June 30, 2018, an increase of $15,000, or 3%, compared to $474,000 in the same period in 2017. The slight increase was primarily due to timing of personnel and other costs associated with our product development and customization efforts.

Sales and marketing expense

We had sales and marketing expense of $1,779,000 for the three months ended June 30, 2018, an increase of $615,000, or 53%, compared to $1,164,000 in the same period in 2017. The increase was primarily due to higher sales compensation and personnel expense in connection with the continued expansion of existing customer orders and marketing activities and increased headcount as compared to the prior year period.

General and administrative expense

We had general and administrative expense of $1,001,000 for the three months ended June 30, 2018, an increase of $99,000, or 11%, compared to $902,000 in the same period in 2017. The increase was primarily due to increased expenses reflective of the growth in our business, such as increased personnel, legal, audit/taxes, stock compensation, uncollectable accounts and other expenses, partially offset by lower board of director fees, insurance, and technical support expenses.

Other expense

We had other expense of $82,000 for the three months ended June 30, 2018, a decrease of $214,000, or 72%, compared to $296,000 in the same period in 2017. The decrease was primarily due to inclusion in 2017 of a loss on the extinguishment of loans payable of $179,000, which arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. Other expense also decreased as a result of a decrease in interest of $34,000 associated with retirement of notes payable and decreased other expenses of $1,000.

Net income

For the foregoing reasons, we had net income of $1,453,000, or $0.24 per basic share and $0.19 per diluted share, for the three months ended June 30, 2018, an increase of $2,303,000 compared to a net loss of $850,000, or $0.16 per share basic and diluted share, for the same period in 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

We had revenues of $9,947,000 for the six months ended June 30, 2018, an increase of $5,314,000, or 115%, compared to $4,633,000 in the same period in 2017. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of $7,716,000 from leasing of vascular testing products for the first half of 2018, an increase of $3,470,000 compared to $4,246,000 in the same period in 2017. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which increased to $2,231,000 in the six months ended June 30, 2018, as compared to $387,000 in the same period in 2017. As a percentage of total revenues, revenues from leasing of vascular testing products were 78% for the six months ended June 30, 2018, compared to 92% in the same period in 2017; whereas revenues from per-use fees and other equipment/supply sales of vascular testing products were 22% for the six months ended June 30, 2018, compared to 8% in the same period in 2017.

For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in leasing revenues was that the total number of installed units in the field generating monthly leasing revenues grew 60%, and the average amount of revenues recognized per leased unit grew 14%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Growth in the average amount of revenues recognized per unit was attributable to changes in the mix of customers leasing the higher-priced QuantaFlo™ vascular testing units instead of its predecessor product, which was lower-priced. Growth in per-use fees was attributable to both our sales and marketing efforts placing new units in the field, as well as increased usage of units previously placed with customers.

Operating expenses

We had total operating expenses of $7,599,000 for the six months ended June 30, 2018, an increase of $1,662,000, or 28%, compared to $5,937,000 in the same period in 2017. The primary reason for this was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1,384,000 for the six months ended June 30, 2018, an increase of $253,000, or 22%, from $1,131,000 for the same period in the previous year. The primary reason for this increase was increased costs due to increased sales volume of, placement of and technical support for installations in the field. As a percentage of revenues, cost of revenues decreased to 14% in the six months ended June 30, 2018, as compared to 24% in the same period in 2017. This decrease was primarily due to a greater percentage of new installations being software and senor only rather than laptop, software and sensor, which means we have lower depreciation per unit per month and lower residual value for retired units. These decreases were partially offset by technical support expense accounted for as cost of revenue rather than as a general and administrative expense, and the greater number of units in the field.

Engineering and product development expense

We had engineering and product development expense of $856,000 for the six months ended June 30, 2018, a decrease of $57,000, or 6%, compared to $913,000 in the same period in 2017. The slight decrease reflects decreased expenses associated with our product development and customization efforts, offset by increased costs associated with personnel involved therewith.

Sales and marketing expense

We had sales and marketing expense of $3,484,000 for the six months ended June 30, 2018, an increase of $1,331,000, or 62%, compared to $2,153,000 in the same period in 2017. The increase was primarily due to higher sales compensation and personnel expense in connection with the continued expansion of existing customer orders and marketing activities and increased headcount as compared to the prior year period.

General and administrative expense

We had general and administrative expense of $1,875,000 for the six months ended June 30, 2018, an increase of $135,000, or 8%, compared to $1,740,000 in the same period in 2017. The increase was primarily due to increased expenses reflective of the growth in our business, such as increased personnel, stock compensation, uncollectable accounts and other expenses, partially offset by lower board of director fees, legal, audit/taxes, insurance, and technical support expenses.

Other expense

We had other expense of $189,000 for the six months ended June 30, 2018, a decrease of $229,000, or 55%, compared to $418,000 in the same period in 2017. The decrease was primarily due to inclusion in 2017 of a loss on the extinguishment of loans payable of $179,000, which arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. Other expense also decreased due to decreased interest expense of $43,000 associated with retirement of notes payable, as well as decreased income tax and other expenses of $6,000.

Net income

For the foregoing reasons, we had net income of $2,159,000, or $0.36 per basic share and $0.29 per diluted share, for the six months ended June 30, 2018, an increase of $3,881,000 compared to a net loss of $1,722,000, or $0.33 per basic and diluted share, for the same period in 2017.

Liquidity and Capital Resources

We had cash of $2,009,000 at June 30, 2018 compared to $1,457,000 at December 31, 2017, and total current liabilities of $5,078,000 at June 30, 2018 compared to $5,140,000 at December 31, 2017. As of June 30, 2018 we had negative working capital of approximately $1,003,000 as compared to $2,257,000 at December 31, 2017. During the six months ended June 30, 2018, we reduced total liabilities by $1,725,000 as compared to the year ended December 31, 2017, as we retired debts and reduced accounts payable, among other items.

Prior to the three months ended December 31, 2017, we had incurred losses since inception as a result of costs and expenses related to our marketing and other promotional activities, and continued research and development of our products and services. Our principal sources of cash have included the issuance of equity, including our February 2014 initial public offering of common stock, and private placement offerings of common stock, borrowings under loan agreements, the issuance of promissory notes, and revenues from our vascular testing product. There is no guarantee that we will continue to generate sufficient cash from operations to remain profitable or that we will be able to raise additional financing from other sources. For these reasons, our independent registered public accountants’ report for the year ended December 31, 2017 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Operating activities

We generated $1,508,000 of net cash from operating activities for the six months ended June 30, 2018 compared to using $70,000 of net cash in operating activities for the same period in 2017. The improvement was primarily due to having net income instead of a net loss, as well as increases in total non-cash adjustments, partially offset by changes in operating assets and liabilities that used cash, primarily trade accounts receivable, accrued expenses, accounts payable, and prepaid expenses.

Investing activities

We used $243,000 of net cash in investing activities for the six months ended June 30, 2018, which reflects purchases of assets for lease of $138,000 and fixed asset purchases of $105,000 to support our growing business.

We used $603,000 of net cash in investing activities for the six months ended June 30, 2017, which reflects purchases of assets for lease of $591,000 and fixed asset purchases of $12,000 to support our growing business.

Financing activities

We used $713,000 in net cash in financing activities during the six months ended June 30, 2018, reflecting the payment of loans payable of $1,022,000, partially offset by proceeds from exercise of warrants and stock options of $309,000.

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

In April 2016, we borrowed an aggregate of $160,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share, which warrants were exercised in full in December 2017. Principal and interest on this note were paid in full in April 2018.

In May 2016, we borrowed an aggregate of $80,000 from an accredited investor, pursuant to a two-year promissory note. The note bears simple interest at a rate of 10% per annum and matures in two years, with all principal and accrued but unpaid interest payable at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of $1.85 per share. The warrants may not be exercised, however, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 4.99% of our common stock. The warrants were partially exercised in December 2017 for an aggregate 7,323 shares of our common stock with the remainder being exercised in March 2018. Principal and interest on this note were paid in full during the quarter ended June 30, 2018.

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

In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 8 to our financial statements appearing elsewhere in this interim report on Form 10-Q for description of our indebtedness.

Off-Balance Sheet Arrangements

As of each of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2018 and December 31, 2017, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

In the second quarter of 2018, in an effort to remediate prior material weaknesses, we introduced new internal controls and continued to assess effectiveness of controls for matters related to identifying and analyzing related party transactions and a lack of technical accounting competence, which efforts we commenced in the first quarter of 2018. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended June 30, 2018.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2018 we issued an aggregate of 7,800 shares of our common stock upon cashless exercise of warrants to acquire an aggregate 32,175 shares that were issued to the representatives in connection with our February 2014 initial public offering. We relied upon the exemption provided in Section 4(a)(2) of the Securities Act to issue such shares upon exercise of the warrants.

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

August 3, 2018	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Daniel Conger
Daniel Conger
Vice President, Finance
Principal Accounting Officer

