Form 10-Q
period 2018-09-30
Semler Scientific, Inc.
filed 2018-11-01
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of October 31, 2018, there were 6,318,897 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017

Revenues	$5,579	$3,607	$15,526	$8,239

Operating expenses:
Cost of revenues	615	724	1,999	1,855
Engineering and product development	587	432	1,443	1,345
Sales and marketing	1,798	1,350	5,283	3,502
General and administrative	1,033	1,025	2,908	2,765
Total operating expenses	4,033	3,531	11,633	9,467
Income (loss) from operations	1,546	76	3,893	(1,228)

Interest expense	(1)	(42)	(57)	(190)
Related party interest expense	(74)	(75)	(206)	(158)
Loss on extinguishment of loans	-	-	-	(179)
Other expense	(3)	-	(4)	(8)
Other expense	(78)	(117)	(267)	(535)

Net income (loss)	$1,468	$(41)	$3,626	$(1,763)

Net income (loss) per share:
Basic	$0.24	$(0.01)	$0.60	$(0.33)
Diluted	$0.19	$(0.01)	$0.48	$(0.33)

Weighted average number of shares used in computing: basic and diluted loss per share
Basic	6,086,489	5,463,568	5,998,460	5,346,178
Diluted	7,927,788	5,463,568	7,611,961	5,346,178

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) September 30,	December 31,
	2018	2017

Assets

Current Assets:
Cash	$3,087	$1,457
Trade accounts receivable, net of allowance for doubtful accounts of $52 and $35, respectively	2,480	1,315
Prepaid expenses and other current assets	171	111
Total current assets	5,738	2,883

Assets for lease, net	1,045	1,147
Property and equipment, net	245	193
Long-term deposits	15	15
Total assets	$7,043	$4,238

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$251	$488
Accrued expenses	2,259	2,670
Deferred revenue	371	531
Accrued interest	-	168
Accrued interest – related party	-	28
Loans payable net of debt discount of $0 and $9, respectively	-	1,018
Related party loans payable net of debt discount of $0 and $13, respectively	1,838	237
Total current liabilities	4,719	5,140

Long-term liabilities:

Deferred rent	12	13
Loans payable, less current portion	-	26
Related party loans payable, less current portion	-	1,642
Total long-term liabilities	12	1,681

Stockholders' equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,198,294 and 5,902,244 shares issued, and 6,173,294 and 5,877,244 outstanding (treasury shares of 25,000 and 25,000), respectively	6	6
Additional paid-in capital	25,112	23,843
Accumulated deficit	(22,806)	(26,432)

Total stockholders' equity (deficit)	2,312	(2,583)

Total liabilities and stockholders' equity (deficit)	$7,043	$4,238

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Nine months ended September 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,626	$(1,763)

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization of debt discount	22	138
Accretion of non-cash interest	200	109
Loss on extinguishment of debt	-	179
Depreciation	373	409
Loss on disposal of property and equipment	2	(1)
Loss on disposal of assets for lease	150	200
Allowance for doubtful accounts	39	7
Stock-based compensation expense	470	253
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,165)	(607)
Prepaid expenses and other current assets	(60)	(65)
Accounts payable	(237)	197
Accrued expenses	(609)	763
Deferred revenue	(160)	362
Net Cash Provided By Operating Activities	2,651	181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(131)	(24)
Proceeds from disposal of property and equipment	1	2
Purchase of assets for lease	(323)	(764)
Net Cash Used in Investing Activities	(453)	(786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	475
Exercise of warrants	64	-
Exercise of stock options	440	78
Proceeds from loans payable	-	114
Payments of loans payable	(1,072)	(106)
Net Cash (Used in) Provided by Financing Activities	(568)	561

INCREASE (DECREASE) IN CASH	1,630	(44)
CASH, BEGINNING OF PERIOD	1,457	622

CASH, END OF PERIOD	$3,087	$578
Cash paid for interest	$192	$10

Supplemental disclosure of noncash financing activity:
Retirement of related party loans payable through common stock issuance	$294	$-
Reclassification of accrued interest to debt upon extinguishment	$-	$162
Fair value of warrants issued to lenders	$-	$288

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s year ending December 31, 2019 with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company will adopt the new standard effective January 1, 2019, using the modified retrospective transition method. The Company is currently evaluating the impact that this new standard will have on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides further guidance on lessors accounting policy election to not separate non-lease components from the associated lease components and limits this to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component, and (2) the lease component, if accounted for separately, would be classified as a an operating lease. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this update to have a material impact on its financial statements.

2.	Going Concern

From inception through the third quarter of 2017, the Company incurred recurring losses as a result of costs and expenses related to the Company’s marketing and other promotional activities, and continued research and development of its products. The Company generated a net profit for the nine months ended September 30, 2018. As of September 30, 2018, the Company has working capital of $1,019, cash of $3,087 and stockholders’ equity of $2,312. The Company’s principal sources of cash have included the issuance of equity securities, to a lesser extent, borrowings under loan agreements and revenues from leasing its products. To increase revenues, the Company’s operating expenses will continue to grow and, as a result, the Company will need to generate significant additional revenues to maintain profitability.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company’s financial statements as of September 30, 2018 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to attain further operating efficiencies and, ultimately, to generate additional revenues or raise additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can give no assurances that additional revenues that the Company may be able to generate nor any additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. The foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3.	Assets for Lease, net

Assets for lease consist of the following:

	September 30, 2018	December 31, 2017

Assets for lease	$1,956	$1,847
Less: accumulated depreciation	(911)	(700)
Assets for lease, net	$1,045	$1,147

Depreciation expense amounted to $97 and $81 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense amounted to $296 and $266 for the nine months ended September 30, 2018 and 2017, respectively. Reduction to accumulated depreciation for returned items was $24 and $30 for the three months ended September 30, 2018 and 2017, respectively. Reduction to accumulated depreciation for returned items was $85 and $121 for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $43 and $58 for the three months ended September 30, 2018 and 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $150 and $200 for the nine months ended September 30, 2018 and 2017, respectively.

4.	Property and Equipment, net

Capital assets consist of the following:

	September 30, 2018	December 31, 2017

Capital assets	$448	$322
Less: accumulated depreciation	(203)	(129)
Capital assets, net	$245	$193

Depreciation expense amounted to $27 and $47 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense amounted to $77 and $143 for the nine months ended September 30, 2018 and 2017, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017

Compensation (1)	$1,943	$2,275
Board of directors fees (2)	15	148
Miscellaneous accruals	301	247
Total accrued expenses	$2,259	$2,670

1.	The balance of accrued compensation includes normal accruals for commissions, bonuses, paid time off and other accrued payroll items. In addition, three employees, including the Company’s Chief Executive Officer (“CEO”), agreed to further defer amounts accrued to them as of December 31, 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2019. As of September 30, 2018, these deferred amounts plus additional 1% accruals owed were paid in full and the balance was $0.

2.	Two members of the Company’s board of directors agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2018 to no later than January 1, 2019. As of September 30, 2018, these deferred amounts plus additional 1% accruals were paid in full and the balance was $0.

6.	Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended September 30, 2017, two customers accounted for 51.1% and 14.9% of the Company’s revenue, respectively. For the nine months ended September 30, 2017, one customer accounted for 52.0% of the Company’s revenue. As of December 31, 2017, two customers accounted for 56.6% and 23.9% of the Company’s accounts receivable, respectively. For the three months ended September 30, 2018, two customers accounted for 51.8% and 22.2% of the Company’s revenue. For the nine months ended September 30, 2018, two customers accounted for 53.1% and 19.4% of the Company’s revenue. As of September 30, 2018, two customers accounted for 47.6% and 40.1% of the Company’s accounts receivable.

7.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $17 for the three months ended September 30, 2018 and 2017, respectively. The Company recognized facilities lease expenses of $52 and $50 for the nine months ended September 30, 2018 and 2017, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Loans Payable

	September 30, 2018		December 31, 2017
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust	$-	$1,260	$1,126	$-
Chang Family Trust	-	578	516	-
Glenn J. Krevlin	-	-	-	250

Other Loans
Accredited Investor	-	-	-	700
Accredited Investor	-	-	-	160
Accredited Investor	-	-	-	80
Ascentium Capital, LLC	-	-	-	22
Ascentium Capital, LLC	-	-	16	26
Royal Bank America Leasing, L.P.	-	-	-	28
Ascentium Capital, LLC	-	-	10	11

Total	-	1,838	1,668	1,277
Debt Discounts	-	-	-	(22)
Total, net of debt discounts	$-	$1,838	$1,668	$1,255

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

On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants were considered in the calculation when determining whether this amendment resulted in a modification or extinguishment of the original loans in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans which resulted in a loss on extinguishment of $179 as recorded in the statements of operations. In October 2018, the Company paid these loans, and all associated interest in full. In addition, in October 2018, the holder exercised the warrant in full for 134,616 shares of common stock and it is no longer outstanding.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

On November 21, 2016, the Company entered into a loan agreement with Glenn J. Krevlin, one of its significant stockholders. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in January 2018. In August 2018, the Company paid the entire principal amount of the loan and accrued interest totaling $294,000 through the issuance of 12,943 shares of its common stock.

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

On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were fully exercised as of December 31, 2017. In April 2018, the Company paid this loan and all associated interest in full.

On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $80 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were partially exercised in December 2017 for an aggregate of 7,323 shares of our common stock with the remainder being exercised in March 2018. In May 2018, the Company paid this loan and all associated interest in full.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company uses the Black-Scholes pricing model to determine the fair value of warrants. The fair value of each warrant is estimated on the date of grant. There were no warrants issued during the three or nine months ended September 30, 2018 or during the three months ended September 30, 2017. The fair value of warrants issued in conjunction with the related party loans or during the three and nine months ended September 30, 2017 was $288. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:

Nine months ended September 30, 2017
Expected term (in years)	4.75
Risk-free interest rate	1.27%
Expected volatility	104.6%
Expected dividend rate	0%

On July 8, 2016, the Company entered into an additional software license financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $74 loan for a 36-month term at a fixed interest rate of 8.9% per annum. Under the loan agreement, the Company agreed to make monthly payments of $2.4 of principal and accrued interest. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. In August 2018, the Company paid this loan and all associated interest in full.

On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $140 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which is secured by related equipment. The loan is to be disbursed in three installments. The first installment was for $37. The second installment for $47 will be disbursed in July 2017, and the third installment for $56 will be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months (July 2016 through July 2017), $4.4 of principal and accrued interest for each of months 13-24 (July 2017 through July 2018), and $5.3 of principal and accrued interest for each of months 25-36 (July 2018 through July 2019). The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. The Company elected not to receive the third installment of this loan, and in July 2018, the Company paid this loan and all associated interest in full.

On October 2, 2016, the Company entered into a secured equipment financing agreement with Ascentium Capital, LLC. Pursuant to the agreement, the Company obtained a $33 loan for a 36-month term at a fixed interest rate of 9.1% per annum. Under the loan agreement, the Company agreed to make monthly payments of $1.0 of principal and accrued interest. The loan may be prepaid at any time prior to maturity without penalty. The agreement provides for customary events of default. In August 2018, the Company paid this loan and all associated interest in full.

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

For the three months ended September 30, 2018 and 2017, interest expense was $75 and $117, respectively, which included amortization of the debt discount of $6 and $17, respectively. For the nine months ended September 30, 2018 and 2017, interest expense was $263 and $348, respectively, which included amortization of debt discount of $22 and $138, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares for the quarter ended September 30, 2018.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2018, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 987,337 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2018 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2018 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2018	1,855,138	$2.69	7.48	$9,850
Options granted	135,000	8.00
Options exercised	(216,193)	2.03
Options forfeited/canceled	(6,410)	3.44
Balance, September 30, 2018	1,768,012	$3.17	7.09	$57,330
Exercisable as of September 30, 2018	1,452,400	$2.83	6.81	$47,589

The total compensation cost related to unvested stock option awards not yet recognized was $1,097 as of September 30, 2018. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 2.05 years. The weighted average fair value of options granted during the nine months ended September 30, 2018 and 2017 was $5.97 and $1.54 per share, respectively, or an aggregate grant date fair value of $806 and $269, respectively.

On January 2, 2018 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018 the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of $39 during the nine months ended September 30, 2018.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. There were no stock options granted during the three months ended September 30, 2018 or 2017. The following assumptions for the periods presented were:

	Nine months ended September 30,
	2018	2017
Expected term (in years)	5	5
Risk-free interest rate	2.2%	1.94 – 2.02%
Expected volatility	99.0%	104.0 – 106.2%
Expected dividend rate	-%	-%

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

The Company has recorded an expense of $139 and $89 as it relates to stock-based compensation for the three months ended September 30, 2018 and 2017, respectively. The Company has recorded an expense of $470 and $253 as it relates to stock-based compensation for the nine months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,		Nine months ended September 30
	2018	2017	2018	2017
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	9	12	26	36
Sales and Marketing	23	24	74	70
General and Administrative	106	52	369	146
Total	$139	$89	$470	$253

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

Basic and diluted net EPS is calculated as follows:

	Three months ended September 30,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,086,489	$1,468	$0.24	5,463,568	$(41)	$(0.01)
Common stock warrants	354,420	-		-	-
Common stock options	1,486,879	-		-	-
Diluted EPS	7,927,788	$1,468	$0.19	5,463,568	$(41)	$(0.01)

	Nine months ended September 30,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	5,998,460	$3,626	$0.60	5,346,178	$(1,763)	$(0.33)
Common stock warrants	308,529	-		-	-
Common stock options	1,304,972	-		-	-
Diluted EPS	7,611,961	$3,626	$0.48	5,346,178	$(1,763)	$(0.33)

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Common stock warrants	-	885,982	-	780,566
Options	-	1,919,100	-	2,105,235
Total	-	2,805,082	-	2,885,801

10.	Subsequent Events

In October 2018, the Company paid in full the outstanding loans having an aggregate principal amount of $1,500 held by the Chang Family Trust that were originally issued in January 2016 and amended in May 2017. Also in October 2018, the Chang Family Trust exercised warrants to acquire an aggregate of 134,616 shares of common stock for $350 of cash.

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

In the three months ended September 30, 2018, we had total revenues of $5,579,000 and net income of $1,468,000 compared to total revenues of $3,607,000 and a net loss of $41,000 in the same period in 2017. In the nine months ended September 30, 2018, we had total revenues of $15,526,000 and net income of $3,626,000 compared to total revenues of $8,239,000 and a net loss of $1,763,000 in the same period in 2017.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

We had revenues of $5,579,000 for the three months ended September 30, 2018, an increase of $1,973,000, or 55%, compared to $3,607,000 in the same period in 2017. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of $4,151,000 from leasing of vascular testing products for the quarter ended September 30, 2018, an increase of $1,316,000 compared to $2,835,000 in the same period in 2017. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which together increased to $1,428,000 in the three months ended September 30, 2018, as compared to $772,000 in the same period in 2017. As a percentage of total revenues, revenues from leasing of vascular testing products were 74% for the three months ended September 30, 2018, compared to 78% in the same period in 2017; whereas revenues from per-use fees and other equipment/supply sales of vascular testing products were 26% for the three months ended September 30, 2018, compared to 22% in the same period in 2017.

For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the change in leasing revenues was that the total number of installed units in the field generating monthly leasing revenues grew 41%, and the average amount of revenues recognized per leased unit grew 4%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Growth in per-use fees was attributable to both our sales and marketing efforts placing new units in the field, as well as increased usage of units previously placed with customers.

Operating expenses

We had total operating expenses of $4,033,000 for the three months ended September 30, 2018, an increase of $502,000, or 14%, compared to $3,531,000 in the same period in 2017. The primary reasons for this change were overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers, partially offset by a decrease in cost of revenues. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $615,000 for the three months ended September 30, 2018, a decrease of $109,000, or 15%, compared to $724,000 in the same period in 2017. The primary reasons for this decrease were lower depreciation per installed unit per month as well as lower residual value for retired units. Lower depreciation per unit is because a greater percentage of installations are software and sensor only rather than laptop, software and sensor. These decreases were partially offset by a larger number of installed units being depreciated, as well as associated increased sales and technical support costs for a growing base of installed units in the field. As a percentage of revenues, cost of revenues decreased to 11% for the three months ended September 30, 2018, as compared to 20% in the same period in 2017.

Engineering and product development expense

We had engineering and product development expense of $587,000 for the three months ended September 30, 2018, an increase of $155,000, or 36%, compared to $432,000 in the same period in 2017. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts, partially offset by the reclassification of personnel to general and administrative.

Sales and marketing expense

We had sales and marketing expense of $1,798,000 for the three months ended September 30, 2018, an increase of $448,000, or 33%, compared to $1,350,000 in the same period in 2017. The increase was primarily due to higher sales compensation and personnel expense reflecting our revised sales compensation program and the continued expansion of existing customer orders and increased headcount and associated expense as compared to the prior year period.

General and administrative expense

We had general and administrative expense of $1,033,000 for the three months ended September 30, 2018, an increase of $8,000, or less than 1%, compared to $1,025,000 in the same period in 2017. The slight increase is reflective of the growth in our business and reclassification of personnel to our corporate function, which increases were offset by lower expenses as we had fewer Board members and lower professional fees.

Other expense

We had other expense of $78,000 for the three months ended September 30, 2018, a decrease of $39,000, or 33%, compared to $117,000 in the same period in 2017. The decrease was primarily due to a decrease in interest expense of $41,000 associated with retirement of notes payable partially offset by an increase in other expenses of $2,000.

Net income

For the foregoing reasons, we had net income of $1,468,000, or $0.24 per basic share and $0.19 per diluted share, for the three months ended September 30, 2018, an increase of $1,509,000 compared to a net loss of $41,000, or $0.01 per share basic and diluted share, for the same period in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

We had revenues of $15,526,000 for the nine months ended September 30, 2018, an increase of $7,287,000, or 88%, compared to $8,239,000 in the same period in 2017. Our revenues are primarily generated from leasing or per-use fees of our vascular testing products. We recognized revenues of $11,868,000 from leasing of vascular testing products for the first nine months of 2018, an increase of $4,786,000 compared to $7,081,000 in the same period in 2017. The remainder was from per-use fees and other equipment/supply sales of vascular testing products, which increased to $3,659,000 in the nine months ended September 30, 2018, as compared to $1,158,000 in the same period in 2017. As a percentage of total revenues, revenues from leasing of vascular testing products were 76% for the nine months ended September 30, 2018, compared to 86% in the same period in 2017; whereas revenues from per-use fees and other equipment/supply sales of vascular testing products were 24% for the nine months ended September 30, 2018, compared to 14% in the same period in 2017.

For leasing of vascular testing products, we recognize revenues monthly for each unit installed with a customer. The average amount recognized each month per unit of product in the field is affected by the mix of units rented by direct customers or distributors, by price changes and by discounts. The primary reason for the increase in leasing revenues was that the total number of installed units in the field generating monthly leasing revenues grew 53%, and the average amount of revenues recognized per leased unit grew 8%. We believe that growth in the number of monthly invoices is predominately due to our sales and marketing efforts, which added new customers to an established customer base. Growth in the average amount of revenues recognized per unit was attributable to changes in the mix of customers leasing the higher-priced QuantaFlo™ vascular testing units instead of its predecessor product, which was lower-priced. Growth in per-use fees was attributable to both our sales and marketing efforts placing new units in the field, as well as increased usage of units previously placed with customers.

Operating expenses

We had total operating expenses of $11,633,000 for the nine months ended September 30, 2018, an increase of $2,166,000, or 23%, compared to $9,467,000 in the same period in 2017. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1,999,000 for the nine months ended September 30, 2018, an increase of $144,000, or 8%, from $1,885,000 for the same period in the previous year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations are software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 13% in the nine months ended September 30, 2018, as compared to 23% in the same period in 2017, primarily due to revenue growing at a faster pace than cost of revenue.

Engineering and product development expense

We had engineering and product development expense of $1,443,000 for the nine months ended September 30, 2018, an increase of $98,000, or 7%, compared to $1,345,000 in the same period in 2017. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts, and was offset by the reclassification of personnel to general and administrative.

Sales and marketing expense

We had sales and marketing expense of $5,283,000 for the nine months ended September 30, 2018, an increase of $1,781,000, or 51%, compared to $3,502,000 in the same period in 2017. The increase was primarily due to higher sales compensation and personnel expense reflecting our revised compensation program and the continued expansion of existing customer orders, marketing activities and increased headcount and associated expense as compared to the prior year period.

General and administrative expense

We had general and administrative expense of $2,908,000 for the nine months ended September 30, 2018, an increase of $143,000, or 5%, compared to $2,765,000 in the same period in 2017. The increase was primarily due to the growth in our business and reclassification of personnel to our corporate function, which was offset by lower expenses as we had fewer Board members and lower professional fees.

Other expense

We had other expense of $267,000 for the nine months ended September 30, 2018, a decrease of $268,000, or 50%, compared to $535,000 in the same period in 2017. The decrease was primarily due to inclusion in 2017 of a loss on the extinguishment of loans payable of $179,000, which arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. A portion of the decrease is also due to lower interest expense associated with retirement of notes payable.

Net income

For the foregoing reasons, we had net income of $3,626,000, or $0.60 per basic share and $0.48 per diluted share, for the nine months ended September 30, 2018, an increase of $5,389,000 compared to a net loss of $1,763,000, or $0.33 per basic and diluted share, for the same period in 2017.

Liquidity and Capital Resources

We had cash of $3,087,000 at September 30, 2018 compared to $1,457,000 at December 31, 2017, and total current liabilities of $4,719,000 at September 30, 2018 compared to $5,140,000 at December 31, 2017. As of September 30, 2018 we had working capital of approximately $1,019,000. During the nine months ended September 30, 2018, we reduced total liabilities by $2,090,000 as compared to the year ended December 31, 2017, as we retired debts and reduced accounts payable, among other items.

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

Operating activities

We generated $2,651,000 of net cash from operating activities for the nine months ended September 30, 2018 compared to using $181,000 of net cash in operating activities for the same period in 2017. The improvement was primarily due to having net income instead of a net loss, which was partially offset by changes in operating assets and liabilities that used cash, primarily changes in our accrued expenses and accounts payable, as we paid down accrued expenses and other vendors, as well as increases in trade accounts receivable, which increased as we grew the number of installations in the field.

Investing activities

We used $453,000 of net cash in investing activities for the nine months ended September 30, 2018, which reflects purchases of assets for lease of $323,000 and fixed asset purchases of $131,000 to support our growing business, partially offset by proceeds from disposal of property and equipment of $1,000.

We used $786,000 of net cash in investing activities for the nine months ended September 30, 2017, which reflects purchases of assets for lease of $764,000 and fixed asset purchases of $24,000 to support our growing business, partially offset by proceeds from disposal of property and equipment of $2,000.

Financing activities

We used $568,000 in net cash in financing activities during the nine months ended September 30, 2018, reflecting the payment of loans payable of $1,072,000, partially offset by receipt of proceeds from exercise of warrants and stock options of $504,000.

We generated $561,000 in net cash from financing activities during the nine months ended September 30, 2017 due to proceeds from sales of common stock of $553,000 ($78,000 of which was related to proceeds from exercise of stock options), and proceeds from loans payable of $114,000, partially offset by payments of loans payable of $106,000.

Description of Indebtedness

In January 2016, we borrowed an aggregate of $1.5 million from the Chang Family Trust, one of our significant stockholders and the family trust of our former director, William H.C. Chang, pursuant to two separate 2-year promissory notes. We amended the terms of the notes in May 2017 to extend the maturity date by one year to January 2019, and we repaid these notes in full in October 2018. The notes bore simple interest ($1.0 million at a rate of 10% per annum, and $0.5 million at 5% per annum). In connection with the borrowing, we issued the Chang Family Trust two-year warrants to purchase an aggregate of 228,572 shares of our common stock at an exercise price of $1.75 per share. We amended the warrants in May 2017 to remove the requirement that stockholder approval be obtained if such exercise would result in beneficial ownership of more than 19.99%. The Chang Family Trust exercised these warrants for an aggregate 228,572 shares of our common stock in December 2017. In connection with the May 2017 amendment of such notes and warrants, we issued the Chang Family Trust warrants to acquire an aggregate of 134,616 shares of our common stock at $2.60 per share, which warrants expire January 21, 2022, three years after the maturity date of the notes, as amended. The Chang Family Trust exercised these warrants for an aggregate 134,616 shares of our common stock in October 2018.

In April 2016, we borrowed an aggregate of $160,000 from an accredited investor, pursuant to a two-year promissory note, which we repaid in full in April 2018. The note bore simple interest at a rate of 10% per annum. In connection with the original borrowing, we issued a two-year warrant to purchase an aggregate of 18,162 shares of our common stock at an exercise price of $1.85 per share, which warrants were exercised in full in December 2017.

In May 2016, we borrowed an aggregate of $80,000 from an accredited investor, pursuant to a two-year promissory note, which we repaid in full in May 2018. The note bore simple interest at a rate of 10% per annum. In connection with the borrowing, we issued a two-year warrant to purchase an aggregate of 9,081 shares of our common stock at an exercise price of $1.85 per share. The warrants were partially exercised in December 2017 for an aggregate 7,323 shares of our common stock with the remainder being exercised in March 2018.

In November 2016, we borrowed an aggregate of $250,000 from an accredited investor, pursuant to a two-year promissory note, which we repaid in full in August 2018 by issuing 12,943 shares of our common stock. The note bore simple interest rate of 10% per annum. In connection with the initial borrowing, we issued a two-year warrant to purchase an aggregate of 28,378 shares of our common stock at an exercise price of $1.85 per share, which was exercised in full in January 2018.

In addition to the above, we have also entered into other debt financing arrangements, including equipment and software financing arrangements. See Note 7 to our financial statements appearing elsewhere in this interim report on Form 10-Q for description of our indebtedness.

Off-Balance Sheet Arrangements

As of each of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2018 and December 31, 2017, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our senior vice president, finance and accounting, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer and our senior vice president, finance and accounting, concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer, our senior vice president, finance and accounting, as appropriate to allow timely decisions regarding required disclosure, due to the existence of the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We continued implementing remedial measures during the quarter ended September 30, 2018 to address the previously identified material weakness in our internal control over financial reporting relating to analyzing related party transactions and a lack of technical accounting competence, which efforts were initially commenced in the first quarter of 2018. Other than these remedial efforts, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended September 30, 2018.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2018, we issued an aggregate of 14,715 shares of our common stock upon cashless exercise of warrants to acquire an aggregate 24,812 shares that were issued to the representatives in connection with our February 2014 initial public offering. We relied upon the exemption provided in Section 4(a)(2) of the Securities Act to issue such shares upon exercise of the warrants.

In July 2018, we issued 8,646 shares of our common stock to an accredited investor upon cashless exercise of warrants to acquire 12,000 shares of our common stock. The warrants were initially issued in a private placement prior to our initial public offering. We relied upon the exemption provided in Section 4(a)(2) of the Securities Act to issue such shares upon exercise of the warrants.

In August 2018, we issued 12,943 shares of our common stock as payment in full of an outstanding promissory note having an aggregate principal amount of $250,000 held by an accredited investor. We relied upon the exemption provided in Section 4(a)(2) of the Securities Act to issue such shares upon conversion of the promissory note.

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

November 1, 2018	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

