Form 10-K
period 2018-12-31
Semler Scientific, Inc.
filed 2019-03-07
CIK 1554859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $73,633,896.60 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of March 5, 2019 was 6,324,985.
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

2018 ANNUAL REPORT ON FORM 10-K
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
In the year ended December 31, 2018, we had total revenues of  $21,491,000 and net income of $5,014,000 compared to total revenues of  $12,452,000 and a net loss of  $1,510,000, in 2017.
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
We have placed our QuantaFlo™ product with healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry such as risk assessment groups, in addition to doctors’ offices. Our largest customer is a U.S. diversified healthcare company and its affiliated plans, and in the year ended December 31, 2018, it accounted for 52.5% of our revenues.
Other Blood Flow Testing Methods
Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The traditional ankle brachial index, or ABI, with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally, these tests take 15 minutes to perform and require a vascular technician to be done properly. Like QuantaFlo™, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to QuantaFlo™, imaging tests are much more expensive and are performed by specialists in special laboratories or offices.
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

Undiagnosed vascular disease of the legs has been called a major under-diagnosed health problem in the United States by the National Institute of Health and the Wall Street Journal. We believe vascular disease in leg arteries is undiagnosed in 75% of cases, which is about 12 million Americans. Known as PAD, this condition is a common and deadly cardiovascular disease that is often undiagnosed. PAD develops when the arteries in the legs become clogged with plaque — fatty deposits — that limit blood flow to the legs. As with clogged arteries in the heart, clogged arteries in the legs place patients at an increased risk of heart attack and stroke. Published studies have shown that persons with PAD are four times more likely to die of heart attack, and two to three times more likely to die of stroke. According to a study by P.G. Steg published in the JAMA, patients with PAD have a 21% event rate of cardiovascular death, heart attack, stroke or cardiovascular hospitalization within 12 months. The SAGE Group has estimated that as many as 20 million people are affected with PAD in the United States alone and A.T. Hirsch et al. in a JAMA published article further estimate that only 11% have claudication (pain on exertion), a classic symptom of PAD. One can lower the risks associated with PAD if the disease is detected, with early detection providing the greatest benefit.
Many people affected with PAD do not have noticeable symptoms. When symptoms of PAD are present, they often include fatigue, heaviness, cramping or pain in the legs during activity, leg or foot pain, sores, wounds or ulcers on the toes, feet, or legs, which are slow to heal. Persons with PAD may become disabled and not be able to work and can even lead to amputations. According to the National Limb Loss Information Center, an estimated 2 million Americans are amputees and the main causes are vascular disease in 54% of this population.
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
According to the National Center for Health Workforce Analysis, there are over 275,000 medical professionals practicing primary care in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of PAD. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of PAD and to feel for diminished pulses on physical exam, we believe that it is often the case in busy practices that the questions go unasked.
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

Strategy
Our mission is to develop, manufacture and market proprietary products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:
•
Targeting customers with patients at risk of developing PAD.   Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo™ on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 300,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo™ is estimated to be more than 80 million patients in the United States annually.

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

Sales and Marketing
We provide our QuantaFlo™ product to our customers through our salespersons and our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard. Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis, was acquired by Becton, Dickinson and Company in December 2017. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 8% of our revenues in each of 2017 and 2018. With certain exceptions, we appointed Bard on a co-exclusive basis to license QuantaFlo™ to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products and services to our anticipated market.
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
In addition to the license model with a fixed monthly fee, we also have contracts that charge a variable monthly fee, in which we invoice based on the number of tests performed with QuantaFlo™. In addition to licensing the QuantaFlo™ software, we have sold QuantaFlo™ equipment and accessories.

Manufacturing
We manufacture our product, QuantaFlo™ through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. We believe QuantaFlo™ is relatively easy to manufacture. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.
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
Research and Development Program
We have dedicated engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development. We are currently developing several updates and modifications to QuantaFlo™ in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our trade secrets and protecting proprietary positions.
We have sponsored several studies of our blood flow measurement products or provided data to authors on the use of our products for review and publication. One of these studies, the results of which were compiled in 2012 and published in a peer reviewed journal in 2013, sought to determine the frequency of finding undiscovered vascular disease in primary care practices using our vascular testing product. In the study of 632 patients at 19 office practices, the frequency of flow obstruction was 12% and of these patients, 75% did not have classic symptoms of PAD. Among other limitations of the study, the publication mentions the study’s retrospective design, no direct comparison to other vascular tests and passive data collection such that 8% of patients had one or more missing data fields.
Another study we sponsored was designed to assess the side by side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was sponsored by us.
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
Another study, the results of which were compiled and published in a peer reviewed journal in 2018, reported an analysis of a registry of screening PAD testing with our product between January 2017 and July 2017. In this study, 226,565 patients were tested and 31.3% had moderate to severe flow impairment in the lower extremities. Further analysis of a subset of 26,459 patients for whom clinical characteristics were recorded showed that 95% were asymptomatic. The authors concluded that earlier recognition of PAD may lead to earlier secondary preventive measures and improved outcomes for a population with a high-risk of cardiovascular mortality and morbidity. Among other limitations of the study, the publication mentions the study’s retrospective design and that clinical factors were recorded for only approximately 10% of patients.
A retrospective case series compiled and published in a peer reviewed journal in 2018 reported on 48 patients that were tested with our product and subsequently had a contrast angiography procedure for clinical indications. Using contrast angiography as the gold standard for determining PAD, the author concluded the data supports the use of our product as an aid for practicing physicians to accurately diagnose PAD in combination with clinical judgment. Among other limitations of the study, the sample size was small, tests were performed at specialty centers, and the analysis was done retrospectively.
Certain racial and economic groups in the United States are underserved by the medical community with limited access to specialists, a lack of early detection programs and inadequate preventive disease management. There is abundant evidence that certain ethnic populations are more at risk for cardiovascular disease and suffer sequelae of untreated PAD. A study was compiled and published in a peer reviewed journal in 2018 that presented a retrospective analysis of 1,901 patients tested with our product at 22 medical practices that serve predominately lower-income, non-white populations. The author concluded that our product can be effectively utilized by primary care clinicians in poor and underserved communities to identify PAD. The author posited that identifying PAD earlier in the disease process can be an important step towards filling the unmet need of higher intensity vascular care for minority populations. Limitations of the study include that it was a retrospective analysis and that there was no protocol to unveil the identity or ethnicity of any of the individual patients.
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

Pervasive and Continuing FDA Regulation
After a device is placed on the market, regardless of its classification or pre-market pathway, numerous regulatory requirements apply. These include, but are not limited to:
•
establishment registration and device listings with the FDA;

•
Quality System Regulations, which require manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;

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
In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Off-label promotion has been pursued as a violation of the federal false claims laws. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil, criminal and administrative penalties.
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
Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Health Care Reform Law, also imposed new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information is now made publicly available in a searchable format and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS for Medicare as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo™. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo™ measurements that require us to seek reimbursement from third-party payors. Many of our customers are third-party payors who pay us directly for use of our product and services.

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
Healthcare Fraud and Abuse
Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The federal Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the federal Anti-Kickback Law to reach large settlements with healthcare companies based on sham consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the recently enacted Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Law and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the criminal healthcare fraud statutes.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
If a governmental authority were to conclude that we are not in compliance with applicable fraud and abuse laws and regulations, we and our officers and employees could be subject to severe penalties including, for example, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and the results of our operations.
Employees
As of December 31, 2018, we had 46 employees, all of which were full-time employees. These employees included three executive officers and 29 employees dedicated to sales and marketing of our product and services, three of which do direct sales and the remainder support sales functions. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We also regularly engage consultants and subcontractors on an as-needed basis.

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
Risks Related to Our Business
We have incurred significant losses since inception and only recently became profitable. There is no assurance that additional financing will be available to us should we need it for any reason such as failing to generate sufficient cash from operations to support our business.
We only recently became profitable. Since inception, we have incurred significant operating losses in aggregate. Our net income was $5,014,000 for the year ended December 31, 2018 compared to a net loss of $1,510,000 for the year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of  $21,418,000. To date, we have financed our operations primarily through the sale of our equity securities and, to a limited extent, bank financing and issuance of promissory notes. If we are not able to generate sufficient cash from operations, we may need to raise additional capital through other means. Such additional financing may not be available in the amount that we need or on terms favorable to us, if at all. There can be no assurance that we will be able to maintain profitability on an annual basis.
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
In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. In addition, we are seeking to increase our sales and, in order to do so, might need to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
We currently actively market only one FDA-cleared product, a vascular testing product, which we also incorporate into our wellness testing service; vascular testing may not achieve broad market acceptance or be commercially successful.
We currently actively market only one product, QuantaFlo™ and expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product may not gain broad market acceptance unless we continue to educate physicians and plans of its benefits. Moreover, even if physicians understand the benefits of vascular testing, they still may elect not to use our product for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases.
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
Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as our vascular testing product to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with our vascular testing product by third-party payors is central to the acceptance of our vascular testing product and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with our vascular testing product if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.
Our vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
Our vascular testing product is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which our vascular testing product is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as our vascular testing product. We cannot control whether or not providers who use our vascular testing product will seek reimbursement. Therefore, our ability to successfully commercialize our vascular testing product could depend on the coverage and adequacy of reimbursement from these third-party payors.
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
We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had only three dedicated direct sales employees at December 31, 2018. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 8% of our revenues for each of the years ended December 31, 2018 and 2017. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of our vascular testing product. Although we have a good relationship with our co-exclusive distributor and have no reason to believe that our current contract will not be renewed when it expires at the end of December 2019 or that our co-exclusive distributor will terminate our arrangement prior to expiration (which it is permitted to do upon 90 days’ notice under our contract), we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.
To adequately commercialize our products, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
We are currently exploring other sales models to generate revenues from our products in addition to the leasing model. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.
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
Two customers account for a significant portion of our revenues and our accounts receivable. For the year ended December 31, 2018, two customers accounted for 52.5% and 19.5% of our revenues, and as of December 31, 2018, two customers accounted for 43.5% and 40.4% of our accounts receivable, respectively. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.
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
The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover us in the event of liability claims, and as of the date of this this annual report on Form 10-K, no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.
We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
The manufacturing and marketing of our vascular testing product and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment or may be required to do so by a regulatory authority. A recall of our vascular testing product or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.
If we fail to properly manage our anticipated growth, our business could suffer.
Our growth has placed, and will continue to place, a significant strain on our management and on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest and result in losses or weaknesses. Additionally, our anticipated growth will increase the demands placed on our supplier, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
To meet business objectives, we rely on both internal information technology systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research and patient data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these information technology systems and networks, and the confidentiality, integrity, and availability of our sensitive data. We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third-party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to our business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.
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
Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that our vascular testing product will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in consumer preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to our vascular testing product or our other products in development. Further, we may not be able to develop improvements and software updates to our vascular testing product at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with our vascular testing product.

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
Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
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
Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Health Care Reform Law such as removing penalties, starting January 1, 2019, for not complying with the Health Care Reform Law’s “individual mandate” to carry health insurance, delaying the implementation of certain Health Care Reform Law-mandated fees, and increasing certain discounts owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law.
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
In addition, the Health Care Reform Law imposes a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. Generally, the lease of a taxable medical device by the manufacturer will be treated as a sale for purposes of the medical device excise tax, and the medical device excise tax will be imposed on the portion of the lease payment that relates to the use of the taxable medical device (subject to limitation in certain circumstances). This new and significant tax burden could have a negative impact on our results of our operations. Although this tax was suspended as of January 1, 2016 for a two-year period ending December 31, 2017, and further suspended through December 31, 2019, in accordance with a continuing resolution on appropriations for fiscal year 2018, signed by President Trump, the potential tax burden could still be significant for 2020 and beyond, if not repealed altogether. Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.
The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
We are subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. Additionally, to the extent we maintain financial relationships with physicians and other healthcare providers, we may be subject to Federal and state physician payment sunshine laws and regulations, which require us to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The Federal False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. Off-label promotion has been pursued as a violation of the Federal False Claims Act. The Health Care Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the Federal False Claims Act and certain other false claims statutes.
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
On December 22, 2017, President Trump signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our ability to use NOLs to offset future taxable income may be subject to limitations.
As of December 31, 2018, we had federal NOL carryforwards of  $15.4 million. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
We are currently an “emerging growth company” and may remain one through 2019 and are also a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company through 2019 (for up to five years from our first sale of securities pursuant to an effective registration statement). We are also a “smaller reporting company.” For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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

Many of the foregoing scaled disclosure requirements also apply to smaller reporting companies. We have taken advantage of reduced reporting burdens in this annual report on Form 10-K. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to other companies that comply with public company effective dates.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer an emerging growth company, and in particular if we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Although we are currently both an emerging growth company and non-accelerated filer, and thus not yet required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, our management and other personnel will nevertheless need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly. We will need to continue to dedicate internal resources, potentially engage outside consultants and continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
We currently have a material weakness in our internal control over financial reporting. If we are not able to remedy this material weakness in our internal control over financial reporting, if we identify additional material weaknesses or significant deficiencies in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
In connection with their evaluation of our internal control over financial reporting for the year ended December 31, 2018, our management identified a new material weakness in our internal control over financial reporting pertaining to employee stock options and payroll withholding taxes. Specifically, we determined that we did not have adequate procedures and controls to appropriately comply with, and account for, certain payroll tax withholdings and related expenses. These payroll tax withholdings and expenses resulted in an underpayment of federal and state tax withholdings in connection with the exercise of vested employee stock options. In prior years, we have identified certain other deficiencies and material weaknesses in connection with management’s evaluation of our internal control over financial reporting that we have remedied. These weaknesses have included issues arising from our size and inability to segregate duties, as well as, even more recently, a lack of controls to identify and analyze related party transactions and a lack of technical accounting competence. As an emerging growth company and as a non-accelerated filer, our independent registered public accounting firm is not required to attest to our management’s evaluation of our internal control over financial reporting. Had our independent registered public accounting firm performed such an attestation of on our management’s evaluation of our internal control over financial reporting, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Although we implemented measures in 2017 and 2018 to remedy former material weaknesses, we are now in the process of implementing measures to address this recently identified material weakness. We cannot assure you that we have identified all material weaknesses or that we will not in the future have additional deficiencies or material weaknesses in our internal control over financial reporting. If we have additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.
Risks Related to Our Intellectual Property
Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product.
Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others’ patents and patent applications necessary to develop our product. If our patent or any future patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our product was to be limited, our ability to continue to manufacture and market our product could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.
As of December 31, 2018, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.
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
Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 53.8% of our common stock as of December 31, 2018. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has traded on the OTCQB under the symbol “SMLR” since August 11, 2016. From February 21, 2014 until August 11, 2016, our common stock was traded on the Nasdaq Capital Market under the symbol “SMLR.” The following tables set forth, for the periods indicated, the high and low bid prices, reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, when listed on the OTCQB, for each period indicated.
	High	Low
Fiscal Year 2018
First Quarter	$9.60	$6.45
Second Quarter	$15.99	$7.72
Third Quarter	$36.00	$14.80
Fourth Quarter	$40.00	$25.50
	High	Low
Fiscal Year 2017
First Quarter	$3.25	$1.45
Second Quarter	$3.35	$2.50
Third Quarter	$4.88	$2.77
Fourth Quarter	$8.50	$4.25
Holders
On March 5, 2019, the closing sale price of a share of our common stock was $39.70 per share and there were 6,324,985 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 20 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities
During the year ended December 31, 2018, we did not purchase any of our equity securities.

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
In the year ended December 31, 2018, we had total revenues of  $21,491,000 and a net income of $5,014,000 compared to total revenues of  $12,452,000 and a net loss of  $1,510,000 in 2017. In the three months ended December 31, 2018 we had a net profit of  $1,387,000 compared to a net profit of $254,000 for the three months ended December 31, 2017.
Sources of Revenues and Expenses
Revenues
We generate revenues primarily from the rental or license of our vascular testing product. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that normally automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements, which are either fixed fees, or variable fees based on usage. We also recognize revenue for hardware and supplies sales as of the date of shipment.
Cost of revenues
Our cost of revenues for our vascular testing product consists primarily of five components: the depreciation expense of our vascular testing product for lease; the write-off of the residual value of our vascular testing products retired from active leasing; manufacturing oversight personnel costs; the cost of hardware and supplies sold; and other miscellaneous items, such as freight, that are not directly related to product production. Each vascular testing product unit has a depreciation schedule based on the cost of the unit. The cost of each unit is depreciated on a straight-line basis over 36 months. Each unit has its own cost of production, which varies from time to time. We believe that the cost of each unit is a function of manufacturing efficiencies, supply costs and fixed overhead expense as affected by volume of units produced, which change from time to time. When cost of production is lower, the new units have a lower monthly depreciation and decrease the average depreciation per unit per month, which means our cost of revenues is lower. Similarly, if cost of production is higher, the new units will have a higher monthly depreciation and increase the average depreciation per unit per month, which means our cost of revenues is higher. We believe growth in the number of monthly depreciation charges is predominately due to our sales and marketing efforts, which add new customers to an established customer base. The retirement of units from active leasing is primarily a function of the aggregate number of vascular testing units rented and the occurrence from time to time of system upgrades. The cost of hardware or supplies sold are the cost of production for the item sold. The other costs of revenue vary primarily as a function of the aggregate number of vascular testing units rented and changes in operations such as manufacturing, delivery or maintenance.
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
Total other expense
Our total other income expense primarily reflects other taxes and fees as well as interest income and expense.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our audited financial statements, appearing elsewhere in this this annual report on Form 10-K.
Revenue Recognition
We recognize revenue from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement, which are either fixed fees or variable fees based on usage. We also recognize revenue for hardware and supplies sales as of the date of shipment.
Stock-Based Compensation
We recognize compensation expense in an amount equal to the estimated grant-date fair value of each option grant, or stock award over the estimated period of service and vesting. Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk-free interest rate and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different values by management in connection with these assumptions in the Black Scholes option pricing model could produce substantially different results.
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
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
We had revenues of  $21,491,000 for the year ended December 31, 2018, an increase of  $9,039,000, or 72.6%, compared to $12,452,000 in 2017. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of  $21,105,000 from fees for our vascular testing products in 2018, an increase of  $9,116,000 compared to $11,989,000 in 2017. The remainder was from other equipment/supply sales of accessories, which were $386,000 in 2018 as compared to $463,000 in 2017.
Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.
Operating expenses
We had total operating expenses of  $16,149,000 for the year ended December 31, 2018, an increase of $2,844,000, or 21.4%, compared to $13,305,000 in 2017. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues
We had cost of revenues of  $2,703,000 for the year ended December 31, 2018, an increase of  $150,000, or 5.9%, from $2,553,000 for 2017. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 12.6% in 2018, as compared to 20.5% in 2017, primarily due to revenue growing at a faster pace than cost of revenue.
Engineering and product development expense
We had engineering and product development expense of  $2,085,000 for the year ended December 31, 2018, an increase of  $254,000, or 13.9%, compared to $1,831,000 in 2017. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts, and was offset by the reclassification of personnel to general and administrative.
Sales and marketing expense
We had sales and marketing expense of  $7,202,000 for the year ended December 31, 2018, an increase of  $2,124,000, or 41.8%, compared to $5,078,000 in 2017. The increase was primarily due to higher sales compensation and personnel expense reflecting our revised compensation program and the continued expansion of existing customer orders, marketing activities and increased headcount and associated expense as compared to the prior year period.
General and administrative expense
We had general and administrative expense of  $4,159,000 for the year ended December 31, 2018, an increase of  $316,000, or 8.2%, compared to $3,843,000 in 2017. The increase was primarily due to the growth in our business and reclassification of personnel to our corporate function, which was offset by lower expenses as we had fewer Board members and lower professional fees.
Other expense
We had other expense of  $302,000 for 2018, a decrease of  $346,000, or 53.4%, compared to $648,000 in 2017. The decrease was primarily due to inclusion in 2017 of a loss on the extinguishment of loans payable of  $179,000, which arose due to the May 2017 amendment of our loans from Mr. Chang, which was treated as an extinguishment for accounting purposes. A portion of the decrease is also due to lower interest expense associated with retirement of notes payable.
Provision for taxes
In 2018, we recorded a tax expense of  $26,000, an increase of  $17,000, or 188.9%, compared to $9,000 in 2017. As of December 31, 2018, we had federal NOL carryforwards of  $15.4 million.
Net income (loss)
For the foregoing reasons, we had a net income of  $5,014,000 for the year ended December 31, 2018, an increase of  $6,524,000, compared to a net loss of  $1,510,000 for the year ended December 31, 2017.
Liquidity and Capital Resources
We had cash of  $3,284,000 at December 31, 2018 compared to cash of  $1,457,000 at December 31, 2017, and total current liabilities of  $3,512,000 at December 31, 2018 compared to $5,140,000 at December 31, 2017. As of December 31, 2018, we had working capital of approximately $2,726,000.

Operating activities
We generated $4,697,000 of net cash from operating activities for the year ended December 31, 2018 compared to $621,000 of net cash in operating activities for the year ended December 31, 2017. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business, which affected depreciation, accrued expenses, accounts payable and trade accounts receivable. We also modified the terms of two outstanding notes in May 2017, which resulted in accretion of non-cash interest and loss on extinguishment of debt.
We generated $621,000 of net cash from operating activities for the year ended December 31, 2017. Non-cash adjustments to reconcile net loss to net cash operating activities were $1,950,000 in the year ended December 31, 2017. These non-cash adjustments primarily reflect depreciation of  $559,000, stock-based compensation expense of  $343,000, loss on impairment of fixed assets of  $251,000, loss on disposal of assets for lease of  $247,000, loss on extinguishment of debt of  $179,000, accretion of non-cash interest of  $174,000, amortization of debt discount of  $156,000, and allowance for doubtful accounts of $41,000. Changes in operating assets and liabilities provided $181,000 of net cash. These changes in operating assets and liabilities included changes in accrued expenses of  $624,000, accounts payable of $38,000, and deferred revenue of  $16,000, partially offset by cash used by trade accounts receivable of $479,000 and prepaid expenses of  $18,000.
Investing activities
We used $843,000 of net cash in investing activities for the year ended December 31, 2018, primarily attributable to purchase of assets for lease of  $706,000 and additions to property and equipment of $137,000, to support our growing business.
We used $968,000 of net cash in investing activities for the year ended December 31, 2017, primarily attributable to purchase of assets for lease of  $924,000 and additions to property and equipment of $44,000, to support our growing business.
Financing activities
We used $2,027,000 of net cash from financing activities during the year ended December 31, 2018, primarily due to cash used in payments of loans payable of  $2,897,000, partially offset by proceeds from issuance of common stock of  $870,000 (including $456,000 from exercise of stock options and $414,000 from exercise of warrants.
We generated $1,182,000 of net cash from financing activities during the year ended December 31, 2017, primarily due to proceeds from issuance of common stock of  $1,214,000 (including $633,000 from exercise of warrants, $475,000 from issuance of common stock, and $106,000 from exercise of stock options) and proceeds from loans payable of  $112,000, partially offset by cash used in payments of loans payable of  $144,000.
Description of Indebtedness
We repaid approximately $3,147,000 of indebtedness in the year ended December 31, 2018 and do not currently have any outstanding material indebtedness. For a description of our indebtedness, see Note 7 to our audited financial statements appearing elsewhere in this annual report on Form 10-K.
Off-Balance Sheet Arrangements
As of each of December 31, 2018 and 2017, we had no off-balance sheet arrangements.
Commitments and Contingencies
As of each of December 31, 2018 and 2017, other than employment/consulting agreements with our executive officers and our San Jose lease, we had no material commitments other than the liabilities reflected in our financial statements.

JOBS Act
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period, and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this annual report on Form 10-K.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer, our senior vice president, finance and accounting and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our chief executive officer, our senior vice president, finance and accounting, and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer, senior vice president, finance and accounting, and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of material weaknesses in our internal control over financial reporting..
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —

Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting: a lack of adequate procedures and controls to appropriately comply with, and account for, certain payroll tax withholdings and related expenses, which resulted in an underpayment of federal and state tax withholdings in connection with the exercise of vested employee stock options.
Changes in Internal Control over Financial Reporting
In an effort to remediate our prior material weaknesses, in the fourth quarter of 2018, we introduced new internal controls to properly value and record complex accounting transactions requiring a high degree of technical accounting competence and to properly identify and record related party transactions. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2018.
We also intend to implement additional controls and procedures to address our recently identified material weakness in our accounting for payroll taxes associated with employee stock option exercises in the first quarter of 2019. We will continue assessing our procedures to improve our internal control over financial reporting to remedy this and any potential future deficiencies or material weaknesses in our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:
Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	64	Chief Executive Officer and Director	September 2012	2021
Andrew B. Weinstein	54	Senior Vice President, Finance and Accounting	N/A	N/A
Daniel E. Conger	42	Vice President, Finance	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	71	Director	June 2014	2020
Wayne T. Pan, M.D., Ph.D.	54	Director	May 2014	2019
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
Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 50 years of experience in healthcare, with more than 30 years in leading positions with several healthcare companies. From 2001 to 2015, Dr. Leibowitz was chief medical officer and executive vice president at Health Advocate, Inc., a health advocacy and assistance company he co-founded that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation, a publicly traded telecommunications and health services company. West Corporation was in turn acquired and taken private by Apollo Global Management, LLC in October 2017. Dr. Leibowitz continues with West Corporation as West Health Advocate Solutions, Inc.’s chief medical officer and president emeritus. Health Advocate Inc.’s clients include more than 12,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third-party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and including revising his chapter on Health System Navigation in the recently published Second Edition of Population Health, Creating a Culture of Wellness, edited by David Nash and others. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.
Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, and health information technology. Dr. Pan is currently a medical director in Global Medical Affairs at BioMarin Pharmaceutical Inc., functioning as the Global Medical Lead for products in development and marketed products treating the mucopolysaccharidoses (MPS) diseases, Morquio A (MPS IVA), Maroteaux-Lamy (MPS VI) and Sanfilippo B (MPS IIIB) syndromes. He is also a part-time associate medical director at San Francisco Health Plan, responsible for utilization management, appeals and grievances and the care transitions program. From April 2016 to February 2018, he was a medical director in Quality of Care and Health Economics and Outcomes Research, US Medical Affairs at Genentech, Inc., a biotechnology company based in South San Francisco. From April 2015 to April 2016, Dr. Pan served as the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From October 2014 to April 2015, Dr. Pan served as medical director in the technology group of Clover Health Labs, a start-up integrated healthcare delivery system based on the East Coast that includes a hospital system, a medical group and affiliated independent physicians, and a Medicare and Medicaid health plan. From June 2014 to April 2015 he served as the Chief Medical Officer at Santa Clara County IPA (SCCIPA), a large independent physician association in Santa Clara County, California with 800 multi-specialty physicians with 80,000 covered lives in commercial (HMO/ACO) and Medicare Advantage (HMO/ACO) programs. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007-2008. Dr. Pan holds an M.B.A. from The Wharton School, University of Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.
Other than as described above in the biographies, there are no family relationships among any of our directors or executive officers.
Executive Officers
Andrew B. Weinstein — Mr. Weinstein has served as our Senior Vice President, Finance and Accounting since October 2018. He previously served as the Vice President of Accounting since joining our company in March 2017. From May 2006 until joining our company, Mr. Weinstein served as Vice President, Controller and member of senior management at Health Advocate, Inc., a health advocacy and assistance company that provides support and helps consumers navigate the healthcare system. During his tenure at Health Advocate, Mr. Weinstein was responsible for all accounting, finance, payroll, benefits and financial reporting activities of the company and its four subsidiaries, leading a team of eighteen people. He also served as a director of two of Health Advocate’s subsidiaries. Mr. Weinstein received a B.S. in Accounting from Pennsylvania State University and is a Certified Public Accountant (Pennsylvania).
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
Changes to Procedures for Recommending Nominees to Board of Directors
None.
Audit Committee
Our board of directors has established a separately-designated standing audit committee, which is currently comprised solely of Dr. Pan, who serves as both sole member and Chairman. We do not have any current board members who qualify as an “audit committee financial expert,” and accordingly, our audit committee does not have an “audit committee financial expert”. The nominating committee of the board of directors expects to identify suitable candidates for the board of directors prior to any potential relisting on Nasdaq, if not sooner, including an individual who can serve on the audit committee and who qualifies as an audit committee financial expert within the meaning of the SEC’s rules.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance other than a late Form 4 due to acquisition of shares by the Chang Family Trust, one of our significant stockholders.
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
ITEM 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) the two most highly compensated executive officers other than our principal executive officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2018. As none of our named executive officers received any stock awards or nonqualified deferred compensation earnings during the years ended December 31, 2018 and 2017, we have omitted those columns from the table.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Douglas Murphy-Chutorian, M.D., director and chief executive officer	2018	$367,500	$0	$746,250	$448,642	$15,975	$1,578,367
	2017	$367,500	$0	$179,134	$287,397	$36,506	$870,537
Andrew B. Weinstein senior vice president, finance and accounting	2018	$230,000	$46,000	$0	$0	$979	$276,979
Daniel E. Conger, vice president, finance	2018	$200,000	$40,000	$0	$0	$22,024	$262,024
	2017	$157,500	$31,500	$0	$0	$15,025	$204,025

(1)
Represents aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

(2)
Represents annual bonus earned under our incentive compensation plan. The amounts represent performance-based cash incentives earned by Dr. Murphy-Chutorian based on the achievement of certain company goals and his target incentive compensation amount. Incentive compensation awards are paid annually, based on the achievement of the objectives set by the compensation committee of our board of directors at the beginning of the fiscal year.

(3)
In 2017, the non-equity incentive plan compensation earned by Dr. Murphy-Chutorian includes an additional $45,091, reflecting additional amounts earned on deferred bonuses. Dr. Murphy-Chutorian agreed to defer payment of his 2017 bonus until January 2019. Such deferred amount accrued additional bonus payments at a rate of 1% per month. As of December 31, 2018, these deferrals have been paid in full and there is no balance due.

(4)
Represents payment of health insurance premiums pursuant to the terms of employment agreements. For Dr. Murphy-Chutorian, in 2017 also includes $24,657 earned on deferred compensation from his consulting arrangements prior to becoming chief executive officer. All deferred compensation from Dr. Murphy-Chutorian’s consulting arrangements, including the additional $24,657, was paid as of December 31, 2017.

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
In December 2017, our board of directors approved Dr. Murphy-Chutorian’s compensation arrangement for 2018, which, as recommended by the compensation committee, would be the same as 2017: effective January 1, 2018, base salary of  $367,500, target incentive equal to 50% of base salary, and a grant of 125,000 stock options under our 2014 stock option plan. The payment of any target incentive will be at the discretion of the compensation committee and will be based on achievement of performance goals by Dr. Murphy-Chutorian. Accordingly, on January 1, 2018, Dr. Murphy-Chutorian was granted a stock option to acquire 125,000 shares of our common stock at $8.00 per share, which option has a term of 10-years, and is subject to one-year cliff vesting for one-quarter of the option, and the remaining three-quarters vesting monthly vesting over three years such that it is vested in full on the four-year anniversary of the grant date.
In January 2018, Dr. Murphy-Chutorian agreed to defer payment of 2017 bonus payable to him until January 2019. Accordingly, the board of directors approved the recommendation of the compensation committee to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. As of December 31, 2018, these deferrals have been paid in full and there is no balance due.
In November, 2018, our board of directors, upon the recommendation of its compensation committee, approved Dr. Murphy-Chutorian’s compensation arrangement for 2019, effective January 1, 2019: base salary of  $400,000, target incentive equal to 50% of base salary would be the same as 2018, and no grant of stock options.
Andrew B. Weinstein
On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective March 15, 2018, Mr. Weinstein’s base salary is $230,000 with target incentive of 20% of base salary. There are no changes to Mr. Weinstein’s salary for 2019.

Daniel E. Conger
On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective January 1, 2017, Mr. Conger’s base salary was increased to $165,375 with target incentive bonus of  $33,075. Effective August 1, 2017, Mr. Conger’s base salary was increased to $175,000 with target incentive bonus of $35,000. Effective January 1, 2018, Mr. Conger’s base salary was increased to $200,000 with target incentive bonus of  $40,000. There are no changes to Mr. Conger’s salary for 2019.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2018. We have omitted certain columns from the table as we do not have any outstanding stock awards.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(1)	85,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Douglas Murphy-Chutorian(2)	90,885	34,115	$2.23	02/17/2026
Douglas Murphy-Chutorian(2)	61,632	63,368	$1.72	01/19/2027
Douglas Murphy-Chutorian(3)	0	125,000	$8.00	12/31/2027
Andrew B. Weinstein(2)	13,667	16,333	$3.15	03/14/2027
Daniel E. Conger(1)	5,000	0	$2.10	11/08/2024
Daniel E. Conger(2)	8,743	1,257	$3.44	07/20/2025
Daniel E. Conger(2)	3,806	1,194	$2.59	12/31/2025

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

Director Compensation
The following table shows the compensation earned in the year ended December 31, 2018 by our non-employee directors. Our non-employee directors received only director fees and option awards in 2018, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “— Summary Compensation Table.”
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Arthur “Abbie” Leibowitz, M.D., F.A.A.P. (2)	$42,100	$29,850	$71,950
Wayne T. Pan, M.D., Ph.D.(2)	$54,766	$29,850	$84,616

(1)
Includes additional amounts earned in 2018 on deferred amounts ($2,100 for Dr. Leibowitz and $2,766 for Dr. Pan).

(2)
Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding assumptions used for computation of fair value, see Note 10 to our audited financial statements included elsewhere in this annual report on Form 10-K.

Non-Employee Director Compensation Policy
Prior to the adoption of our non-employee director compensation program in July 2014, we did not have a formal compensation plan for our directors. We did not pay our directors attendance fees or grant them equity or other compensation for service on our board.
Our non-employee director compensation program is currently as follows:
All non-employee directors are entitled to receive an annual $45,000 retainer for service as a board member ($82,500 for non-employee chairman of the board, if any) and an annual retainer for each committee on which they serve as a member:
•
$22,500 per year for service as chairman of the audit committee or $11,250 per year for service as a member of the audit committee;

•
$15,000 per year for service as chairman of the compensation committee or $7,500 per year for service as a member of the compensation committee;

•
$7,500 per year for service as chairman of the nominating committee or $3,000 per year for service as a member of the nominating committee;

Cash payments to non-employee directors are to be paid quarterly and will be pro-rated for directors who join the board or a board committee mid-year. We no longer provide equity compensation to our non-employee directors for service on our board.
In December 2017, Drs. Pan and Leibowitz agreed to further defer payment of non-employee director compensation due to them for prior services until January 1, 2019. In consideration of their agreement to defer payment of compensation, the board of directors approved the recommendation of the compensation committee to continue to defer these amounts and increase the balance owed by 1% per month on any unpaid accrued amounts. As of December 31, 2018, these deferrals have been paid in full and there is no balance due.
Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. Our management, together with the compensation committee, reviews of our compensation programs, including our executive compensation program, to determine if such programs create risks that are likely to have a material adverse effect on our company. Based on this review, our board of directors believes that the level of risk associated with our compensation programs is not reasonably likely to have a material adverse effect on our company.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2018 of:
•
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•
each of our directors;

•
each of our named executive officers; and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 6,324,985 shares of common stock issued and outstanding as of December 31, 2018. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after December 31, 2018 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 911 Bern Court, Suite 110, San Jose, CA 95112.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Chang Family Trust	1,400,419	22.1%
Dr. Herbert Semler(1)	560,564	8.7%
Eric Semler	568,221	9.0%
Park West Asset Management, LLC(2)	377,080	6.0%
Executive Officers and Directors:
Dr. Arthur N. Leibowitz(3)	50,000	*
Dr. Douglas Murphy-Chutorian(4)	855,954	12.8%
Dr. Wayne T. Pan(5)	56,333	*
Andrew B. Weinstein(6)	14,917	*
Daniel E. Conger(7)	18,174	*
All directors and officers as a group (5 persons)	995,378	14.5%

*
less than 1%

(1)
Includes (i) 508,064 issued shares of our common stock, (ii) options to purchase 52,500 shares of our common stock held by Dr. Semler. Shares of common stock are held in family trusts, including the Semler Family Trust, over which Dr. and Mrs. Semler are co-Trustees and together share voting and investment power over such securities, as well as the Herbert J. Semler Trust.

(2)
Includes (a) 339,517 shares held by Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and (b) 37,563 shares held by Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI” and, collectively with PWIMF, the “PW Funds”). Park West Asset Management LLC (“PWAM”) is the investment manager to the PW Funds), and Peter S. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own the 377,080 shares held in the aggregate by the PW Funds. The address of the PW Funds, PWAM and Mr. Park is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.
(3)
Represents options to acquire 50,000 shares of our common stock.

(4)
Includes (i) 63,571 shares of our common stock, (ii) options to purchase 619,740 shares of our common stock, and (iii) warrants to purchase an aggregate of 236,214 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(5)
Represents options to acquire 56,333 shares of our common stock.

(6)
Represents options to acquire 14,917 shares of our common stock.

(7)
Represents options to acquire 18,174 shares of our common stock.

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2018. We do not have any equity compensation plans that have not been approved by securityholders.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,648,447	3.23	987,337(1)
2007 Key Person Stock Option Plan	113,000	1.89	0
Total	1,761,447	3.189	987,337

(1)
The amount of shares available under this plan automatically increases on January 1st of each year in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Accordingly, effective January 1, 2019, the number of securities remaining available for issuance increased by 252,999 shares.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded or will exceed the lesser of  (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.
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
On January 23, 2017, we issued and sold 40,000 shares of our common stock to Glenhill Concentrated Long Master Fund, LLC, a significant stockholder at such time, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, we issued and sold 120,000 shares of our common stock to GPG RM Investment, LLC, an affiliate of one of our significant stockholders at such time, pursuant to a stock purchase agreement for $300,000, which was paid in cash.
On August 16, 2018, we issued 12,943 shares of our common stock to Glenn Krevlin, a significant stockholder at such time, as payment in full of an aggregate $294,453 of outstanding principal and interest on a promissory note in lieu of cash payment.
Consulting Fees for Services Provided
Prior to becoming a director and then chief executive officer of our company, Dr. Murphy-Chutorian performed consulting services for us, which included managing finance, sales, marketing, operational and strategic planning for our company, as well as assistance and strategic guidance in securing financing. We began paying Dr. Murphy-Chutorian these accrued fees following our initial public offering, but deferred payment in full in exchange for increasing the balance owed by 1% per month on any unpaid accrued amounts. We paid Dr. Murphy-Chutorian the entire balance of these deferred accrued expenses in 2017, in an aggregate amount of  $227,000.
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
Review, Approval or Ratification of Transactions with Related Persons
Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 (or if we are a “smaller reporting company’ at such time, the lesser of  (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years) and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2018 and 2017. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.
	Year Ended December 31,
Fee Type	2018	2017
Audit Fees	$200,650	$186,425
Audit-Related Fees	0	0
Tax Fees	0	29,400
All Other Fees	0	0
Total	$200,650	$215,825

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
(3)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 21, 2016).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.1	Form of Investor Rights Agreement (incorporated by reference to Exhibit 4.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.2	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.3†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.4	Form of Representative’s Warrant (incorporated by reference to Exhibit 10.2 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.5†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.6†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.8†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).

Exhibit No.	Description
10.9†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Andrew B. Weinstein, dated March 14, 2017 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2018).
10.10†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.11†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.12	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).
10.13	Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
23.1*	Consent of BDO USA, LLP dated March 7, 2019.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ITEM 16.   FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Semler Scientific, Inc.
San Jose, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
New York, NY
March 7, 2019

Semler Scientific, Inc.
Balance Sheets
(In thousands of U.S. Dollars, except share and per share data)
	As of December 31
	2018	2017
Assets
Current Assets:
Cash	$3,284	$1,457
Trade accounts receivable, net of allowance for doubtful accounts of $52 and $35 respectively	2,801	1,315
Prepaid expenses and other current assets	153	111
Total current assets	6,238	2,883
Assets for lease, net	1,243	1,147
Property and equipment, net	223	193
Long-term deposits	15	15
Total assets	$7,719	$4,238
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$280	$488
Accrued expenses	2,797	2,670
Deferred revenue	435	531
Accrued interest, current portion	—	196
Loans payable, current portion net of debt discount of $0 and $9, respectively	—	1,018
Related party loan payable, current portion net of debt discount of $0 and $13, respectively	—	237
Total current liabilities	3,512	5,140
Long-term liabilities:
Deferred rent	11	13
Loans payable net of debt discount of $0 and $0, respectively	—	26
Related party loan payable net of debt discount of $0 and $0, respectively	—	1,642
Total long-term liabilities	11	1,681
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,349,985, and 5,902,244 shares issued, and 6,324,985 and 5,877,244 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	6	6
Additional paid-in capital	25,608	23,843
Accumulated deficit	(21,418)	(26,432)
Total stockholders’ equity (deficit)	4,196	(2,583)
Total liabilities and stockholders’ equity (deficit)	$7,719	$4,238

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Operations
(In thousands of U.S. Dollars, except share and per share data)
	For the years ended December 31
	2018	2017
Revenues	$21,491	$12,452
Operating expenses:
Cost of revenues	2,703	2,553
Engineering and product development	2,085	1,831
Sales and marketing	7,202	5,078
General and administrative	4,159	3,843
Total operating expenses	16,149	13,305
Income (loss) from operations	5,342	(853)
Interest expense	(59)	(231)
Related party interest expense	(239)	(233)
Loss on extinguishment of loans	—	(179)
Other expense	(4)	(5)
Other expense	(302)	(648)
Pre-tax net income (loss)	5,040	(1,501)
Provision for taxes	(26)	(9)
Net income (loss)	$5,014	$(1,510)
Net income (loss) per share, basic	$0.82	$(0.28)
Weighted average number of shares used in computing basic income (loss) per share	6,079,326	5,405,388
Net income (loss) per share, diluted	$0.66	$(0.28)
Weighted average number of shares used in computing diluted income (loss) per share	7,629,523	5,405,388

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands of U.S. Dollars, except share and per share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity/(Deficit)
	Shares Issued	Common Stock Amount	Shares	Amount
Balance at December 31, 2016	5,148,568	$5	(25,000)	$—	$21,998	$(24,922)	$(2,919)
Private Placement	190,000	—	—	—	475	—	475
Warrant Fair Values	—	—	—	—	289	—	289
Warrant Exercises	358,676	1	—	—	632	—	633
Stock-based Compensation	—	—	—	—	343	—	343
Stock Option Exercise	205,000	—	—	—	106	—	106
Net loss for 2017	—	—	—	—	—	(1,510)	(1,510)
Balance at December 31, 2017	5,902,244	$6	(25,000)	$—	$23,843	$(26,432)	$(2,583)
Issuance of Shares to Settle Related Party Loan	12,943	—	—	—	294	—	294
Warrant Exercises	212,517	—	—	—	414	—	414
Stock Option Exercise	222,281	—	—	—	456	—	456
Stock-based Compensation	—	—	—	—	601	—	601
Net income for 2018	—	—	—	—	—	5,014	5,014
Balance at December 31, 2018	6,349,985	$6	(25,000)	$—	$25,608	$(21,418)	$4,196

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Cash Flows
(In thousands of U.S. Dollars)
	For the years ended December 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,014	$(1,510)
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Amortization of debt discount	22	156
Accretion of non-cash interest	231	174
Loss on extinguishment of debt	—	179
Depreciation	503	559
Loss on impairment of fixed assets	—	251
Loss on disposal of assets for lease	200	247
Allowance for doubtful accounts	46	41
Stock-based compensation expense	601	343
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,503)	(479)
Prepaid expenses and other current assets	(42)	(18)
Accounts payable	(208)	38
Accrued expenses	(71)	624
Deferred revenue	(96)	16
Net Cash Provided by Operating Activities	4,697	621
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(138)	(47)
Proceeds from sale of property and equipment	1	3
Purchase of assets for lease	(706)	(924)
Net Cash Used in Investing Activities	(843)	(968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	475
Proceeds from exercise of warrants	414	633
Proceeds from exercise of stock options	456	106
Proceeds from loans payable	—	112
Payments of loans payable	(2,897)	(144)
Net Cash (Used in) Provided by Financing Activities	(2,027)	1,182
INCREASE IN CASH	1,827	835
CASH, BEGINNING OF PERIOD	1,457	622
CASH, END OF PERIOD	$3,284	$1,457
Cash paid for interest	$575	$13
Supplemental disclosure of noncash financing activity:
Issuance of shares to settle related party loan	$294	$—
Reclassification of accrued interest to debt upon extinguishment	$—	$162
Fair value of warrants issued to lenders	$—	$289

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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Assets for Lease
Assets for lease are recorded at cost. At December 31, 2018 and 2017, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2018 and 2017, there were no impairment indicators.
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
At December 31, 2018 and 2017, capital assets are classified into one of the following categories:
Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company
At December 31, 2018 and 2017, capital assets are depreciated based on the following estimated useful life for each category:
Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2017, there was an impairment of the fixed assets used in the WellChec™ business. As a result, the Company recorded an impairment of  $251 of WellChec™ equipment during that period. No impairment was recorded during the year ended December 31, 2018.

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
The financial instruments of the Company consist primarily of cash, accounts receivable, accounts payable, and loans payable. The carrying amounts of these items are considered a reasonable estimate of fair value at December 31, 2018 and 2017 due to their short-term nature and their market interest rates.
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
Debt Discounts
In 2016, the Company secured promissory notes from various accredited investors. These accredited investors were given the opportunity to purchase fully vested warrants exercisable for common stock, which were determined to have a fair value of  $407 at issuance which was recorded as debt discount. These debt discounts are being amortized to interest expense over the two-year life of the loan. The Company recognized $22 and $156 of interest expense associated with these discounts in 2018 and 2017, respectively. See Note 7.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2018 and 2017.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax bases of existing assets and liabilities and net operating loss (“NOL”) carry forwards, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. The U.S. Tax Cuts & Jobs Act of 2017 reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. In addition, NOLs generated after December 31, 2017 are carried forward indefinitely with yearly NOL utilization limited to 80% of taxable income. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forward and deferred tax assets will not be realized. The estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. The amendments in this update require that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018, with earlier application permitted. The Company adopted the new standard in the first quarter of 2018. The Company maintained a full valuation allowance on all deferred tax balances in 2017 and 2018, and therefore, the adoption of this standard does not have a material impact on its financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting. This ASU requires modification accounting for a change in terms or conditions of a share-based payment award only if the fair value, the vesting condition, or the classification of the award (as liability or equity) changes as a result of the changes in terms or conditions. The amendments, which are to be applied prospectively to modifications after adoption, are effective for the Company’s annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the new standard in the first quarter of 2018 and it did not have a material effect on the Company’s financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. This standard is effective for the Company’s year ending December 31, 2019 with early adoption permitted for the year ended December 31, 2017. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company adopted the new standard effective January 1, 2019, using the modified retrospective transition method. The Company determined the adoption of this standard will not have an impact on its financial statements.
In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides further guidance on lessors accounting policy election to not separate non-lease components from the associated lease components and limits this to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component, and (2) the lease component, if accounted for separately, would be classified as a an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU provide narrow scope improvements for lessor accounting by permitting lessors, as an accounting policy election, to treat certain sales taxes and other similar taxes as lessee costs, to exclude lessor costs paid by lessees directly to third parties from variable payments, and clarify the accounting by lessors for variable payments that related to both a lease component and a nonlease component. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, ASU 2016-13 requires the measurement of all expected credit losses for

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard is effective for the Company’s fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. . The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the effect the new standard will have on its financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this update to have a material impact on its financial statements.
3.
Assets for Lease, net

Assets for lease consist of the following:
	As of December 31,
	2018	2017
Assets for lease	$2,218	$1,847
Less: accumulated depreciation	(975)	(700)
Assets for lease, net	$1,243	$1,147

Depreciation expense amounted to $395 and $367 for the years ended December 31, 2018 and 2017, respectively. Reduction to accumulated depreciation for returned items was $120 and $152 for the years ended December 31, 2018 and December 31, 2017, respectively. The Company recognized a loss on disposal of assets for lease in the amount of  $200 and $247 for the years ended December 31, 2018 and 2017, respectively.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

4.
Property and Equipment, net

Capital assets consist of the following:
	As of December 31,
	2018	2017
Capital assets	$457	$322
Less: accumulated depreciation	(234)	(129)
Capital assets, net	$223	$193

Depreciation expense amounted to $108 and $192 for the years ended December 31, 2018 and 2017, respectively. In addition to depreciation expense, the Company recorded an impairment on fixed assets purchased for its WellChec™ business of  $251 for the year ended December 31, 2017. Associated with this impairment to operating expenses, there was a reduction to accumulated depreciation of  $233 and a reduction to capital assets of  $484 for the year ended December 31, 2017. There was no impairment recorded for the year ended December 31, 2018.
5.
Accrued Expenses

Accrued expenses consist of the following:
	As of December 31,
	2018	2017
Compensation	$2,442	$2,275
Board of Director Fees	15	148
Miscellaneous Accruals	340	247
Total Accrued Expenses	$2,797	$2,670

Three employees, including the Chief Executive Officer (“CEO”), agreed to further defer amounts accrued to them as of December 31, 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2017 to no later than January 31, 2019. All of these amounts were paid as of December 31, 2018.
Two members of the Company’s board of directors have agreed to further defer fees earned from August 2016 to July 2017. The Company agreed to further delay and continue to accrue these amounts and increase the balance owed by 1% per month beginning January 1, 2018 to no later than January 1, 2019. All of these amounts were paid as of December 31, 2018.
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
Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2017, two customers accounted for 55.0% and 11.1% of the Company’s revenue. For the year ended December 31,

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

2018, two customers accounted for 52.5% and 19.5% of the Company’s revenue. As of December 31, 2017, two customers accounted for 56.6% and 23.9% of the Company’s accounts receivable, respectively. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively.
As of December 31, 2018 and 2017 the allowance for doubtful accounts was $52 and $35, respectively.
7.
Commitments and Contingencies

Facilities Leases
The Company recognized facilities lease expenses of  $69 and $67 for the years ended December 31, 2018 and 2017, respectively.
On September 23, 2014, the Company entered into a 36-month lease agreement for office space for the sales and marketing team located in Menlo Park, CA. The lease term commenced February 1, 2015 and is effective through January 31, 2018. Payments required under the terms of the lease are $17.0 per month from February 2015 to January 2016, $17.5 per month from February 2016 to January 2017, and $18.0 per month from February 2017 to January 2018. The lease came to an end in January 2018 and the Company anticipates zero total future lease payments. On July 15, 2015, the Company entered into a 30-month sublease agreement for the Menlo Park office space, which commenced August 1, 2015 and is effective through the term of the lease, January 31, 2018. Payments required to the Company under the terms of the sublease are $15.5 per month from August 2015 to July 2016, $16.0 per month from August 2016 to July 2017, and $16.5 per month from August 2017 to January 2018. The sublease came to an end in January 2018 and the Company anticipates receipt of zero future sublease payments.
Loans Payable
	December 31, 2018		December 31, 2017
Lender	Long-term	Short-term	Long-term	Short-term
Loans from Related Parties
Chang Family Trust			1,126
Chang Family Trust			516
Glenhill Concentrated Long Master Fund, LLC				250
Other Loans
Accredited Investor				700
Accredited Investor				160
Accredited Investor				80
Ascentium Capital, LLC				24
Ascentium Capital, LLC			16	26
Royal Bank America Leasing, L.P.				26
Ascentium Capital, LLC			10	11
Total	—	—	1,668	1,277
Debt Discounts	—	—	—	(22)
Total, net of debt discounts	—	—	1,668	1,255

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
On May 2, 2017, the Company entered into an amendment regarding the outstanding promissory notes and warrants issued in January 2016 to the Chang Family Trust. As amended, the maturity date for each note has now been extended by 12 months to January 2019, and the interest rate on the $500 note has been increased to 10.0% per annum for the final 12 months of its term. In each case, interest will accrue on the unpaid principal and accrued interest as of the original two-year maturity date in the final year term of the notes. The other terms of the notes remain unchanged. Additionally, as issued, the warrants were not exercisable, absent receipt of stockholder approval, if after such exercise the holder would be the beneficial owner of more than 19.99% of the Company’s common stock. This condition was removed by the amendments, and accordingly, stockholder approval is no longer required. In connection with the foregoing amendment, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of  $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022, three years after the latest maturity date of the promissory notes, as amended. As part of the amendment, the fair value of the warrants are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans which resulted in a loss on extinguishment of  $179 as recorded in the statements of operations. In October 2018, the Company paid in full the outstanding loans having an aggregate principal amount of  $1,500 held by the Chang Family Trust that were originally issued in January 2016 and amended in May 2017. The Chang Family Trust exercised the warrants in full in October 2018 and they are no longer outstanding.
On November 21, 2016, the Company entered into a loan agreement with Glenn Krevlin, an affiliate of a significant stockholder at such time. Pursuant to the loan agreement, the Company obtained a $250 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $250 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 28,378 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 9.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in January 2018. In August 2018, the Company paid the entire principal amount of the loan and accrued interest totaling $294,000 through the issuance of 12,943 shares of its common stock.
Other Loans
On March 31, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $700 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $700 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 79,459 shares of common stock at an exercise price of  $1.85 per share. The warrants were not able to be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in November 2017. In March 2018, the Company paid this loan and all associated interest in full.
On April 5, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained a $160 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $160 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 18,162 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were exercised in full in December 2017. In April 2018, the Company paid this loan and all associated interest in full.
On May 20, 2016, the Company entered into a loan agreement with an accredited investor. Pursuant to the loan agreement, the Company obtained an $80 unsecured loan for a 24-month term at a fixed interest rate of 10% per annum. Under the loan agreement, the Company will pay $80 of principal plus all accrued but unpaid interest at maturity. The notes may be prepaid at any time prior to maturity without penalty. The notes must be repaid prior to maturity in the event of default. In connection therewith, the Company issued the accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were partially exercised in December 2017 for an aggregate of 7,323 shares of the Company’s common stock with the remainder being exercised in March 2018. In May 2018, the Company paid this loan and all associated interest in full.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The Company uses the Black-Scholes pricing model to determine the fair market value of warrants. The fair market value of each warrant is estimated on the date of grant. The fair value of all warrants issued in conjunction with the promissory notes during 2017 was $288. There were no warrants issued during the year ended December 31, 2018. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
	For the year ended December 31,
	2018	2017
Expected term (in years)	—	4.75
Risk-free interest rate	—%	1.27%
Expected volatility	—%	104.6%
Expected dividend rate	—%	0%
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
On July 11, 2016, the Company entered into a secured equipment financing agreement with Royal Bank America Leasing, L.P. Pursuant to the agreement, the Company obtained a $140 loan for a 36-month term at a fixed interest rate of 7.3% per annum, which was secured by related equipment. The loan was to be disbursed in three installments. The first installment was for $37. The second installment for $47 was disbursed in July 2017, and the third installment for $56 was to be disbursed in July 2018. Under the loan agreement, the Company will pay $3.5 of principal and accrued interest for each of the first 12 months (July 2016 through July 2017), $4.4 of principal and accrued interest for each of months 13-24 (July 2017 through July 2018), and $5.3 of principal and accrued interest for each of months 25-36 (July 2018 through July 2019). The loan may be prepaid at any time only in accordance with the agreement. The agreement provides for customary events of default. The Company elected not to receive the third installment of this loan, and in July 2018, the Company paid this loan and all associated interest in full.
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
For the years ended December 31, 2018 and 2017, interest expense was $298 and $464 respectively, which included amortization of the debt discount of  $22 and $156, respectively.
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
8.
Stockholders’ Equity (Deficit)

Authorized Capital
The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of  $0.001 per share.
A.
Common Stock

Issuance of Common Stock
On January 23, 2017, the Company issued and sold 40,000 shares of its common stock to Glenhill Concentrated Long Master Fund, LLC, a significant stockholder at such time, pursuant to a stock purchase agreement for $100,000, which was paid in cash. On February 13, 2017, the Company issued and sold an aggregate of 150,000 shares of its common stock to two accredited investors, including GPG RM Investment, LLC, an affiliate of one of its significant stockholders at such time, pursuant to separate stock purchase agreements for an aggregate purchase price of  $375,000, which was paid in cash.

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
In May 2016, the Company issued an accredited investor a two-year warrant to purchase 9,081 shares of common stock at an exercise price of  $1.85 per share. The warrants may not be exercised absent receipt of stockholder approval if after such exercise the holder would be the beneficial owner of more than 4.99% of the Company’s common stock. The relative fair value of this warrant was recorded as a debt discount on the Company’s balance sheet and partially offsets the total balance due for loans payable. The warrants were partially exercised in December 2017 for an aggregate of 7,323 shares of the Company’s common stock with the remainder being exercised in March 2018.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

On May 2, 2017, the Company issued the Chang Family Trust a warrant to purchase 134,616 shares of its common stock at an exercise price of  $2.60 per share. In accordance with FASB ASC 815, these warrants were classified within permanent equity. The warrant expires January 21, 2022. As part of the loan amendment discussed in Note 8, the fair value of the warrants are considered in the calculation when determining whether an amendment resulted in a modification or extinguishment of the original loans and in accordance with FASB ASC 470, the Company recorded the amendment as an extinguishment of the original loans, which resulted in a loss on extinguishment of  $179 as recorded in the statements of operations. This warrant was exercised in full in October 2018.
Common Stock
For the years ended December 31, 2018 and 2017, a total of 2,037,661 and 2,382,443 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:
	Year ended December 31,
	2018	2017
Common stock warrants	276,214	527,306
Stock options	1,761,447	1,855,138
Total	2,037,661	2,382,444

9.
Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 2,783,616 shares for the year ending December 31, 2018.
In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2018, there were no shares available for future stock-based compensation grants under the 2007 Plan and 987,337 shares of an aggregate total of 2,783,616 shares available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2018 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2018 and 2017 is as follows:
	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2016	2,049,517	$2.58	7.66	$306
Options granted	180,000	2.10
Options exercised	(205,000)	0.52
Options forfeited/cancelled	(169,379)	3.41
Balance, December 31, 2017	1,855,138	$2.69	7.48	$9,850
Options granted	135,000	8.00
Options exercised	(222,281)	2.05
Options forfeited/cancelled	(6,410)	3.44
Balance, December 31, 2018	1,761,447	$3.18	6.84	$55,000
Exercisable as of December 31, 2017	1,465,611	$2.78	7.27	$7,646
Exercisable as of December 31, 2018	1,481,591	$2.83	6.57	$46,780
The total compensation cost related to unvested stock option awards not yet recognized was $1,038 as of December 31, 2018. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.83 years. The total number of unvested shares was 279,856 and 389,527 as of December 31, 2018 and 2017, respectively. The total estimated grant date fair value of unvested options was $1,038 and $1, 290 as of December 31, 2018 and 2017, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2018 and 2017 was $601 and $343, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2018 is $5.97 per share or an aggregate grant date fair value of  $806. The weighted average grant date fair value of options granted during the year ended December 31, 2017 is $1.61 per share or an aggregate grant date fair value of  $290. The weighted average grant date fair value of options forfeited during the year ended December 31, 2018 was $1.42. The weighted average grant date fair value of options forfeited during the year ended December 31, 2017 was $2.25.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

On January 2, 2018 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018 the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of  $49 during year ended December 31, 2018.
Determining the Fair Value of Stock Options
The fair value of the options granted is estimated on the date of grant using the Black-Scholes pricing model and the following assumptions for the periods presented:
	Year ended December 31,
	2018	2017
Expected term (in years)	5	5
Risk-free interest rate	2.2%	1.94 – 2.07%
Expected volatility	99.0%	98.6 – 106.2%
Expected dividend rate	0%	0%
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of  $601 and $343 as it relates to stock-based compensation for the years ended December 31, 2018 and 2017, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:
	Year ended December 31,
	2018	2017
Cost of Revenues	$2	$2
Engineering and Product Development	36	48
Sales and Marketing	92	93
General and Administrative	471	200
Total	$601	$343

11.
Income Taxes

The components of the provision for income taxes are as follows:
	2018	2017
Current tax provision:
Federal	$—	$—
State	26	9
Deferred tax provision:
Federal	—	—
State	—	—
Total	$26	$9

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2018 and 2017 are as follows:
	2018	2017
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	1.00%	14.71%
Change in valuation allowance	(2.31)%	134.91%
Change in U.S. Corporate Tax Rate (2017 U.S. Tax Act)	(4.62)%	(171.36)%
Permanent Items (Non-Deductible for Tax)	1.06%	(0.41)%
Other	0.00%	0.00%
Effective income tax rate	16.07%	(1.15)%

Deferred tax assets are comprised of the following at December 31:
	2018	2017
Net operating loss carryforwards	3,864	4,277
Deferred revenue	106	137
Depreciation and amortization	45	23
Stock based compensation	671	635
Accrual and reserves	119	291
Research and development credits, net of tax reserve	533	92
Total gross deferred tax assets	5,338	5,455
Less valuation allowance	(5,338)	(5,455)
Net deferred tax assets	$—	$—

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

The net change in the valuation allowance for December 31, 2018 was ($117). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the Company’s limited history of profitability, it recorded a 100% deferred tax allowance.
Federal and California tax laws impost significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company does not believe a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed. The Company has NOL carryforwards for federal and California income tax purposes of approximately $15,356 and $7,247, respectively, as of December 31, 2018. The federal NOL carryforwards, if not utilized, will expire beginning in 2032. The state NOL carryforwards, if not utilized, will expire beginning in 2031. Under The U.S. Tax Cuts & Jobs Act, effective January 1, 2018, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company has research and development tax credit carryforwards for federal income tax purposes of approximately $549 as of December 31, 2018. The federal research and development tax credit carryforward, if not utilized will expire beginning in 2032.
ASC Topic No. 740. requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:
	Gross Unrecognized Tax Benefits 2018	Gross Unrecognized Tax Benefits 2017
Unrecognized tax benefits – January 1	$29	$29
Gross increases related to prior tax positions	126	—
Gross increases related to current tax positions	62	—
Unrecognized tax benefits – December 31	$218	$29

As of December 31, 2018, and 2017, the Company had $218 and $29, respectively, unrecognized tax benefits and no adjustments to liabilities or operations that were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2018 and 2017. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.
The Company’s tax years beginning in 2013 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2014 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2012 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2018.
12.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)

Basic and diluted net EPS is calculated as follows:
	For the year ended December 31,
	2018			2017
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,079,326	$5,014	$0.82	5,405,388	$(1,510)	$(0.28)
Common stock warrants	191,445	—		—	—
Common stock options	1,358,752	—		—	—
Diluted EPS	7,629,523	$5,014	$0.66	5,405,388	$(1,510)	$(0.28)

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 because including them would have been anti-dilutive:
	For the year ended December 31,
	2018	2017
Weighted average shares outstanding:
Common stock warrants	—	747,121
Options	—	2,094,903
Total	—	2,842,024

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 7, 2019	Semler Scientific, Inc.
	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Murphy-Chutorian and Andrew B. Weinstein, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Name	Title	Date
/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
/s/ Andrew B. Weinstein Andrew B. Weinstein	Senior Vice-President, Finance and Accounting (Principal Financial Officer)	March 7, 2019

/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 7, 2019

/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 7, 2019