Form 10-Q
period 2019-03-31
Semler Scientific, Inc.
filed 2019-05-03
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 1, 2019, there were 6,331,147 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2019. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)
	For the three months ended March 31
	2019	2018

Revenues	$6,761	$4,463

Operating expenses:
Cost of revenues	896	704
Engineering and product development	569	367
Sales and marketing	2,070	1,705
General and administrative	1,372	874
Total operating expenses	4,907	3,650
Income from operations	1,854	813

Interest expense, net	-	(32)
Related party interest expense	-	(75)
Other expense	-	(107)

Net income	$1,854	$706

Net income per share:
Basic	$0.29	$0.12
Diluted	$0.23	$0.10

Weighted average number of shares used in computing basic and diluted income per share:
Basic	6,326,149	5,924,701
Diluted	8,170,287	7,280,492

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) March 31,	December 31,
	2019	2018

Assets

Current Assets:
Cash	$4,544	$3,284
Trade accounts receivable, net of allowance for doubtful accounts of $52 and $52, respectively	2,533	2,801
Prepaid expenses and other current assets	225	153
Total current assets	7,302	6,238

Assets for lease, net	1,518	1,243
Property and equipment, net	220	223
Long-term deposits	15	15
Total assets	$9,055	$7,719

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$257	$280
Accrued expenses	1,806	2,797
Deferred revenue	821	435
Total current liabilities	2,884	3,512

Long-term liabilities:

Deferred rent	10	11
Total long-term liabilities	10	11

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,356,147 and 6,349,985 shares issued, and 6,331,147 and 6,324,985 outstanding (treasury shares of 25,000 and 25,000), respectively	6	6
Additional paid-in capital	25,719	25,608
Accumulated deficit	(19,564)	(21,418)

Total stockholders' equity	6,161	4,196

Total liabilities and stockholders' equity	$9,055	$7,719

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.
Statements of Stockholders' Equity (Deficit)
(In thousands of U.S. Dollars, except share and per share data)

For the Quarter Ended March 31, 2018

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance at December 31, 2017	5,902,244	$6	(25,000)	$-	$23,844	$(26,432)	$(2,582)

Warrant Exercises	32,975	-	-	-	64	-	64

Stock Option Exercises	34,615	-	-	-	95	-	95

Stock Compensation Expense	-	-	-	-	193	-	193

Net income	-	-	-	-	-	706	706

Balance at March 31, 2018	5,969,834	$6	(25,000)	$-	$24,196	$(25,726)	$(1,524)

For the Quarter Ended March 31, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2018	6,349,985	$6	(25,000)	$-	$25,608	$(21,418)	$4,196

Stock Option Exercises	6,162	-	-	-	13	-	13

Stock-based Compensation	-	-	-	-	98	-	98

Net income	-	-	-	-	-	1,854	1,854

Balance at March 31, 2019	6,356,147	$6	(25,000)	$-	$25,719	$(19,564)	$6,161

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Three months ended March 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,854	$706

Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities:
Amortization of debt discount	-	13
Accretion of non-cash interest	-	65
Depreciation	143	121
Loss on disposal of assets for lease	34	69
Bad debt expense	6	3
Stock-based compensation expense	98	193
Changes in Operating Assets and Liabilities:
Trade accounts receivable	268	(1,064)
Prepaid expenses and other current assets	(72)	(93)
Accounts payable	(23)	(147)
Accrued expenses	(991)	(501)
Deferred revenue	386	269
Net Cash Provided by (Used in) Operating Activities	1,703	(366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(31)	(34)
Purchase of assets for lease, net	(425)	(58)
Net Cash Used in Investing Activities	(456)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of warrants	-	64
Exercise of stock options	13	95
Payments of loans payable	-	(739)
Net Cash Provided by (Used in) Financing Activities	13	(580)

INCREASE (DECREASE) IN CASH	1,260	(1,038)
CASH, BEGINNING OF PERIOD	3,284	1,457

CASH, END OF PERIOD	$4,544	$419
Cash paid for interest	$-	$142

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard will replace most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company adopted the new standard effective January 1, 2019, using the modified retrospective transition method. The Company determined that the adoption of this new standard did not have a material impact on its financial statements.

Topic 606 affects revenue recognition for the Company’s variable license fee contracts, which represents approximately $1,500 and $750 of revenue for the quarters ended March 31, 2019 and 2018, respectively. Essentially all of the variable license fee contracts are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed monthly fee, which is not subject to Topic 606. It was determined that the impact of the new standard has no effect on the way revenue was currently being recognized. Reusable hardware equipment or accessories may be provided to a customer for a set price and then use of the associated software is billed to the customer monthly based on volume of use. Under this scenario, revenue is recognized when and only when the customer uses the product. The Company is rendering a service and recognizes revenue in direct proportion to how much service is rendered. The sale of the equipment or accessories is recognized as hardware sales upon shipment to the customer. The initial contract is for a specified time period with automatic renewal each period thereafter until canceled. In case there is a violation of any term of the contract, the Company may deactivate the service remotely, so that the customer cannot continue to use the product.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides further guidance on lessors accounting policy election to not separate non-lease components from the associated lease components and limits this to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component, and (2) the lease component, if accounted for separately, would be classified as a an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU provide narrow scope improvements for lessor accounting by permitting lessors, as an accounting policy election, to treat certain sales taxes and other similar taxes as lessee costs, to exclude lessor costs paid by lessees directly to third parties from variable payments, and clarify the accounting by lessors for variable payments that related to both a lease component and a nonlease component. In January 2019, the FASB issued ASU No. 2019-01, Leases Codification Improvements, which reinstates the exception for lessors that are not manufacturers or dealers for determining fair value of the leased property as the underlying asset’s cost, clarifies the presentation on the statement of cash flows for sales type and direct financing leases for lessors that are depository and lending institutions and clarifies the transition disclosures related to accounting changes and error corrections in the year of adoption of the ASU. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this update to have a material impact on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

2.	Assets for Lease, net

Assets for lease consist of the following:

	March 31, 2019	December 31, 2018

Assets for lease	$2,568	$2,218
Less: accumulated depreciation	(1,050)	(975)
Assets for lease, net	$1,518	$1,243

Depreciation expense amounted to $109 and $87 for the three months ended March 31, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $35 and $33 for the three months ended March 31, 2019 and 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $34 and $69 for the three months ended March 31, 2019 and 2018, respectively.

3.	Property and Equipment, net

Capital assets consist of the following:

	March 31, 2019	December 31, 2018

Capital assets	$488	$457
Less: accumulated depreciation	(268)	(234)
Capital assets, net	$220	$223

Depreciation expense amounted to $34 and $24 for the three months ended March 31, 2019 and 2018, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018

Compensation	$1,450	$2,442
Miscellaneous accruals	356	355
Total accrued expenses	$1,806	$2,797

5.	Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2018, two customers accounted for 58.2% and 11.9% of the Company’s revenue, respectively. For the three months ended March 31, 2019, two customers accounted for 41.8% and 22.3% of the Company’s revenue, respectively. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively. As of March 31, 2019, two customers accounted for 55.6% and 12.5% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenue and accounts receivable in the three months ended March 31, 2019 is a U.S. diversified healthcare company and its affiliated plans.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2018, two vendors accounted for 11.0% and 10.8% of the Company’s accounts payable, respectively. As of March 31, 2019, three vendors accounted for 23.3%, 20.3%, and 11.1% of the Company’s accounts payable, respectively.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $17 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of March 31, 2019.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2019, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 987,337 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2019 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2019 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2019	1,761,447	$3.18	6.84	$55,000
Options exercised	(6,162)	2.10
Balance, March 31, 2019	1,755,285	$3.18	6.59	$69,492
Exercisable as of March 31, 2019	1,554,102	$2.99	6.41	$61,827

The total compensation cost related to unvested stock option awards not yet recognized was $693 as of March 31, 2019. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.33 years. The weighted average fair value of options granted during the three months ended March 31, 2018 was $5.97 per share, or an aggregate grant date fair value of $806. There were no options granted during the three months ended March 31, 2019.

On January 2, 2018 the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018 the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018 the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of $49 during the three months ended March 31, 2018.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. There were no stock options granted during the three months ended March 31, 2019. There were 135,000 stock options granted during the three months ended March 31, 2018. The following assumptions for the periods presented were:

	Three months ended March 31,
	2019	2018

Expected term (in years)	-	5
Risk-free interest rate	-%	2.2%
Expected volatility	-%	0.99%
Expected dividend rate	-%	-%

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

The Company has recorded an expense of $98 and $193 as it relates to stock-based compensation for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	2018
Cost of Revenue	$1	$1
Engineering and Product Development	7	8
Sales and Marketing	15	29
General and Administrative	75	155
Total	$98	$193

8.	Net Income Per Share, Basic and Diluted

Basic earnings per share (“EPS”) represent net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

Basic and diluted net EPS is calculated as follows:

	Three months ended March 31,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,326,149	$1,854	$0.29	5,924,701	$706	$0.12
Common stock warrants	246,843	-		225,154	-
Common stock options	1,597,295	-		1,130,637	-
Diluted EPS	8,170,287	$1,854	$0.23	7,280,492	$706	$0.10

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 because including them would have been anti-dilutive:

	Three months ended March 31,
	2019	2018
Weighted average shares outstanding:
Common stock warrants	-	71,500
Options	-	135,000
Total	-	206,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2018, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

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

In the three months ended March 31, 2019, we had total revenues of $6,761,000 and net income of $1,854,000 compared to total revenues of $4,463,000 and net income of $706,000 in the same period in 2018.

Emerging Growth Company Elections

The JOBS Act provides that an emerging growth company, such as our company, can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption. As a result, our financial statements may not be comparable to other public companies that comply with public company effective dates. In the future, we may elect to opt out of the extended period for adopting new accounting standards. If we do so, we would need to disclose such decision and it would be irrevocable. We expect to cease being an emerging growth company as of December 31, 2019, the last day of the fiscal year following the fifth anniversary of our initial public offering.

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

We had revenues of $6,761,000 for the three months ended March 31, 2019, an increase of $2,298,000, or 51%, compared to $4,463,000 in the same period in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $6,515,000 from fees for our vascular testing products for the quarter ended March 31, 2019, an increase of $2,157,000 compared to $4,358,000 in the same period of the prior year. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $246,000 in the three months ended March 31, 2019, as compared to $105,000 in the same period of the prior year.

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

Operating expenses

We had total operating expenses of $4,907,000 for the three months ended March 31, 2019, an increase of $1,257,000, or 34%, compared to $3,650,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, which led to increased compensation of the sales team, as well as an increase in our field sales and technical support personnel headcount to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $896,000 for the three months ended March 31, 2019, an increase of $192,000, or 27%, compared to $704,000 in the same period of the prior year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 13%, as compared to 16%, primarily due to revenue growing at a faster pace than cost of revenue.

Engineering and product development expense

We had engineering and product development expense of $569,000 for the three months ended March 31, 2019, an increase of $202,000, or 55%, compared to $367,000 in the same period of the prior year. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts.

Sales and marketing expense

We had sales and marketing expense of $2,070,000 for the three months ended March 31, 2019, an increase of $365,000, or 21%, compared to $1,705,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense, as well as increased headcount and expense, each associated with a growing business.

General and administrative expense

We had general and administrative expense of $1,372,000 for the three months ended March 31, 2019, an increase of $498,000, or 57%, compared to $874,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense.

Other expense

We had no other expense for the three months ended March 31, 2019, a decrease of $107,000, or 100%, compared to $107,000 in the same period of the prior year. The decrease was primarily due to a decrease in interest expense of $106,000 associated with retirement of notes payable, partially offset by other expense of $1,000.

Net income

For the foregoing reasons, we had net income of $1,854,000, or $0.29 per basic share and $0.23 per diluted share, for the three months ended March 31, 2019, an increase of $1,148,000, or 163%, compared to a net income of $706,000, or $0.12 per basic share and $0.10 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $4,544,000 at March 31, 2019 compared to $3,284,000 at December 31, 2018, and total current liabilities of $2,884,000 at March 31, 2019 compared to $3,512,000 at December 31, 2018. As of March 31, 2019 we had working capital of approximately $4,418,000.

Operating activities

We generated $1,703,000 of net cash from operating activities for the three months ended March 31, 2019 compared to using $366,000 of net cash in operating activities for the same period of the prior year. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business and affected depreciation, accrued compensation, accrued expenses, accounts payable, deferred revenue and trade accounts receivable.

Investing activities

We used $456,000 of net cash in investing activities for the three months ended March 31, 2019, which reflects purchases of assets for lease of $425,000 and fixed asset purchases of $31,000 to support our growing business.

We used $92,000 of net cash in investing activities for the three months ended March 31, 2018, which reflects purchases of assets for lease of $58,000 and fixed asset purchases of $34,000 to support our growing business.

Financing activities

We generated $13,000 in net cash in financing activities during the three months ended March 31, 2019, primarily due to proceeds from exercise of stock options.

We used $580,000 in net cash in financing activities during the three months ended March 31, 2018, reflecting the payment of loans payable of $739,000, partially offset by proceeds from exercise of warrants and stock options of $159,000.

Off-Balance Sheet Arrangements

As of each of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2019 and December 31, 2018, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer, our senior vice president, finance and accounting and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer, our senior vice president, finance and accounting, and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer, senior vice president, finance and accounting, and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of material weaknesses in our internal control over financial reporting

Changes in Internal Control over Financial Reporting

In an effort to remediate our prior material weaknesses, in the first quarter of 2019, we implemented additional controls to properly account for payroll taxes associated with employee stock option exercises. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2019.

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

May 3, 2019	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

