Form 10-Q/A
period 2019-03-31
Semler Scientific, Inc.
filed 2019-05-07
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Semler Scientific, Inc. (the “Company”) Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 3, 2019 (the “Original Filing”), is being filed solely to correct transposition errors in Note 5 Concentration of Credit Risk of the Notes to Condensed Consolidated Financial Statements included within Item 1. The revenues and accounts receivables percentages for the Company’s largest customers for the three months ended March 31, 2019 were inadvertently transposed in the Original Filing.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not does reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Principal Executive Officer and Principal Financial Officer dated the date of this Form 10-Q/A.

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2018, two customers accounted for 58.2% and 11.9% of the Company’s revenue, respectively. For the three months ended March 31, 2019, two customers accounted for 55.6% and 12.5% of the Company’s revenue, respectively. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively. As of March 31, 2019, two customers accounted for 41.8% and 22.3% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenue and accounts receivable in the three months ended March 31, 2019 is a U.S. diversified healthcare company and its affiliated plans.

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

May 7, 2019	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

