Form 10-Q
period 2019-06-30
Semler Scientific, Inc.
filed 2019-08-02
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 6,499,976 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018

Revenues	$7,953	$5,484	$14,714	$9,947
Operating expenses:
Cost of revenues	885	680	1,781	1,384
Engineering and product development	591	489	1,160	856
Sales and marketing	2,212	1,779	4,281	3,484
General and administrative	1,570	1,001	2,943	1,875
Total operating expenses	5,258	3,949	10,165	7,599
Income from operations	2,695	1,535	4,549	2,348

Interest income (expense)	1	(9)	2	(56)
Related party interest expense	-	(72)	-	(131)
Other expense	-	(1)	(2)	(2)
Other income (expense)	1	(82)	-	(189)
Income before income taxes	2,696	1,453	4,549	2,159
Provision for taxes	77	-	77	-
Net income	$2,619	$1,453	$4,472	2,159
Net income per share:
Basic	$0.41	$0.24	$0.70	$0.36
Diluted	$0.32	$0.19	$0.55	$0.29
Weighted average number of shares used in computing: basic and diluted income per share
Basic	6,411,606	5,982,711	6,368,905	5,953,818
Diluted	8,086,140	7,534,846	8,128,241	7,403,498

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) June 30,	December 31,
	2019	2018

Assets

Current Assets:
Cash	$4,182	$3,284
Trade accounts receivable, net of allowance for doubtful accounts of $52 and $52, respectively	3,509	2,801
Prepaid expenses and other current assets	213	153
Total current assets	7,904	6,238

Assets for lease, net	1,690	1,243
Property and equipment, net	215	223
Long-term deposits	15	15
Total assets	$9,824	$7,719

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$405	$280
Accrued expenses	2,261	2,797
Deferred revenue	928	435
Total current liabilities	3,594	3,512

Long-term liabilities:

Deferred rent	9	11
Total long-term liabilities	9	11

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,484,414 and 6,349,985 shares issued, and 6,459,414 and 6,324,985 outstanding (treasury shares of 25,000 and 25,000), respectively	6	6
Additional paid-in capital	23,161	25,608
Accumulated deficit	(16,946)	(21,418)

Total stockholders' equity	6,221	4,196

Total liabilities and stockholders' equity	$9,824	$7,719

See accompanying notes to unaudited condensed financial statements.

 Semler Scientific, Inc.

 Statements of Stockholders' Equity (Deficit)

 (In thousands of U.S. Dollars, except share and per share data)

 For the Three Months Ended June 30, 2018

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity / (Deficit)
Balance at March 31, 2018	5,969,834	$6	(25,000)	$-	$24,196	$(25,726)	$(1,524)

Warrant Exercises	7,800	-	-	-	-	-	-

Stock Option Exercises	70,763	-	-	-	149	-	149

Stock-based Compensation	-	-	-	-	138	-	138

Net income for three months ended June 30, 2018	-	-	-	-	-	1,453	1,453

Balance at June 30, 2018	6,048,397	$6	(25,000)	$-	$24,483	$(24,273)	$216

For the Three Months Ended June 30, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity / (Deficit)
Balance at March 31, 2019	6,356,147	$6	(25,000)	$-	$25,719	$(19,565)	$6,160

Warrant Re-purchase	-	-	-	-	(2,687)	-	(2,687)

Warrant Exercises	22,527	-	-	-	-	-	-

Stock Option Exercises	105,740	-	-	-	31	-	31

Stock-based Compensation	-	-	-	-	98	-	98

Net income for three months ended June 30, 2019	-	-	-	-	-	2,619	2,619

Balance at June 30, 2019	6,484,414	$6	(25,000)	$-	$23,161	$(16,946)	$6,221

 For the Six Months Ended June 30, 2018

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity / (Deficit)
Balance at December 31, 2017	5,902,244	$6	(25,000)	$-	$23,843	$(26,432)	$(2,583)

Warrant Exercises	40,775	-	-	-	64	-	64

Stock Option Exercises	105,378	-	-	-	245	-	245

Stock-based Compensation	-	-	-	-	331	-	331

Net income for six months ended June 30, 2018	-	-	-	-	-	2,159	2,159

Balance at June 30, 2018	6,048,397	$6	(25,000)	$-	$24,483	$(24,273)	$216

 For the Six Months Ended June 30, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity / (Deficit)
Balance at December 31, 2018	6,349,985	6	(25,000)	-	25,608	(21,418)	4,196

Warrant Re-purchase	-	-	-	-	(2,687)	-	(2,687)

Warrant Exercises	22,527	-	-	-	-	-	-

Stock Option Exercises	111,902	-	-	-	44	-	44

Stock-based Compensation	-	-	-	-	196	-	196

Net income for six months ended June 30, 2019	-	-	-	-	-	4,472	4,472

Balance at June 30, 2019	6,484,414	$6	(25,000)	$-	$23,161	$(16,946)	$6,221

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Six months ended June 30
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,472	$2,159

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Amortization of debt discount	-	16
Accretion of non-cash interest	-	135
Depreciation	307	249
Loss on disposal of assets for lease	97	107
Bad debt expense	21	20
Stock-based compensation expense	196	331
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(730)	(535)
Prepaid expenses and other current assets	(60)	(105)
Accounts payable	125	(303)
Accrued expenses	(538)	(570)
Deferred revenue	493	4
Net Cash Provided by Operating Activities	4,383	1,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(63)	(105)
Purchase of assets for lease, net	(779)	(138)
Net Cash Used in Investing Activities	(842)	(243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Re-purchase of warrants	(2,687)	-
Exercise of warrants	-	64
Exercise of stock options	44	245
Payments of loans payable	-	(1,022)
Net Cash Used in Financing Activities	(2,643)	(713)

INCREASE IN CASH	898	552
CASH, BEGINNING OF PERIOD	3,284	1,457

CASH, END OF PERIOD	$4,182	$2,009
Cash paid for interest	$-	$191

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard replaced most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“Topic 606”), ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company adopted the new standard effective January 1, 2019, using the modified retrospective method. The Company determined that the adoption of this new standard did not have a material impact on its financial statements.

Topic 606 affects revenue recognition for the Company’s variable license fee contracts, which represents approximately $2,250 and $1,368 of revenues for the three month periods ended June 30, 2019 and 2018, respectively, and approximately $3,506 and $2,010 of revenues for the six month periods ended June 30, 2019 and 2018, respectively. Essentially all of the variable license fee contracts are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed monthly fee, which is not subject to Topic 606. It was determined that the impact of the new standard has no effect on the way revenue was currently being recognized. Reusable hardware equipment or accessories may be provided to a customer for a set price and then use of the associated software is billed to the customer monthly based on volume of use. Under this scenario, revenue is recognized when and only when the customer uses the product. The Company is rendering a service and recognizes revenue in direct proportion to how much service is rendered. The sale of the equipment or accessories is recognized as hardware sales upon shipment to the customer. The initial contract is for a specified time period with automatic renewal each period thereafter until canceled. In case there is a violation of any term of the contract, the Company may deactivate the service remotely, so that the customer cannot continue to use the product.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this new standard will have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this new standard will have a material impact on its financial statements.

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

2.	Assets for Lease, net

Assets for lease consist of the following:

	June 30, 2019	December 31, 2018

Assets for lease	$2,824	$2,218
Less: accumulated depreciation	(1,134)	(975)
Assets for lease, net	$1,690	$1,243

Depreciation expense amounted to $126 and $101 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense amounted to $236 and $198 for the six months ended June 30, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $42 and $28 for the three months ended June 30, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $77 and $61 for the six months ended June 30, 2019 and 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $63 and $38 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $97 and $107 for the six months ended June 30, 2019 and 2018, respectively.

3.	Property and Equipment, net

Capital assets consist of the following:

	June 30, 2019	December 31, 2018

Capital assets	$520	$457
Less: accumulated depreciation	(305)	(234)
Capital assets, net	$215	$223

Depreciation expense amounted to $37 and $26 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense amounted to $71 and $51 for the six months ended June 30, 2019 and 2018, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018

Compensation	$1,838	$2,442
Miscellaneous accruals	423	355
Total accrued expenses	$2,261	$2,797

5.	Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended June 30, 2018, two customers accounted for 50.3% and 22.5% of the Company’s revenue, respectively. For the six months ended June 30, 2018, two customers accounted for 53.9% and 17.7% of the Company’s revenue, respectively. For the three months ended June 30, 2019, three customers accounted for 50.8%, 14.8% and 13.8% of the Company’s revenue, respectively. For the six months ended June 30, 2019, three customers accounted for 53.0%, 13.2% and 11.1% of the Company’s revenue, respectively. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively. As of June 30, 2019, three customers accounted for 31.4%, 30.9% and 22.8% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of revenues for the three months ended June 30, 2019 and accounts receivable as of June 30, 2019 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2018, two vendors accounted for 11.0% and 10.8% of the Company’s accounts payable, respectively. As of June 30, 2019, three vendors accounted for 17.9%, 13.7%, and 10.6% of the Company’s accounts payable, respectively.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $18 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized facilities lease expenses of $34 and $35 for the six months ended June 30, 2019 and 2018, respectively.

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

7.	Warrant Repurchase – Related Party

On May 3, 2019, the Company entered into a Warrant Repurchase Agreement with the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, of which Douglas Murphy-Chutorian, M.D., the Company’s director and chief executive officer is co-Trustee with his spouse and of which he is a beneficiary. Pursuant to the warrant repurchase agreement, the Company repurchased a warrant to acquire 65,542 shares of the Company’s common stock held by the trust, which warrant had an exercise price equal to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of $2,687. The purchase price reflects the difference between the aggregate exercise price of the warrant and the aggregate fair market value of the shares underlying the warrant, based on the last trade price of the Company’s common stock on May 3, 2019, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrant was cancelled and is no longer issued and outstanding.

8.	Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of June 30, 2019.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2019, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 993,200 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2019 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2019 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2019	1,761,447	$3.18	6.84	$55,000
Options exercised	(117,765)	2.49
Balance, June 30, 2019	1,643,682	$3.22	6.35	$66,528
Exercisable as of June 30, 2019	1,478,808	$3.04	6.18	$60,129

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The total compensation cost related to unvested stock option awards not yet recognized was $598 as of June 30, 2019. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.38 years. The weighted average fair value of options granted during the six months ended June 30, 2018 was $5.97 per share, or an aggregate grant date fair value of $806. There were no options granted during the six months ended June 30, 2019.

On January 2, 2018, the Compensation Committee of the Company’s Board of Directors granted, and the full Board ratified, an option to acquire an aggregate of 125,000 shares under the 2014 Plan to the Company’s CEO. This option vests 25% on the one-year anniversary of the grant date and monthly thereafter for 36 months, such that the option is vested in full on the four-year anniversary of the grant date. On January 2, 2018, the Company’s Compensation Committee granted, and the full Board ratified, options to each of the then-seated non-employee Directors to acquire 5,000 shares, for an aggregate of 10,000 shares, under the 2014 Plan. These options vest on the one-year anniversary of their grant date. On February 28, 2018, the Compensation Committee of the Company’s Board of Directors accelerated the vesting on stock options issued to consultants such that all unvested shares were vested on that date. This resulted in a one-time expense of $49 during the three months ended March 31, 2018.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. There were no stock options granted during the six months ended June 30, 2019. There were no stock options granted during the three months ended June 30, 2018. There were 135,000 stock options granted during the six months ended June 30, 2018. The following assumptions for the periods presented were:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Expected term (in years)	-	-	-	5
Risk-free interest rate	-%	-%	-%	2.02%
Expected volatility	-%	-%	-%	0.99%
Expected dividend rate	-%	-%	-%	-%

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of $97 and $138 as it relates to stock-based compensation for the three months ended June 30, 2019 and 2018, respectively. The Company has recorded an expense of $196 and $331 as it relates to stock-based compensation for the six months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	5	9	12	17
Sales and Marketing	15	22	31	51
General and Administrative	77	106	152	262
Total	$98	$138	$196	$331

9.	Net Income Per Share, Basic and Diluted

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

Basic and diluted net EPS is calculated as follows:

	Three months ended June 30,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,411,606	$2,619	$0.41	5,982,711	$1,453	$0.24
Common stock warrants	168,099	-		281,224	-
Common stock options	1,506,435	-		1,270,911	-
Diluted EPS	8,086,140	$2,619	$0.32	7,534,846	$1,453	$0.19

	Six months ended June 30,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,368,905	$4,472	$0.70	5,953,818	$2,159	$0.36
Common stock warrants	207,471	-		256,916	-
Common stock options	1,551,865	-		1,195,010	-
Diluted EPS	8,128,241	$4,472	$0.55	7,403,498	$2,159	$0.29

The following weighted average shares outstanding of common stock equivalents were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019 and 2018 because including them would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Common stock warrants	-	-	-	-
Options	-	135,000	-	135,000
Total	-	135,000	-	135,000

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

In the three months ended June 30, 2019, we had total revenues of $7,953,000 and net income of $2,619,000 compared to total revenues of $5,484,000 and net income of $1,453,000 in the same period in 2018. In the six months ended June 30, 2019, we had total revenues of $14,714,000 and net income of $4,472,000 compared to total revenues of $9,947,000 and net income of $2,159,000 in the same period in 2018.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

We had revenues of $7,953,000 for the three months ended June 30, 2019, an increase of $2,469,000, or 45%, compared to $5,484,000 in the same period in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $7,647,000 from fees for our vascular testing products for the three months ended June 30, 2019, an increase of $2,279,000 compared to $5,368,000 in the same period of the prior year. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $306,000 in the three months ended June 30, 2019, as compared to $116,000 in the same period of the prior year.

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

Operating expenses

We had total operating expenses of $5,258,000 for the three months ended June 30, 2019, an increase of $1,309,000, or 33%, compared to $3,949,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, which led to increased compensation of the sales team, as well as an increase in our field sales and technical support personnel headcount to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $885,000 for the three months ended June 30, 2019, an increase of $205,000, or 30%, compared to $680,000 in the same period of the prior year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 11%, as compared to 12%, primarily due to revenue growing at a faster pace than cost of revenue.

Engineering and product development expense

We had engineering and product development expense of $591,000 for the three months ended June 30, 2019, an increase of $102,000, or 21%, compared to $489,000 in the same period of the prior year. The increase was primarily due to consultant costs, personnel and other costs associated with ongoing projects related to our product development and customization efforts, including new applications for our product as well as other product enhancements.

Sales and marketing expense

We had sales and marketing expense of $2,212,000 for the three months ended June 30, 2019, an increase of $433,000, or 24%, compared to $1,779,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense, as well as increased headcount and expense, each associated with a growing business.

General and administrative expense

We had general and administrative expense of $1,570,000 for the three months ended June 30, 2019, an increase of $569,000, or 57%, compared to $1,001,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense.

Other income (expense)

We had other income of $1,000 for the three months ended June 30, 2019, an increase of $83,000, or 102%, compared to other expense of $82,000 in the same period of the prior year. The increase was primarily due to a decrease in interest expense of $81,000 associated with retirement of notes payable, and other income of $1,000.

Provision for income taxes

We had provision for income taxes of $77,000 for the three months ended June 30, 2019 compared to no provision for income taxes in the same period of the prior year, which resulted from the growth in our business and expansion into new tax jurisdictions.

Net income

For the foregoing reasons, we had net income of $2,619,000, or $0.41 per basic share and $0.32 per diluted share, for the three months ended June 30, 2019, an increase of $1,166,000, or 80%, compared to a net income of $1,453,000, or $0.24 per basic share and $0.19 per diluted share, for the same period of the prior year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

We had revenues of $14,714,000 for the six months ended June 30, 2019, an increase of $4,767,000, or 48%, compared to $9,947,000 in the same period in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $14,162,000 from fees for our vascular testing products for the six months ended June 30, 2019, an increase of $4,436,000 compared to $9,726,000 in the same period of the prior year. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $552,000 in the six months ended June 30, 2019, as compared to $221,000 in the same period of the prior year.

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

Operating expenses

We had total operating expenses of $10,165,000 for the six months ended June 30, 2019, an increase of $2,566,000, or 34%, compared to $7,599,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, which led to increased compensation of the sales team, as well as an increase in our field sales and technical support personnel headcount to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1,781,000 for the six months ended June 30, 2019, an increase of $397,000, or 29%, compared to $1,384,000 in the same period of the prior year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 12%, as compared to 14%, primarily due to revenue growing at a faster pace than cost of revenue.

Engineering and product development expense

We had engineering and product development expense of $1,160,000 for the six months ended June 30, 2019, an increase of $304,000, or 36%, compared to $856,000 in the same period of the prior year. The increase was primarily due to consultant costs, personnel and other costs associated with ongoing projects related to our product development and customization efforts, including new applications for our product as well as other product enhancements.

Sales and marketing expense

We had sales and marketing expense of $4,281,000 for the six months ended June 30, 2019, an increase of $797,000, or 23%, compared to $3,484,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense, as well as increased headcount and expense, each associated with a growing business.

General and administrative expense

We had general and administrative expense of $2,943,000 for the six months ended June 30, 2019, an increase of $1,068,000, or 57%, compared to $1,875,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense.

Other income (expense)

We had no other expense for the six months ended June 30, 2019, a decrease of $189,000, or 100%, compared to $189,000 in the same period of the prior year. The decrease was primarily due to a decrease in interest expense of $187,000 associated with retirement of notes payable along with interest income of $2,000 in the current period.

Provision for income taxes

We had provision for income taxes of $77,000 for the six months ended June 30, 2019 compared to no provision for income taxes in the same period of the prior year, which resulted from the growth in our business and expansion into new tax jurisdictions.

Net income

For the foregoing reasons, we had net income of $4,472,000, or $0.70 per basic share and $0.55 per diluted share, for the six months ended June 30, 2019, an increase of $2,313,000, or 107%, compared to a net income of $2,159,000, or $0.36 per basic share and $0.29 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $4,182,000 at June 30, 2019 compared to $3,284,000 at December 31, 2018, and total current liabilities of $3,594,000 at June 30, 2019 compared to $3,512,000 at December 31, 2018. As of June 30, 2019, we had working capital of approximately $4,310,000.

Operating activities

We generated $4,383,000 of net cash from operating activities for the six months ended June 30, 2019 compared to generating $1,508,000 of net cash in operating activities for the same period of the prior year. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business and affected depreciation, accrued compensation, accrued expenses, accounts payable, deferred revenue and trade accounts receivable.

Investing activities

We used $842,000 of net cash in investing activities for the six months ended June 30, 2019, which reflects purchases of assets for lease of $779,000 and fixed asset purchases of $63,000 to support our growing business.

We used $243,000 of net cash in investing activities for the six months ended June 30, 2018, which reflects purchases of assets for lease of $138,000 and fixed asset purchases of $105,000 to support our growing business.

Financing activities

We used $2,643,000 in net cash in financing activities during the six months ended June 30, 2019, primarily due to the re-purchase of warrants of $2,687,000 from our chief executive officer in May 2019, partially offset by proceeds from exercise of stock options of $44,000.

We used $713,000 in net cash in financing activities during the six months ended June 30, 2018, reflecting the payment of loans payable of $1,022,000, partially offset by proceeds from exercise of warrants and stock options of $309,000.

Off-Balance Sheet Arrangements

As of each of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2019 and December 31, 2018, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer, our senior vice president, finance and accounting and our vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our chief executive officer, our senior vice president, finance and accounting, and our vice president, finance concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our chief executive officer, senior vice president, finance and accounting, and our vice president, finance as appropriate to allow timely decisions regarding required disclosure, due to the existence of a material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended June 30, 2019.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
10.1	Warrant Repurchase Agreement between Semler Scientific, Inc. and Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated May 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2019).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2019	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

