Form 10-Q
period 2019-09-30
Semler Scientific, Inc.
filed 2019-11-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 6,527,916 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)		(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Revenues	$8,902	$5,579	$23,616	$15,526
Operating expenses:
Cost of revenues	974	615	2,755	1,999
Engineering and product development	617	587	1,777	1,443
Sales and marketing	2,345	1,798	6,626	5,283
General and administrative	1,855	1,033	4,798	2,908
Total operating expenses	5,791	4,033	15,956	11,633
Income from operations	3,111	1,546	7,660	3,893

Interest expense	(2)	(1)	-	(57)
Related party interest expense	-	(74)	-	(206)
Other expense	(1)	(3)	(3)	(4)
Other expense	(3)	(78)	(3)	(267)
Income before income taxes	3,108	1,468	7,657	3,626
Income tax (benefit) provision	(4,671)	-	(4,594)	-
Net income	$7,779	$1,468	$12,251	$3,626
Net income per share:
Basic	$1.20	$0.24	$1.91	$0.60
Diluted	$0.96	$0.19	$1.51	$0.48
Weighted average number of shares used in computing: basic and diluted income per share
Basic	6,492,501	6,086,489	6,410,588	5,998,460
Diluted	8,108,053	7,927,788	8,121,996	7,611,961

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) September 30,	December 31,
	2019	2018
Assets

Current Assets:
Cash	$8,542	$3,284
Trade accounts receivable, net of allowance for doubtful accounts of $36 and $52, respectively	3,271	2,801
Prepaid expenses and other current assets	274	153
Total current assets	12,087	6,238

Assets for lease, net	1,826	1,243
Property and equipment, net	220	223
Long-term deposits	15	15
Long-term deferred tax assets	4,709	-
Total assets	$18,857	$7,719

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$669	$280
Accrued expenses	2,909	2,797
Deferred revenue	1,169	435
Total current liabilities	4,747	3,512

Long-term liabilities:

Deferred rent	8	11
Total long-term liabilities	8	11

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,552,916 and 6,349,985 shares issued, and 6,527,916 and 6,324,985 outstanding (treasury shares of 25,000 and 25,000), respectively	7	6
Additional paid-in capital	23,262	25,608
Accumulated deficit	(9,167)	(21,418)

Total stockholders' equity	14,102	4,196

Total liabilities and stockholders' equity	$18,857	$7,719

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

 Statements of Stockholders' Equity (Deficit)

 (In thousands of U.S. Dollars, except share and per share data)

 For the Three Months Ended September 30, 2018

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at June 30, 2018	6,048,397	$6	(25,000)	$-	$24,484	$(24,274)	$216

Issuance of Common Stock	12,943	-	-	-	294	-	294

Warrant Exercises	26,139	-	-	-	-	-	-

Stock Option Exercises	110,815	-	-	-	195	-	195

Stock-based Compensation	-	-	-	-	139	-	139

Net income for three months ended September 30, 2018	-	-	-	-	-	1,468	1,468

Balance at September 30, 2018	6,198,294	$6	(25,000)	$-	$25,112	$(22,806)	$2,312

For the Three Months Ended September 30, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at June 30, 2019	6,484,414	$6	(25,000)	$-	$23,161	$(16,946)	$6,221

Warrant Exercises	13,670	-	-	-	-	-	-

Stock Option Exercises	54,832	1	-	-	15	-	16

Stock-based Compensation	-	-	-	-	86	-	86

Net income for three months ended September 30, 2019	-	-	-	-	-	7,779	7,779

Balance at September 30, 2019	6,552,916	$7	(25,000)	$-	$23,262	$(9,167)	$14,102

See accompanying notes to unaudited condensed financial statements.

For the Nine Months Ended September 30, 2018

	Common Stock		Treasury Stock				Total
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholder's Equity / (Deficit)
Balance at December 31, 2017	5,902,244	$6	(25,000)	$-	$23,843	$(26,432)	$(2,583)

Issuance of Common Stock	12,943	-	-	-	294	-	294

Warrant Exercises	66,914	-	-	-	64	-	64

Stock Option Exercises	216,193	-	-	-	440	-	440

Stock-based Compensation	-	-	-	-	471	-	471

Net income for nine months ended September 30, 2018	-	-	-	-	-	3,626	3,626

Balance at September 30, 2018	6,198,294	$6	(25,000)	$-	$25,112	$(22,806)	$2,312

 For the Nine Months Ended September 30, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2018	6,349,985	6	(25,000)	-	25,608	(21,418)	4,196

Warrant Repurchase	-	-	-	-	(2,687)	-	(2,687)

Warrant Exercises	36,197	-	-	-	-	-	-

Stock Option Exercises	166,734	1	-	-	59	-	60

Stock-based Compensation	-	-	-	-	282	-	282

Net income for nine months ended September 30, 2019	-	-	-	-	-	12,251	12,251

Balance at September 30, 2019	6,552,916	$7	(25,000)	$-	$23,262	$(9,167)	$14,102

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Nine months ended September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,251	$3,626

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Amortization of debt discount	-	22
Accretion of non-cash interest	-	200
Depreciation	470	373
Deferred income tax	(4,709)	-
Loss on disposal of property and equipment	-	2
Loss on disposal of assets for lease	159	150
Bad debt expense	42	39
Stock-based compensation expense	282	470
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(512)	(1,165)
Prepaid expenses and other assets	(122)	(60)
Accounts payable	389	(237)
Accrued expenses	109	(609)
Deferred revenue	734	(160)
Net Cash Provided by Operating Activities	9,093	2,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(106)	(131)
Proceeds from disposal of property and equipment	-	1
Purchase of assets for lease, net	(1,102)	(323)
Net Cash Used in Investing Activities	(1,208)	(453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of warrants	(2,687)	-
Exercise of warrants	-	64
Exercise of stock options	60	440
Payments of loans payable	-	(1,072)
Net Cash Used in Financing Activities	(2,627)	(568)

INCREASE IN CASH	5,258	1,630
CASH, BEGINNING OF PERIOD	3,284	1,457

CASH, END OF PERIOD	$8,542	$3,087
Cash paid for interest	$-	$192
Retirement of related party loans payable through common stock issuance	$-	$294

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

1.	Basis of Presentation

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

Topic 606 affects revenue recognition for the Company’s variable license fee contracts, which represents approximately $2,660 and $1,375 of revenues for the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $6,166 and $3,384 of revenues for the nine-month periods ended September 30, 2019 and 2018, respectively. Essentially all of the variable license fee contracts are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed monthly fee, which is not subject to Topic 606. It was determined that the impact of the new standard has no effect on the way revenue was currently being recognized. Reusable hardware equipment or accessories may be provided to a customer for a set price and then use of the associated software is billed to the customer monthly based on volume of use. Under this scenario, revenue is recognized when and only when the customer uses the product. The Company is rendering a service and recognizes revenue in direct proportion to how much service is rendered. The sale of the equipment or accessories is recognized as hardware sales upon shipment to the customer. The initial contract is for a specified time period with automatic renewal each period thereafter until canceled. In case there is a violation of any term of the contract, the Company may deactivate the service remotely, so that the customer cannot continue to use the product.

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). Under the new guidance in ASU No. 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, however, certain targeted improvements were made. ASU No. 2016-02 also simplifies the accounting for sale and leaseback transactions. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). ASU No. 2018-11 provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also provides further guidance on lessors accounting policy election to not separate non-lease components from the associated lease components and limits this to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component, and (2) the lease component, if accounted for separately, would be classified as a an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU provide narrow scope improvements for lessor accounting by permitting lessors, as an accounting policy election, to treat certain sales taxes and other similar taxes as lessee costs, to exclude lessor costs paid by lessees directly to third parties from variable payments, and clarify the accounting by lessors for variable payments that related to both a lease component and a non-lease component. In January 2019, the FASB issued ASU No. 2019-01, Leases Codification Improvements, which reinstates the exception for lessors that are not manufacturers or dealers for determining fair value of the leased property as the underlying asset’s cost, clarifies the presentation on the statement of cash flows for sales type and direct financing leases for lessors that are depository and lending institutions and clarifies the transition disclosures related to accounting changes and error corrections in the year of adoption of the ASU. The Company will adopt the new standard on December 31, 2019 upon expiration of their status as an emerging growth company using the modified retrospective approach and the optional transition method under ASU No. 2018-11. The Company evaluated the impact of the new accounting standard on its lease contracts with customers and determined that there will be no impact to the accounting and revenue recognition under these lease contracts with customers. As for leases for which the Company is the lessee, management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its office leases. The Company is a lessee on certain real estate leases that will need to be reported as right of use assets and liabilities related to these leases in the Company’s financial statements on the date of adoption. The Company is in the process of determining the amounts to be recorded on adoption related to these leases and does not anticipate that adoption of this new standard will have a material impact on its financial statements.

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

2.	Assets for Lease, net

Assets for lease consist of the following:

	September 30, 2019	December 31, 2018
Assets for lease	$3,047	$2,218
Less: accumulated depreciation	(1,221)	(975)
Assets for lease, net	$1,826	$1,243

Depreciation expense amounted to $124 and $97 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $361 and $296 for the nine months ended September 30, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $38 and $24 for the three months ended September 30, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $115 and $85 for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $62 and $43 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $159 and $150 for the nine months ended September 30, 2019 and 2018, respectively.

3.	Property and Equipment, net

Capital assets consist of the following:

	September 30, 2019	December 31, 2018
Capital assets	$563	$457
Less: accumulated depreciation	(343)	(234)
Capital assets, net	$220	$223

Depreciation expense amounted to $38 and $27 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $109 and $77 for the nine months ended September 30, 2019 and 2018, respectively.

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

4.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Compensation	$2,344	$2,442
Accrued Taxes	185	81
Miscellaneous accruals	380	274
Total accrued expenses	$2,909	$2,797

5.	Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended September 30, 2018, two customers accounted for 51.8% and 22.2% of the Company’s revenue, respectively. For the nine months ended September 30, 2018, two customers accounted for 53.1% and 19.4% of the Company’s revenue, respectively. For the three months ended September 30, 2019, three customers accounted for 47.0%, 15.7% and 12.4% of the Company’s revenue, respectively. For the nine months ended September 30, 2019, three customers accounted for 50.7%, 12.9% and 12.8% of the Company’s revenue, respectively. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively. As of September 30, 2019, three customers accounted for 30.8%, 22.6% and 16.6% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of revenues for the three months ended September 30, 2019 and accounts receivable as of September 30, 2019 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2018, two vendors accounted for 11.0% and 10.8% of the Company’s accounts payable, respectively. As of September 30, 2019, four vendors accounted for 15.4%, 12.3%, 10.9%, and 10.3% of the Company’s accounts payable, respectively.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $17 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized facilities lease expenses of $51 and $52 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees' interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2018, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of September 30, 2019.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2019, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 996,968 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2019 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2019	1,761,447	$3.18	6.84	$55,000
Options exercised	(176,365)	2.72
Balance, September 30, 2019	1,585,082	$3.23	6.11	$61,460
Exercisable as of September 30, 2019	1,451,359	$3.05	5.96	$56,535

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

The total compensation cost related to unvested stock option awards not yet recognized was $515 as of September 30, 2019. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.13 years. The weighted average fair value of options granted during the nine months ended September 30, 2018 was $5.97 per share, or an aggregate grant date fair value of $806. There were no options granted during the nine months ended September 30, 2019.

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

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. There were no stock options granted during the nine months ended September 30, 2019. There were no stock options granted during the three months ended September 30, 2018. There were 135,000 stock options granted during the nine months ended September 30, 2018. The following assumptions for the periods presented were:

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

The Company has recorded an expense of $86 and $139 as it relates to stock-based compensation for the three months ended September 30, 2019 and 2018, respectively. The Company has recorded an expense of $282 and $470 as it relates to stock-based compensation for the nine months ended September 30, 2019 and 2018, respectively:

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of Revenue	$1	$1	$1	$1
Engineering and Product Development	2	9	14	26
Sales and Marketing	7	23	39	74
General and Administrative	76	106	228	369
Total	$86	$139	$282	$470

9.	Net Income Per Share, Basic and Diluted

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

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,492,501	$7,779	$1.20	6,086,489	$1,468	$0.24
Common stock warrants	155,490	-		354,420	-
Common stock options	1,460,062	-		1,486,897	-
Diluted EPS	8,108,053	$7,779	$0.96	7,927,788	$1,468	$0.19

	Nine months ended September 30,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,410,588	$12,251	$1.91	5,998,460	$3,626	$0.60
Common stock warrants	190,144	-		308,529	-
Common stock options	1,521,264	-		1,304,972	-
Diluted EPS	8,121,996	$12,251	$1.51	7,611,961	$3,626	$0.48

There were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share for the three or nine months ended September 30, 2019 and 2018.

10.	Income Tax Benefit

The Company’s income tax provision (benefit) for the three and nine months ended September 30, 2019 and September 30, 2018 reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. During the three months ended September 30, 2019, management determined there was sufficient positive evidence that it was more likely than not that the federal and state net operating loss (“NOL”) carryforwards and other related deferred tax assets would be realized and therefore, released the valuation allowance against the deferred tax assets.

The Company recorded a tax benefit of approximately $4,671 and a tax provision of $0 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded a tax benefit of approximately $4,594 and a tax provision of $0 for the nine months ended September 30, 2019 and 2018, respectively, representing effective tax rates of (60)% and 0%, respectively. The tax benefit during the three and nine months ended September 30, 2019 was primarily due to the release of valuation allowances of approximately $5,338.

Semler Scientific, Inc. Notes to Condensed Financial Statements Unaudited (In thousands of U.S. Dollars, except share and per share data)

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate of (60)% for the nine months ended September 30, 2019 is primarily due to the release of the allowance against the deferred tax assets referred to above. In addition, the currently expected annual tax rate takes into account actual year-to-date pre-tax and taxable income as well as expected activity through December 31, 2019. Expected activity for the fourth quarter 2019 does not include certain discrete transactions as deductions for stock options that might be exercised in the fourth quarter, and accordingly the year-end effective tax rate may differ from current expectations. The difference between the U.S. Federal statutory rate of 21% and the Company’s effective tax rate of 0% for the nine months ended September 30, 2018 was due primarily to NOL carryforwards that offset potential current taxes for which a full valuation allowance had been previously provided.

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

In the three months ended September 30, 2019, we had total revenues of $8,902,000 and net income of $7,779,000 compared to total revenues of $5,579,000 and net income of $1,468,000 in the same period in 2018. In the nine months ended September 30, 2019, we had total revenues of $23,616,000 and net income of $12,251,000 compared to total revenues of $15,526,000 and net income of $3,626,000 in the same period in 2018.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

We had revenues of $8,902,000 for the three months ended September 30, 2019, an increase of $3,323,000, or 60%, compared to $5,579,000 in the same period in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $8,612,000 from fees for our vascular testing products for the three months ended September 30, 2019, an increase of $3,086,000 compared to $5,526,000 in the same period of the prior year. Of these fees, approximately $5,951,000 were from fixed price software license fees, and approximately $2,660,000 from variable price software license fees. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $291,000 in the three months ended September 30, 2019, as compared to $53,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, and primarily represent licensing fees for software, which are usually billed as a fixed monthly fee or as a variable usage-based monthly fee. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating expenses

We had total operating expenses of $5,791,000 for the three months ended September 30, 2019, an increase of $1,758,000, or 44% compared to $4,033,000 in the same period of the prior year. The primary reason for this change was increased compensation of the sales team, as well as an increase in our field sales, technical support personnel headcount and administration expenses to service our expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $974,000 for the three months ended September 30, 2019, an increase of $359,000, or 58%, compared to $615,000 in the same period of the prior year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues was 11% for both periods.

Engineering and product development expense

We had engineering and product development expense of $617,000 for the three months ended September 30, 2019, an increase of $30,000, or 5%, compared to $587,000 in the same period of the prior year, as we continued work on ongoing product development and customization efforts.

Sales and marketing expense

We had sales and marketing expense of $2,345,000 for the three months ended September 30, 2019, an increase of $547,000, or 30%, compared to $1,798,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense, as well as increased headcount and expense, each associated with a growing business.

General and administrative expense

We had general and administrative expense of $1,855,000 for the three months ended September 30, 2019, an increase of $822,000, or 80%, compared to $1,033,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense.

Other expense

We had other expense of $3,000 for the three months ended September 30, 2019, a decrease of $75,000, or 96%, compared to other expense of $78,000 in the same period of the prior year. The decrease was primarily due to a decrease in interest expense of $73,000 associated with retirement of notes payable.

Income tax benefit

We had an income tax benefit of $4,671,000 for the three months ended September 30, 2019, which included current tax expense of $38,000 related to the period, offset by a $4,709,000 benefit relating to the release of the entire allowance against deferred tax assets. The remaining valuation allowance was released due to our recent history of eight straight quarters of positive income before income taxes, resulting in a credit to income tax expense. Due to full release of the valuation allowance, income in future periods may also result in tax expense.

Net income

For the foregoing reasons, we had net income of $7,779,000, or $1.20 per basic share and $0.96 per diluted share, for the three months ended September 30, 2019, an increase of $6,311,000, or 430%, compared to a net income of $1,468,000, or $0.24 per basic share and $0.19 per diluted share, for the same period of the prior year. We had income before income taxes of $3,108,000 for the three months ended September 30, 2019, an increase of $1,640,000, or 112%, compared to income before income taxes of $1,468,000 for the same period of the prior year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

We had revenues of $23,616,000 for the nine months ended September 30, 2019, an increase of $8,090,000, or 52%, compared to $15,526,000 in the same period in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $22,774,000 from fees for our vascular testing products for the nine months ended September 30, 2019, an increase of $7,522,000 compared to $15,252,000 in the same period of the prior year. Of these fees, approximately $16,608,000 were from fixed price software license fees, and approximately $6,166,000 from variable price software license fees. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $842,000 in the nine months ended September 30, 2019, as compared to $274,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, and primarily represent licensing fees for software, which are usually billed as a fixed monthly fee or as a variable usage-based monthly fee. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating expenses

We had total operating expenses of $15,956,000 for the nine months ended September 30, 2019, an increase of $4,323,000, or 37%, compared to $11,633,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, which led to increased compensation of the sales team, as well as an increase in our field sales, technical support personnel headcount and administration expenses to service the expanding number of customers. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2,755,000 for the nine months ended September 30, 2019, an increase of $756,000, or 38%, compared to $1,999,000 in the same period of the prior year. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 12%, as compared to 13%, primarily due to revenue growing at a faster pace than cost of revenue.

Engineering and product development expense

We had engineering and product development expense of $1,777,000 for the nine months ended September 30, 2019, an increase of $334,000, or 23%, compared to $1,443,000 in the same period of the prior year. The increase was primarily due to consultant costs, personnel and other costs associated with ongoing projects related to our product development and customization efforts, including new applications for our product as well as other product enhancements.

Sales and marketing expense

We had sales and marketing expense of $6,626,000 for the nine months ended September 30, 2019, an increase of $1,343,000, or 25%, compared to $5,283,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense, as well as increased headcount and expense, each associated with a growing business.

General and administrative expense

We had general and administrative expense of $4,798,000 for the nine months ended September 30, 2019, an increase of $1,890,000, or 65%, compared to $2,908,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense.

Other expense

We had other expense of $3,000 for the nine months ended September 30, 2019, a decrease of $264,000, or 99%, compared to $267,000 in the same period of the prior year. The decrease was primarily due to a decrease in interest expense of $263,000 associated with retirement of notes payable.

Income tax benefit

We had an income tax benefit of $4,594,000 for the nine months ended September 30, 2019, which included current tax expense of $115,000 related to the year-to-date operations, offset by a $4,709,000 benefit relating to the release of the entire allowance against deferred tax assets. The remaining allowance was released due to our recent history of eight straight quarters of positive income before income taxes, resulting in a credit to income tax expense. Due to full release of the valuation allowance, income in future periods may also result in tax expense.

Net income

For the foregoing reasons, we had net income of $12,251,000, or $1.91 per basic share and $1.51 per diluted share, for the nine months ended September 30, 2019, an increase of $8,625,000, or 238%, compared to a net income of $3,626,000, or $0.60 per basic share and $0.48 per diluted share, for the same period of the prior year. We had income before income taxes of $7,657,000 for the nine months ended September 30, 2019, an increase of $4,031,000, or 111%, compared to income before income taxes of $3,626,000 for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $8,542,000 at September 30, 2019 compared to $3,284,000 at December 31, 2018, and total current liabilities of $4,747,000 at September 30, 2019 compared to $3,512,000 at December 31, 2018. As of September 30, 2019, we had working capital of approximately $7,340,000.

Operating activities

We generated $9,093,000 of net cash from operating activities for the nine months ended September 30, 2019 compared to generating $2,651,000 of net cash in operating activities for the same period of the prior year. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and changes in our operating assets and liabilities, which occurred due to growth in our business and affected depreciation, accrued compensation, accrued expenses, accounts payable, deferred revenue and trade accounts receivable.

Investing activities

We used $1,208,000 of net cash in investing activities for the nine months ended September 30, 2019, which reflects purchases of assets for lease of $1,102,000 and fixed asset purchases of $106,000 to support our growing business.

We used $453,000 of net cash in investing activities for the nine months ended September 30, 2018, which reflects purchases of assets for lease of $323,000 and fixed asset purchases of $131,000 to support our growing business.

Financing activities

We used $2,627,000 of net cash in financing activities during the nine months ended September 30, 2019, primarily due to the repurchase of warrants of $2,687,000 from our chief executive officer in May 2019, partially offset by proceeds from the exercise of stock options of $60,000.

We used $568,000 of net cash in financing activities during the nine months ended September 30, 2018, reflecting the payment of loans payable of $1,072,000, partially offset by proceeds from the exercise of warrants and stock options of $504,000.

Off-Balance Sheet Arrangements

As of each of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2019 and December 31, 2018, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended September 30, 2019.

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

November 6, 2019	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

20