Form 10-K
period 2019-12-31
Semler Scientific, Inc.
filed 2020-03-09
CIK 1554859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019
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
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $171,150,529.52 as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s common stock outstanding as of February 28, 2020 was 6,534,076
DOCUMENTS INCORPORATED BY REFERENCE
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

i

2019 ANNUAL REPORT ON FORM 10-K

ii

PART I
ITEM 1.   BUSINESS
General
We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. We believe our products and services position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.
In the year ended December 31, 2019, we had total revenues of $32,767,000 and net income of  $15,084,000 compared to total revenues of  $21,491,000 and net income of  $5,014,000, in 2018. We had an income tax benefit of  $4,383,000 in 2019, primarily due to the release of a tax valuation allowance in the third quarter, as compared to income tax expense of  $26,000 in 2018. Our pre-tax net income was $10,701,000 in 2019 compared to $5,040,000 in 2018.
Our Products and Services
We currently market only one patented and FDA-cleared vascular-testing product, QuantaFlo®, to our customers, who include insurance plans, physician groups and risk assessment groups.
QuantaFlo® is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of QuantaFlo®:
QuantaFlo® features a sensor clamp that is placed on the toe or finger much like current pulse oximetry devices. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. A hardcopy report form is generated that displays four waveforms and the ratio of each leg measurement compared with the arms. Results are classified as Flow Obstruction or No Flow Obstruction.

We have primarily developed a license model rather than an outright sales model for QuantaFlo®. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo® has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with QuantaFlo®. To date, we roughly estimate that routine office usage of the QuantaFlo® has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo®.
We have placed our QuantaFlo® product with healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry such as risk assessment groups, in addition to doctors’ offices. Our largest customer is a U.S. diversified healthcare company and its affiliated plans, and in the year ended December 31, 2019, it accounted for 49.4% of our revenues.
Other Blood Flow Testing Methods
Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The traditional ankle brachial index, or ABI, with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally, these tests take 15 minutes to perform and require a vascular technician to be done properly. Like QuantaFlo®, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to QuantaFlo®, imaging tests are much more expensive and are performed by specialists in special laboratories or offices.
Market Opportunity
Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, it gives an incentive for physicians to provide more treatments because payment is dependent on the quantity of care, rather than quality of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. The amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant medical history. For Medicare Advantage patients, the Centers for Medicare & Medicaid Services, or CMS, pays a fee per patient, also known as capitation. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in expected health costs of individuals. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified. Accordingly, there is a financial incentive to identify those Medicare Advantage patients that are sicker, including those that have undiagnosed ailments such as PAD.
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
Risk factors for developing PAD include:
•
Age (over 50 years);

•
Race (African-American);

•
History of smoking;

•
Diabetes;

•
High blood pressure;

•
High blood cholesterol; and

•
Personal history of vascular disease, heart attack, or stroke.

We believe medical personnel who care for those older than 50 years are the target market for QuantaFlo®, along with those insurance plans that have a high number of Medicare Advantage patients. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of PAD.
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

Strategy
Our mission is to develop, manufacture and market proprietary products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:
•
Targeting customers with patients at risk of developing PAD.   Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo® on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 300,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo® is estimated to be more than 80 million patients in the United States annually.

•
Expanding the tools available to internists and non-peripheral vascular experts.   Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo® does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional analog ABI devices.

•
Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services.   In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo®, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.

Sales and Marketing
We provide our QuantaFlo® product to our customers through our salespersons and our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard. Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis, was acquired by Becton, Dickinson and Company in December 2017. We began a co-exclusive supply and distribution arrangement with Bard in late 2012 in an effort to increase our sales and marketing reach, which arrangement accounted for less than 4% of our revenues in each of 2018 and 2019. With certain exceptions, we appointed Bard on a co-exclusive basis to license QuantaFlo® to certain customers, and we retained the right to license directly to such customers as well. In addition to our co-exclusive distributor, we have direct sales and marketing representatives, who have experience selling products and services to our anticipated market.
We deliver our vascular testing product directly to our customers, and in-service training to the customer is provided either on-line or in person. Because QuantaFlo® is relatively easy to use training can generally be accomplished in less than one day.
Customers who have licensed our QuantaFlo® product may pay by credit card or check generally on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We plan to upgrade QuantaFlo® operating systems as appropriate by direct shipments.
In addition to the license model with a fixed monthly fee, we also have contracts that charge a variable monthly fee, in which we invoice based on the number of tests performed with QuantaFlo®. In addition to licensing the QuantaFlo® software, we have sold QuantaFlo® equipment and accessories.

Manufacturing
We manufacture our product, QuantaFlo®, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo® is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of the current coronavirus, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.
Competition
The principal competitor for QuantaFlo® is the standard blood pressure cuff ABI device. QuantaFlo® does not include a blood pressure cuff. There are several companies that manufacture the traditional ABI device, which range in price from $2,500 to $20,000. Some of these companies are much larger than us and have more financial resources and their own distributor network. The traditional ABI devices are differentiated by the degree of automation designed into each product. ABI devices that rely more heavily on operator assessment (i.e., listening to the return of pulse while decreasing cuff pressure), are thought to have less objectivity in their measurement. Because standard ABI devices require a better trained operator, the products are usually sold to specialized vascular labs that are supervised by a vascular surgeon, with the tests performed by a licensed vascular technician. It is not uncommon for such ABI devices to be marketed to the offices of internists, podiatrists, endocrinologists or most cardiologists.
Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo® does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured with traditional analog ABI devices.
We are not aware of another approved product that performs “digital ABI” without the use of a blood pressure cuff. As our market share continues to grow, we believe that competitors may try to market competing digital devices to our customers.
Research and Development Program
We have dedicated engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development. We are currently developing several updates and modifications to QuantaFlo® in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our trade secrets and protecting proprietary positions.
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
Women may lack early detection programs and have inadequate preventive disease management. A study was compiled and published in a peer reviewed journal in 2019 that presented a retrospective analysis of 68,402 female patients tested with our product at primary care medical practices in the United States. The author concluded that our product was an efficient means to aid in the diagnosis of PAD in vulnerable women who are currently underserved by their health care providers. Limitations of the study include that it was a retrospective analysis with self-reporting of clinical characteristics.
Patents and Licenses
We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027.
Governmental Regulation
Our vascular testing product received FDA 510(k) clearance in February 2010 as a Class II Medical Device. Advanced Vascular Technologies, or AVD, an entity formerly affiliated with our co-founder and honorary Chairman Emeritus, Dr. Herbert J. Semler, applied for and obtained for the 510(k) clearance. However, any interests it may have had in such 510(k) clearance were subsequently assigned to us and AVD did not manufacture any products for our company. In March 2015, we received FDA 510(k) clearance for the next generation version of this product, QuantaFlo®. The Class II Medical Device designation means that QuantaFlo® is subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Pre-market review and clearance by the FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure.
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
U.S. Food and Drug Administration Regulation
QuantaFlo® is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:
•
product design and development;

•
product testing;

•
product manufacturing;

•
product safety;

•
post-market adverse event reporting;

•
post-market surveillance;

•
product labeling;

•
product storage;

•
record keeping;

•
pre-market clearance or approval;

•
post-market approval studies;

•
advertising and promotion; and

•
product sales and distribution.

FDA’s Pre-market Clearance and Approval Requirements
To commercially distribute QuantaFlo® or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a pre-market approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
510(k) Clearance Pathway
To obtain 510(k) clearance, a medical device manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to QuantaFlo® we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). We have made and plan to continue to make minor additional product enhancements that we believe do not require new 510(k) clearances.
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
Third-Party Coverage and Reimbursement
We cannot control whether or not providers who use QuantaFlo® will seek third-party coverage for such procedures or reimbursement. If providers intend to seek third-party coverage or reimbursement for use of QuantaFlo®, the success of our product could become dependent on the availability of coverage and reimbursement from third-party payors, such as governmental programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payors and adequate payment for the resources used.
Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare and Medicaid, and the National Center for Health Statistics, are

jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo®. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo® measurements that require us to seek reimbursement from third-party payors. Many of our customers are third-party payors who pay us directly for use of our product and services.
Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best in patient care and clarity regarding reimbursement and work to obtain appropriate coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For example, if CMS decreases the monthly payment for a 65-year-old patient, then the provider will have to decide which steps to eliminate from his or her routine office visits in order to maintain a profitable business model. If the time of an office visit will need to be reduced to maintain a profitable business, a provider may decide to eliminate certain services or conducting certain procedures, such as deciding not to use a thermometer, take someone’s blood pressure or use a QuantaFlo® to run an ABI test. Thus, reimbursement limitations imposed by CMS on providers may affect their decision making about which services to provide during an office visit, which could affect our company.
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
Healthcare Fraud and Abuse
Our operations may be subject to federal and state healthcare laws and regulations including fraud and abuse laws, such as anti-kickback and false claims laws, data privacy and security laws and transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals.
The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The federal Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the federal Anti-Kickback Law to reach large settlements with healthcare companies based on, among other things, inappropriate consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Health Care Reform Law, among other things, amended the intent requirement of the federal Anti-Kickback Law and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act and certain criminal healthcare fraud statutes.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. In addition, off-label promotion has been pursued as a violation of the federal False Claims Act. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
Additionally, the majority of states in which we market our products have similar fraud and abuse laws, such as anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil, criminal and administrative penalties.
The Health Care Reform Law also imposed new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians, as defined by such law, and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Our business operations may also be subject to certain federal and state laws regarding the use and disclosure of individually identifiable health information, such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
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
It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for QuantaFlo® or what actions foreign, federal, state or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation.
Employees
As of December 31, 2019, we had 67 employees, all of which were full-time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good. We also regularly engage consultants and subcontractors on an as-needed basis.

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
We currently actively market only one product, QuantaFlo® and expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product may not gain broad market acceptance unless we continue to educate physicians and plans of its benefits. Moreover, even if physicians understand the benefits of vascular testing, they still may elect not to use our product for a variety of reasons, such as the familiarity of the physician with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Physicians may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases.
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
We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had only three dedicated direct sales employees and 19 account managers as of December 31, 2019. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 4% of our revenues for each of the years ended December 31, 2019 and 2018. If our co-exclusive distributor were to cease to distribute our product, it would slow down our efforts to gain widespread market acceptance of our vascular testing product. While our contract automatically renews for one-year terms, our co-exclusive distributor has the right terminate our arrangement upon 90 days’ notice prior to expiration. Even if not terminated, we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.
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
We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.
Three customers account for a significant portion of our revenues, accounts receivable. For the year ended December 31, 2019, three customers accounted for 49.4%, 13.2%, and 12.5% of our revenues, and as of December 31, 2019, three customers accounted for 55.9%, 17.6%, and 12.0% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.
We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. We do not maintain key man insurance for any of our personnel. The loss of the services of any of these key personnel could still severely damage our business prospects, which could have a material adverse effect on our financial condition and results of operations.
We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
We manufacture our vascular testing product through a small number of independent contractors based in the United States. The loss or disruption of our relationships with outside vendors could subject us to substantial delays in the delivery of our product to customers. Our current contractors source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the current coronavirus, we believe alternative suppliers should be available. However, significant delays in the delivery of our product could result in possible cancellation of orders and the loss of customers. Although we expect our vendors to comply with our contract terms, we do not have control over our vendors. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.
Further, our vascular testing product is manufactured in the United States in a limited number of facilities. If an event occurred that resulted in material damage to these manufacturing facilities or our manufacturing contractors lacked sufficient labor to fully operate their facilities, we may be unable to transfer the manufacture of our vascular testing product to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.
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
As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, and may not realize the benefit of such investments. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.
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
Our vascular testing product was initially cleared through the 510(k) clearance process in February 2010, and in March 2015 we received FDA clearance of the next generation version, QuantaFlo®. However, any further modification to a cleared 510(k) device that could significantly affect its safety or efficacy, or that would constitute a significant change in its intended use, will require a new clearance process. The FDA requires device manufacturers to make their own determination regarding whether a modification requires a new clearance; however, the FDA can review and invalidate a manufacturer’s decision not to file for a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations.
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

There remain judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Health Care Reform Law such as removing penalties, starting January 1, 2019, for not complying with the Health Care Reform Law’s “individual mandate” to carry health insurance, delaying the implementation of certain Health Care Reform Law-mandated fees, and increasing certain discounts owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation and other efforts to repeal and replace the Health Care Reform Law will impact the Health Care Reform Law.
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
In addition, the Health Care Reform Law imposed a 2.3% excise tax on the sale, lease, rental or use of any taxable human medical device after December 31, 2012, subject to certain exclusions, by the manufacturer, producer or importer of such device. However, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Health Care Reform Law’s mandated medical device excise tax. Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.
The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
We are subject to healthcare fraud and abuse laws and regulations including, but not limited to, the Federal Anti-Kickback Statute, state anti-kickback statutes, the Federal False Claims Act, and state false claims acts. Additionally, to the extent we maintain financial relationships with physicians and other healthcare providers, we may be subject to Federal and state physician payment sunshine laws and regulations, which require us to track and disclose these financial relationships. These and other laws regulate interactions amongst health care entities and with sources of referrals of business, among other things. The Federal Anti-Kickback Statute is a criminal statute that imposes substantial penalties on persons or entities that offer, solicit, pay or receive payments in return for referrals, recommendations, purchases or orders of items or services that are reimbursable by Federal healthcare programs. The Federal False Claims Act imposes liability on any person or entity that submits or causes to be submitted a claim to the Federal government that he or she knows (or should know) is false. Off-label promotion has been pursued as a violation of the Federal False Claims Act. The Health Care Reform Law further provides that a claim submitted for items or services, the provision of which resulted from a violation of the Anti-Kickback Statute, is “false” under the Federal False Claims Act and certain other false claims statutes. Our business operations may also be subject to certain federal and state laws regarding the use and disclosure of individually identifiable health information, such as HIPAA and HITECH, which impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
We may be subject to liability under these laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.
Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us. We have entered into a supply and distribution agreement with Bard Peripheral Vascular, Inc., as well as purchase agreements with a number of our customers, and intend to start offering risk assessment services to our customers. These customers include parties that bill Federal healthcare programs for use of our product, all of whom may be subject to government scrutiny. Finally, to the extent that any of the agreements are breached or terminated, our business may experience a decrease in revenues. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.
For example, on December 22, 2017, President Trump signed into law U.S. federal income tax legislation, informally titled the Tax Cuts and Jobs Act, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
Our ability to use net operating loss, or NOL, carryforwards to offset future taxable income may be subject to limitations.
As of December 31, 2019, we had federal NOL carryforwards of  $10.3 million. These NOL carryforwards, to the extent they arose prior to 2018, could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have completed a formal Code Section 382 study for the period January 1, 2012 through June 30, 2019 and believed a change in ownership has occurred. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
We are currently a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.
We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will remain a smaller reporting company for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:
•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and

•
reduced disclosure obligations regarding executive compensation.

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
As a public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly. We will need to continue to dedicate internal resources, potentially engage outside consultants and continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
We currently have material weaknesses in our internal control over financial reporting. If we are not able to remedy these material weaknesses in our internal control over financial reporting, if we identify additional material weaknesses or significant deficiencies in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
In connection with their evaluation of our internal control over financial reporting for the year ended December 31, 2019, our management identified material weaknesses in our control activities, information and communication and monitoring activities. Namely, we had insufficient segregation of duties, oversight of work performed and ineffective compensating controls in our finance and accounting functions due to limited personnel; certain of our information technology and change management controls were not designed effectively to provide an adequate audit trail; we have sufficient controls to validate the completeness and accuracy of underlying data; we did not design sufficient protocols and procedures to retain adequate documentary evidence related to the timely review and approval of manual journal entries; and we did not sufficiently design and retain adequate documentary evidence supporting the design and operating effectiveness of certain important management review controls. While we have implemented a remediation plan, which we commenced in 2019, there is no guarantee that we will successfully remediate these material weaknesses. In prior years, we have identified certain other deficiencies and material weaknesses in connection with management’s evaluation of our internal control over financial reporting that we have remedied. These weaknesses have included issues arising from our size and inability to segregate duties, as well as, even more recently, a lack of controls to identify and analyze related party transactions and a lack of technical accounting competence, and inadequate procedures and controls to appropriately comply with, and account for, certain payroll tax withholdings and related expenses.
Although we implemented measures to remedy former material weaknesses, we are now in the process of implementing measures to address the recently identified material weaknesses. We cannot assure you that we have identified all material weaknesses or that we will not in the future have additional deficiencies or material weaknesses in our internal control over financial reporting. If we have additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future, it could have an adverse effect on our company.
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
As of December 31, 2019, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.
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
Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 53.2% of our common stock as of February 29, 2020. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Companies trading on the OTCQB, such as we, must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 in order to maintain price quotation privileges. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
Because we outsource our manufacturing to “turn-key” manufacturers and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. Our headquarters are located in San Jose, CA, where we lease an operations fulfillment space that also serves as our corporate headquarters address.
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
	High	Low
Fiscal Year 2019
First Quarter	$43.99	$32.00
Second Quarter	$49.00	$34.07
Third Quarter	$54.50	$40.00
Fourth Quarter	$50.00	$35.26
	High	Low
Fiscal Year 2018
First Quarter	$9.60	$6.45
Second Quarter	$15.99	$7.72
Third Quarter	$36.00	$14.80
Fourth Quarter	$40.00	$25.50
Holders
On February 28, 2020, the closing sale price of a share of our common stock was $53.00 per share and there were 6,534,076 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 27 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities
During the quarter ended June 30, 2019, we repurchased a warrant to acquire 65,542 shares of our common stock from the family trust of our Chief Executive Officer, Dr. Douglas Murphy-Chutorian,

which warrant had an exercise price equal to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $2,687,222. The purchase price reflects the difference between the aggregate exercise price of the warrant and the aggregate fair market value of the shares underlying the warrant, based on the last trade price of our common stock on May 3, 2019, the date of the warrant repurchase agreement. Following this repurchase, the warrant was cancelled and is no longer issued and outstanding.
During the quarter ended December 31, 2019, we repurchased warrants to acquire an aggregate of 93,797 shares of our common stock from the family trust of our Chief Executive Officer, Dr. Douglas Murphy-Chutorian, which warrants had exercise prices ranging from $2.00 to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $3,945,696. The purchase price reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares underlying the warrants, based on the last trade price of our common stock on November 6, 2019, the date of the warrant repurchase agreement. Following the repurchase, the warrants were cancelled and are no longer issued and outstanding.
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
Overview
We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. We believe our products and services position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.
In the year ended December 31, 2019, we had total revenues of  $32,767,000 and net income of $15,084,000 compared to total revenues of  $21,491,000 and net income of  $5,014,000 in 2018. We had an income tax benefit of  $4,383,000 in 2019, primarily due to the release of a tax valuation allowance in the third quarter, as compared to income tax expense of  $26,000 in 2018. Our pre-tax net income was $10,701,000 in 2019 compared to $5,040,000 in 2018. In the three months ended December 31, 2019, we had net income of  $2,833,000 compared to net income of  $1,387,000 for the three months ended December 31, 2018.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
We had revenues of $32,767,000 for the year ended December 31, 2019, an increase of $11,276,000, or 52.5%, compared to $21,491,000 in 2018. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of  $31,840,000 from fees for our vascular testing products in 2019, an increase of  $10,735,000 compared to $21,105,000 in 2018. The remainder was from other equipment/supply sales of accessories, which were $927,000 in 2019 as compared to $386,000 in 2018.
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
Operating expenses
We had total operating expenses of  $22,059,000 for the year ended December 31, 2019, an increase of $5,910,000, or 36.6%, compared to $16,149,000 in 2018. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. As a percentage of revenues, operating expenses decreased to 67.3% in 2019, as compared to 75.1% in 2018. The changes in the various components of our operating expenses are described below.
Cost of revenues
We had cost of revenues of  $3,661,000 for the year ended December 31, 2019, an increase of  $958,000, or 35.4%, from $2,703,000 for 2018. The primary reason for this change was increased costs due to increased sales volume of, placement of and technical support for installations in the field. These increases were partially offset by lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 11.2% in 2019, as compared to 12.6% in 2018.
Engineering and product development expense
We had engineering and product development expense of  $2,479,000 for the year ended December 31, 2019, an increase of  $394,000, or 18.9%, compared to $2,085,000 in 2018. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts. As a percentage of revenues, engineering and product development expense decreased to 7.6% in 2019, as compared to 9.7% in 2018.
Sales and marketing expense
We had sales and marketing expense of  $8,965,000 for the year ended December 31, 2019, an increase of  $1,763,000, or 24.5%, compared to $7,202,000 in 2018. The increase was primarily due to higher sales compensation and personnel expense and the continued expansion of existing customer orders, marketing activities and increased headcount and associated expense as compared to the prior year period. As a percentage of revenues, sales and marketing expense decreased to 27.4% in 2019, as compared to 33.5% in 2018.
General and administrative expense
We had general and administrative expense of  $6,954,000 for the year ended December 31, 2019, an increase of  $2,795,000, or 67.2%, compared to $4,159,000 in 2018. The increase was primarily due to the growth in our business, higher professional fees and higher expenses for personnel and our board of directors. As a percentage of revenues, general and administrative expense was 21.2% in 2019, as compared to 19.4% in 2018.
Other expense
We had other expense of  $7,000 for 2019, a decrease of  $295,000, or 97.7%, compared to $302,000 in 2018. The decrease was primarily due to lower interest expense associated with retirement of notes payable.
Provision for taxes
In 2019, we recorded a tax benefit of  $4,383,000, compared to a tax expense of  $26,000 in 2018. The decrease in income tax expense was primarily due to an income tax benefit recognized in 2019 relating to the release of the entire valuation allowance against deferred tax assets. The valuation allowance was released in the third quarter of 2019 due to our recent history of eight straight quarters of positive income before income taxes, resulting in an income tax benefit. Due to full release of the valuation allowance in the third quarter of 2019, income in future periods may also result in income tax expense. As of December 31, 2019, we had federal NOL carryforwards of  $10.3 million.
Net income
For the foregoing reasons, we had a net income of  $15,084,000 for the year ended December 31, 2019, an increase of  $10,070,000, or 200.8%, compared to a net income of  $5,014,000 for the year ended December 31, 2018.
Liquidity and Capital Resources
We had cash of  $7,741,000 at December 31, 2019, compared to cash of  $3,284,000 at December 31, 2018, and total current liabilities of  $5,207,000 at December 31, 2019, compared to $3,512,000 at December 31, 2018. As of December 31, 2019, we had working capital of approximately $6,236,000.
Our cash is held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.
Operating activities
We generated $12,728,000 of net cash from operating activities for the year ended December 31, 2019, compared to $4,697,000 of net cash in operating activities for the year ended December 31, 2018. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities were $3,250,000 in the year ended December 31, 2019. These non-cash adjustments primarily reflect the deferred tax asset of  $4,501,000, partially offset by depreciation of assets for lease of  $483,000, stock-based compensation expense of  $365,000, loss on disposal of assets for lease of  $206,000, fixed assets depreciation and amortization of  $149,000 and allowance for doubtful accounts of  $48,000. Changes in operating assets and liabilities provided $894,000 of net cash. These changes in operating assets and liabilities included cash provided by accrued expenses of  $1,113,000, deferred revenue of  $520,000 and accounts payable of  $58,000, partially offset by cash used by trade accounts receivable of  $734,000 and prepaid expenses of  $63,000.
Investing activities
We used $1,698,000 of net cash in investing activities for the year ended December 31, 2019, primarily attributable to purchase of assets for lease of  $1,524,000 and additions to property and equipment of $174,000, to support our growing business.
We used $843,000 of net cash in investing activities for the year ended December 31, 2018, primarily attributable to purchase of assets for lease of  $706,000 and additions to property and equipment of  $137,000, to support our growing business.
Financing activities
We used $6,573,000 of net cash from financing activities during the year ended December 31, 2019, primarily due to cash used in payments for purchases of warrants of  $6,633,000, partially offset by proceeds from exercise of stock options of  $60,000.
We used $2,027,000 of net cash from financing activities during the year ended December 31, 2018, primarily due to cash used in payments of loans payable of  $2,897,000, partially offset by proceeds from issuance of common stock of  $870,000 (including $456,000 from exercise of stock options and $414,000 from exercise of warrants).
Description of Indebtedness
We do not currently have any outstanding material indebtedness.
Off-Balance Sheet Arrangements
As of each of December 31, 2019 and 2018, we had no off-balance sheet arrangements.
Commitments and Contingencies
As of each of December 31, 2019 and 2018, other than employment/consulting agreements with our executive officers and our San Jose lease, we had no material commitments other than the liabilities reflected in our financial statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this annual report on Form 10-K.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weaknesses described below, our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.
During the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2019, our material weaknesses in internal control over financial reporting were:
a.
Insufficient segregation of duties, oversight of work performed and ineffective compensating controls in our finance and accounting functions due to limited personnel;

b.
Our information technology general controls related to user access security and change management controls related to our enterprise resource planning system were not designed effectively to provide an adequate audit trail for system change management controls and for the periodic review and testing of user access rights and permissions.

c.
We did not sufficiently design and effectively implement controls to validate the completeness and accuracy of underlying data used in the performance of various controls over accounting transactions and disclosures;

d.
We did not design sufficient protocols and procedures to retain adequate documentary evidence related to the timely review and approval of manual journal entries including the review of the underlying information at a sufficient level of detail; and

e.
We did not sufficiently design and retain adequate documentary evidence supporting the design and operating effectiveness of certain important management review controls including the precision of review and evidence of procedures performed.

Each of the material weaknesses described above, combined with ineffective compensating financial close and review controls, had a pervasive impact on our activity level cycles and accounts and creates a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, and due to the material weaknesses described above, we concluded that we did not maintain effective control over financial reporting as of December 31, 2019.
Remediation Plan
We are currently taking actions to remediate the material weaknesses in our internal control over financial reporting and are implementing additional processes, procedures, policies, and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above. Our internal control remediation efforts include the following:
•
We are adding additional accounting resources to support the objectives of proper segregation of duties within our finance and accounting functions including controls over segregation of duties over the initiation of transactions, the recording of transactions, and the custody of assets.

•
We are in the process of reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls.

•
We engaged an outside firm to assist management with (i) reviewing our current processes, procedures and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.

In addition to implementing and refining the above activities, we expect to engage in additional activities in fiscal year 2020, including:
•
Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

•
Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures.

•
Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

•
Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.

We will continue to report regularly to the audit committee on the progress and results of the remediation plans, including the identification, status and resolution of internal control deficiencies.
Attestation Report of Independent Registered Public Accounting Firm
BDO USA LLP, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. BDO USA LLP’s report, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting due to material weaknesses, is included herein.
Changes in Internal Control over Financial Reporting
Other than in connection with executing upon the implementation of the remediation plan outlined above, there were no changes in our internal control over financial reporting during the year-ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:
Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	65	Chief Executive Officer and Director	September 2012	2021
Andrew B. Weinstein	55	Senior Vice President, Finance and Accounting	N/A	N/A
Daniel E. Conger	43	Vice President, Finance	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	73	Director	June 2014	2020
Wayne T. Pan, M.D., Ph.D.	56	Director	May 2014	2022
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
Changes to Procedures for Recommending Nominees to Board of Directors
None.
Audit Committee
Our board of directors has established a separately designated standing audit committee, which is currently comprised solely of Dr. Pan, who serves as both sole member and Chairman. We do not have any current board members who qualify as an “audit committee financial expert,” and accordingly, our audit committee does not have an “audit committee financial expert”. The nominating committee of the board of directors expects to identify suitable candidates for the board of directors prior to any potential relisting on Nasdaq, if not sooner, including an individual who can serve on the audit committee and who qualifies as an audit committee financial expert within the meaning of the SEC’s rules.
Delinquent Section 16(a) Reports
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance.
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
ITEM 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) the two most highly compensated executive officers other than our principal executive officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2019. As none of our named executive officers received any stock awards or nonqualified deferred compensation earnings during the years ended December 31, 2019 and 2018, we have omitted those columns from the table.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Douglas Murphy-Chutorian, M.D., director and chief executive officer	2019	$400,000	$0	$0	$744,708	$25,545	$1,170,253
	2018	$367,500	$0	$746,250	$448,642	$15,975	$1,578,367
Andrew B. Weinstein senior vice president, finance and accounting	2019	$265,625	$55,000	$0	$0	$1,686	$322,311
	2018	$230,000	$46,000	$0	$0	$979	$276,979
Daniel E. Conger, vice president, finance	2019	$200,000	$40,000	$0	$0	$23,058	$263,058
	2018	$200,000	$40,000	$0	$0	$22,024	$262,024

(1)
Represents aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For more information regarding assumptions used for computation of fair value, see Note 11 to our audited financial statements included elsewhere in this annual report on Form 10-K.

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
In 2019, Dr. Murphy-Chutorian’s base salary was $400,000, with target incentive equal to 50% of base salary. Effective January 1, 2020, Dr. Murphy-Chutorian’s base salary is $400,000, with target incentive equal to 75% of base salary.
Andrew B. Weinstein
On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. At the start of 2019, Mr. Weinstein’s base salary was $230,000, with a discretionary bonus equal to 20% of base salary. Effective March 15, 2019, Mr. Weinstein’s base salary is $275,000, with a discretionary bonus equal to 20% of base salary. Effective March 1, 2020, Mr. Weinstein’s base salary is $300,000, with a discretionary e bonus of  $60,000.
Daniel E. Conger
On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2019, Mr. Conger’s base salary was $200,000, with a discretionary bonus of  $40,000. Effective January 1, 2020, Mr. Conger’s base salary is $210,000, with a discretionary bonus of  $40,000.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2019. We have omitted certain columns from the table as we do not have any outstanding stock awards.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(1)	85,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Douglas Murphy-Chutorian(2)	122,569	2,431	$2.23	02/17/2026
Douglas Murphy-Chutorian(2)	93,316	31,684	$1.72	01/19/2027
Douglas Murphy-Chutorian(2)	63,281	61,719	$8.00	12/31/2027
Andrew B. Weinstein(2)	21,271	8,729	$3.15	03/14/2027
Daniel E. Conger(1)	10,000	0	$3.44	07/20/2025
Daniel E. Conger(1)	3,000	0	$2.59	12/31/2025

(1)
The option is fully vested.

(2)
The option is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

Director Compensation
The following table shows the compensation earned in the year ended December 31, 2019 by our non-employee directors. Our non-employee directors received only director fees in 2019, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “— Summary Compensation Table.”
Name	Fees Earned or Paid in Cash ($)	Total ($)
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	$67,500	$67,500
Wayne T. Pan, M.D., Ph.D.	$70,500	$70,500
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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 29, 2020 of:
•
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•
each of our directors;

•
each of our named executive officers; and

•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 6,534,076 shares of common stock issued and outstanding as of February 29, 2020. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after February 29, 2020 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 911 Bern Court, Suite 110, San Jose, CA 95112.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,292,323	19.8%
Park West Asset Management, LLC(2)	600,000	9.2%
Eric Semler	568,221	8.7%
Executive Officers and Directors:
Dr. Arthur N. Leibowitz(3)	50,000	*
Dr. Douglas Murphy-Chutorian(4)	862,877	11.8%
Dr. Wayne T. Pan(5)	52,474	*
Andrew B. Weinstein(6)	23,771	*
Daniel E. Conger(7)	13,000	*
All directors and officers as a group (5 persons)	1,002,122	13.4%

*
less than 1%

(1)
Includes (a) 392,323 shares of our common stock held by the Chang Family Trust U/A DTD 10/23/2006, or the Chang Family Trust, for which Mr. and Mrs. Chang are co-Trustees and share voting and investment control, (b) 450,000 shares of our common stock held in six separate grantor retained annuity trusts, or GRATs, for which Mr. Chang acts as sole Trustee and has voting and investment control and (c) 450,000 shares of our common stock held in six separate GRATs for which Mrs. Chang acts as sole Trustee and has voting and investment control. The address for the Chang Family Trust, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.

(2)
Includes (a) 543,174 shares of our common stock held by Park West Investors Master Fund, Limited, a Cayman Islands exempted company, or PWIMF, and (b) 56,826 shares of our common stock held by Park West Partners International, Limited, a Cayman Islands exempted company, or PWPI, and, collectively with PWIMF, the PW Funds. Park West Asset Management LLC, a Delaware limited liability company, or PWAM, is the investment manager to the PW Funds, and Peter S. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own the 600,000 shares of our common stock held in the aggregate by the PW Funds. The address of the PW Funds, PWAM and Mr. Park is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.
(3)
Represents options to acquire 50,000 shares of our common stock.

(4)
Includes (a) 63,571 shares of our common stock, (b) options to purchase an aggregate of 722,431 shares of our common stock and (c) warrants to purchase an aggregate of 76,875 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(5)
Includes (a) 6,141 shares of our common stock and (b) options to purchase 46,333 shares of our common stock.

(6)
Represents options to acquire 23,771 shares of our common stock.

(7)
Represents options to acquire 13,000 shares of our common stock.

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2019. We do not have any equity compensation plans that have not been approved by securityholders.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,468,582	3.30	997,163(1)
2007 Key Person Stock Option Plan	113,000	1.58	0
Total	1,581,582	3.23	997,163

(1)
The amount of shares available under this plan automatically increases on January 1st of each year in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Accordingly, effective January 1, 2020, the number of securities remaining available for issuance increased by 262,249 shares.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded or will exceed the lesser of   (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Financings
On August 16, 2018, we issued 12,943 shares of our common stock to Glenn Krevlin, a significant stockholder at such time, as payment in full of an aggregate $294,453 of outstanding principal and interest on a promissory note in lieu of cash payment.
Warrant Repurchases
On May 3, 2019, we entered into a warrant purchase agreement, or the May Repurchase Agreement, with the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, or the Murphy-Chutorian Family Trust, of which Dr. Murphy-Chutorian, our director and chief executive officer is co-Trustee with his spouse and of which he is a beneficiary. Pursuant to the May Repurchase Agreement, we repurchased a warrant to acquire 65,542 shares of our common stock, or the May Repurchase Warrant, held by the Murphy-Chutorian Family Trust, which warrant had an exercise price equal to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $2,687,222. The purchase price reflects the difference between the aggregate exercise price of the May Repurchase Warrant and the aggregate fair market value of the shares underlying the May Repurchase Warrant, based on the last trade price of our common stock on May 3, 2019, the date of the May Repurchase Agreement. Following this repurchase, the May Repurchased Warrant was cancelled and is no longer issued and outstanding.
On November 6, 2019, we entered into a warrant purchase agreement, or the November Repurchase Agreement, with the Murphy-Chutorian Family Trust. Pursuant to the November Repurchase Agreement, we repurchased warrants to acquire an aggregate of 93,797 shares of our common stock, or collectively, the November Repurchase Warrants, held by the Murphy-Chutorian Family Trust, which warrants had exercise prices ranging from $2.00 to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $3,945,696. The purchase price reflects the difference between the aggregate exercise price of the November Repurchase Warrants and the aggregate fair market value of the shares underlying the November Repurchase Warrants, based on the last trade price of our common stock on November 6, 2019, the date of the November Repurchase Agreement. Following this repurchase, the November Repurchased Warrants were cancelled and are no longer issued and outstanding.
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
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2019 and 2018. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.
	Year Ended December 31,
Fee Type	2019	2018
Audit Fees	$402,000	$200,650
Audit-Related Fees	0	0
Tax Fees	27,000	0
Total	$429,000	$200,650
Audit Fees.   This category consists of the annual audit of our financial statements, the interim reviews of the quarterly financial statements, and services performed in conjunction with our registration statements. For 2019 this category also included an audit of our internal controls over financial reporting.
Audit-Related Fees.   None.
Tax Fees.   This category consists of services related to Internal Revenue Code Section 382 study.
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
(3)
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 21, 2016).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
4.2	Description of Capital Stock.
10.1	Form of Series A, Series A-1 and Series A-2 Preferred Stock Warrant (incorporated by reference to Exhibit 10.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.2†	Warrant Amendment (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 21, 2015).
10.3†	2007 Key Person Stock Option Plan (incorporated by reference to Exhibit 10.3 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.4†	Form of 2007 Key Person Stock Option Plan Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.5†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Douglas Murphy-Chutorian, M.D., dated November 11, 2013 (incorporated by reference to Exhibit 10.6 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.6†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Daniel E. Conger, dated October 18, 2010 (incorporated by reference to Exhibit 10.5 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
10.7†	At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Andrew B. Weinstein, dated March 14, 2017 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2018).
10.8†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

Exhibit No.	Description
10.9†	Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).
10.10	Form of Indemnification Agreement, approved and entered into between the Company and each of the Company’s directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).
10.11	Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).
10.12	Warrant Repurchase Agreement between Semler Scientific, Inc. and Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated May 3, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2019).
10.13	Warrant Repurchase Agreement between Semler Scientific, Inc. and Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated November 6, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2019).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Form S-1 Registration Statement, as amended (File No. 333-192362), filed with the Securities and Exchange Commission on November 15, 2013).
23.1*	Consent of BDO USA, LLP dated March 9, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ITEM 16.   FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Semler Scientific, Inc.
San Jose, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2020 expressed an adverse opinion thereon.
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
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2013
New York, NY
March 9, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Semler Scientific, Inc.
San Jose, California
Opinion on Internal Control over Financial Reporting
We have audited Semler Scientific, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated March 9, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls are identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2019 financial statements, and this report does not affect our report dated March 9, 2020 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
New York, NY
March 9, 2020

Semler Scientific, Inc.
Balance Sheets
(In thousands of U.S. Dollars, except share and per share data)
	As of December 31
	2019	2018
Assets
Current Assets:
Cash	$7,741	$3,284
Trade accounts receivable, net of allowance for doubtful accounts of $36 and $52 respectively	3,486	2,801
Prepaid expenses and other current assets	216	153
Total current assets	11,443	6,238
Assets for lease, net	2,079	1,243
Property and equipment, net	249	223
Long-term deposits	15	15
Long-term deferred tax assets	4,501	—
Total assets	$18,287	$7,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$338	$280
Accrued expenses	3,914	2,797
Deferred revenue	955	435
Total current liabilities	5,207	3,512
Long-term liabilities:
Other long-term liabilities	7	11
Total long-term liabilities	7	11
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,556,221, and 6,349,985 shares issued, and 6,531,221 and 6,324,985 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	7	6
Additional paid-in capital	19,400	25,608
Accumulated deficit	(6,334)	(21,418)
Total stockholders’ equity	13,073	4,196
Total liabilities and stockholders’ equity	$18,287	$7,719
(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Income
(In thousands of U.S. Dollars, except share and per share data)
	For the years ended December 31
	2019	2018
Revenues	$32,767	$21,491
Operating expenses:
Cost of revenues	3,661	2,703
Engineering and product development	2,479	2,085
Sales and marketing	8,965	7,202
General and administrative	6,954	4,159
Total operating expenses	22,059	16,149
Income from operations	10,708	5,342
Interest income (expense)	2	(59)
Related party interest expense	—	(239)
Other expense	(9)	(4)
Other expense	(7)	(302)
Pre-tax net income	10,701	5,040
Income tax (benefit) provision	(4,383)	26
Net income	$15,084	$5,014
Net income per share, basic	$2.34	$0.82
Weighted average number of shares used in computing basic income per share	6,440,724	6,079,326
Net income per share, diluted	$1.88	$0.66
Weighted average number of shares used in computing diluted income per share	8,029,909	7,629,523
(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Stockholders’ Equity
(In thousands of U.S. Dollars, except share and per share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity/(Deficit)
	Shares Issued	Common Stock Amount	Shares	Amount
Balance at December 31, 2017	5,902,244	$6	(25,000)	$—	$23,843	$(26,432)	$(2,583)
Issuance of shares to settle related party loan	12,943	—	—	—	294	—	294
Warrant exercises	212,517	—	—	—	414	—	414
Stock option exercises	222,281	—	—	—	456	—	456
Stock-based compensation	—	—	—	—	601	—	601
Net income	—	—	—	—	—	5,014	5,014
Balance at December 31, 2018	6,349,985	$6	(25,000)	$—	$25,608	$(21,418)	$4,196
Warrant repurchases	—	—	—	—	(6,633)	—	(6,633)
Warrant exercises	36,197	—	—	—	—	—	—
Stock option exercises	170,039	1	—	—	60	—	61
Stock-based compensation	—	—	—	—	365	—	365
Net income	—	—	—	—	—	15,084	15,084
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073

(See accompanying notes to financial statements)

Semler Scientific, Inc.
Statements of Cash Flows
(In thousands of U.S. Dollars)
	For the years ended December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,084	$5,014
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Amortization of debt discount	—	22
Accretion of non-cash interest	—	231
Depreciation	632	503
Deferred tax benefit	(4,501)	—
Loss on disposal of assets for lease	206	200
Allowance for doubtful accounts	48	46
Stock-based compensation expense	365	601
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(734)	(1,503)
Prepaid expenses and other current assets	(63)	(42)
Accounts payable	58	(208)
Accrued expenses	1,113	(71)
Deferred revenue	520	(96)
Net Cash Provided by Operating Activities	12,728	4,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(174)	(138)
Proceeds from sale of property and equipment	—	1
Purchase of assets for lease	(1,524)	(706)
Net Cash Used in Investing Activities	(1,698)	(843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of warrants	(6,633)	—
Proceeds from exercise of warrants	—	414
Proceeds from exercise of stock options	60	456
Payments of loans payable	—	(2,897)
Net Cash Used in Financing Activities	(6,573)	(2,027)
INCREASE IN CASH	4,457	1,827
CASH, BEGINNING OF PERIOD	3,284	1,457
CASH, END OF PERIOD	$7,741	$3,284
Cash paid for interest	$—	$575
Cash paid for taxes	$123	$18
Supplemental disclosure of noncash financing activity:
Issuance of shares to settle related party loan	$—	$294
(See accompanying notes to financial statements)

Semler Scientific, Inc.
Notes to Financial Statements
(In thousands of U.S. Dollars, except share and per share data)
1.
The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company is a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. In 2011, the Company began commercializing its first patented and U.S. Food and Drug Administration (“FDA”) cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). In March 2015, the Company received FDA 510(k) clearance for the next generation version of its product, QuantaFlo®, which the Company commercially launched in August 2015. The Company has one operating segment and generates revenues domestically primarily through direct licensing to direct customers. The Company is based in San Jose, California.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
Assets for Lease
Assets for lease are recorded at cost. At December 31, 2019 and 2018, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2019 and 2018, there were no impairment indicators.
Property and Equipment
Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as depreciation for capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.
At December 31, 2019 and 2018, capital assets are classified into one of the following categories:
Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company
At December 31, 2019 and 2018, capital assets are depreciated based on the following estimated useful life for each category:
Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years
The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company did not have any impairments to record during either the years ended December 31, 2019 or 2018.
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
The financial instruments of the Company consist primarily of cash, accounts receivable, and accounts payable. These items are considered Level 1 due to their short term nature and their market interest rates and are therefore considered a reasonable estimate of fair value at December 31, 2019 and 2018.
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
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2019 and 2018.
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
Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The amendment in this ASU provides guidance on the revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. This standard replaced most existing revenue recognition guidance. On August 8, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments that clarify certain points, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“Topic 606”), ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606. The updated revenue standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. The Company adopted the new standard effective January 1, 2019, using the modified retrospective method. The Company determined that the adoption of this new standard did not have a material impact on its financial statements.
Topic 606 affects revenue recognition for the Company’s variably-priced (i.e., fee per test) license fee contracts and sales of hardware equipment and accessories. Total variably-priced license fees represent approximately $8,927 and $4,759 of revenues for the years ended December 31, 2019 and 2018, respectively. Total sales of hardware and equipment accessories represents approximately $927 and $386 of revenues for the years ended December 31, 2019 and 2018, respectively. Essentially all of the variably-priced license fee contracts are with large healthcare organizations. The initial contract is for a specified time period with automatic renewal each period thereafter until canceled. In case there is a violation of any term of the contract, the Company may deactivate the service remotely, so that the customer cannot continue to use the product. The reusable hardware equipment or accessories may be provided to a customer for a set price and then use of the associated software is billed to the customer monthly based on volume of use. Under this scenario, revenue is recognized when and only when the customer uses the product. The sale of the equipment or accessories is recognized as hardware sales upon shipment to the customer. It was determined that the impact of the new standard has no effect on the way revenue is currently being recognized. The remainder of the revenue is earned from leasing the Company’s testing product for a fixed monthly fee, which is not subject to Topic 606.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard, along with other guidance subsequently issued by the FASB (collectively, “ASC 842”), requires lessees to recognize lease assets and liabilities for all leases with lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. Presentation of leases within the statements of operations and statements of cash flows will primarily depend on its classification as a finance or operating lease. ASC 842 is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method. Therefore, upon adoption, the Company recognized and measured leases without revising comparative period information or disclosures. The adoption of this standard did not have an impact on the Company’s revenue recognition. In addition, the Company has elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, classification of a lease and definition of a lease which resulted in the Company foregoing a reassessment of  (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for an existing lease. See Note 7 for additional information and details of the effects of adopting the new standard.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not anticipate this new standard will have a material impact on its financial statements.
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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this new standard to have a material impact on its financial statements.
In November 2019, the FASB issued ASU 2019-08 — Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments on this update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this new standard will have a material impact on its financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This update is effective for the Company’s annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2021. The Company does not anticipate this update to have a material impact on its financial statements.
3.
Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 7). Assets for lease consist of the following:
	As of December 31,
	2019	2018
Assets for lease	$3,374	$2,218
Less: accumulated depreciation	(1,295)	(975)
Assets for lease, net	$2,079	$1,243
Depreciation expense amounted to $483 and $395 for the years ended December 31, 2019 and 2018, respectively. Reduction to accumulated depreciation for returned items was $163 and $120 for the years ended December 31, 2019 and December 31, 2018, respectively. The Company recognized a loss on disposal of assets for lease in the amount of  $206 and $200 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, total assets for lease, net, in use at customer locations were $849 and $640, respectively.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
4.
Property and Equipment, net

Capital assets consist of the following:
	As of December 31,
	2019	2018
Capital assets	$636	$457
Less: accumulated depreciation	(387)	(234)
Capital assets, net	$249	$223
Depreciation expense amounted to $149 and $108 for the years ended December 31, 2019 and 2018, respectively.
5.
Accrued Expenses

Accrued expenses consist of the following:
	As of December 31,
	2019	2018
Compensation	$2,803	$2,442
Accrued Taxes	66	81
Miscellaneous Accruals	1,045	354
Total Accrued Expenses	$3,914	$2,797
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
Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2018, two customers accounted for 52.0% and 19.5% of the Company’s revenue. For the year ended December 31, 2019, three customers accounted for 49.4%, 13.2% and 12.5% of the Company’s revenue. As of December 31, 2018, two customers accounted for 43.5% and 40.4% of the Company’s accounts receivable, respectively. As of December 31, 2019, three customers accounted for 55.9%, 17.6% and 12.0% of the Company’s accounts receivable, respectively.
As of December 31, 2019 and 2018 the allowance for doubtful accounts was $36 and $52, respectively.
As of December 31, 2018, two vendors accounted for 11.0% and 10.8% of the Company’s accounts payable, respectively. As of December 31, 2019, two vendors accounted for 15.9% and 14.1% of the Company’s accounts payable, respectively.
7.
Leases

Lessee Arrangements
The Company leases facilities under a long term lease arrangement that has been determined to be an operating lease under new lease accounting standard that would require the Company to reflect a right of

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
use (“ROU”) lease asset and lease liabilities associated with this lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As of December 31, 2019, the remaining lease term is one year and two months with no options to renew. Upon adoption of ASC 2016-02, in accordance with the elected practical expedient transition rules, the ROU asset and liability related to this lease was immaterial. The Company recognized facilities lease expenses of  $68 and $69 for the years ended December 31, 2019 and 2018, respectively. Future minimum rent expense for 2020 and 2021 is $64 and $11, respectively.
Lessor Arrangements
The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3. During the year ended December 31, 2019, the Company recognized approximately $22,858 in lease revenue related to these arrangements, which is included in revenue on the Statements of Income.
8.
Commitments and Contingencies

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

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
For the years ended December 31, 2019 and 2018, a total of 1,658,457 and 2,037,661 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:
	Year ended December 31,
	2019	2018
Common stock warrants	76,875	276,214
Stock options	1,581,582	1,761,447
Total	1,658,457	2,037,661
10.
Warrant Repurchases — Related Party

On May 3, 2019, the Company entered into a warrant purchase agreement (the “May Repurchase Agreement”), with the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997 (the “Murphy-Chutorian Family Trust”), of which Dr. Murphy-Chutorian, the Company’s director and chief executive officer is co-Trustee with his spouse and of which he is a beneficiary. Pursuant to the May Repurchase Agreement, the Company repurchased a warrant to acquire 65,542 shares of its common stock (the “May Repurchase Warrant”), held by the Murphy-Chutorian Family Trust, which warrant had an exercise price equal to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $2,687. The purchase price reflects the difference between the aggregate exercise price of the May Repurchase Warrant and the aggregate fair market value of the shares underlying the May Repurchase Warrant, based on the last trade price of the Company’s common stock on May 3, 2019, the date of the May Repurchase Agreement. Following this repurchase, the May Repurchased Warrant was cancelled and is no longer issued and outstanding.
On November 6, 2019, the Company entered into a warrant purchase agreement (the “November Repurchase Agreement”), with the Murphy-Chutorian Family Trust. Pursuant to the November Repurchase Agreement, the Company repurchased warrants to acquire an aggregate of 93,797 shares of its common stock (collectively, the “November Repurchase Warrants”), held by the Murphy-Chutorian Family Trust, which warrants had exercise prices ranging from $2.00 to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of  $3,946. The purchase price reflects the difference between the aggregate exercise price of the November Repurchase Warrants and the aggregate fair market value of the shares underlying the November Repurchase Warrants, based on the last trade price of the Company’s common stock on November 6, 2019, the date of the November Repurchase Agreement. Following this repurchase, the November Repurchased Warrants were cancelled and are no longer issued and outstanding.
Following these repurchases, the Murphy-Chutorian Family Trust holds warrants to acquire 16,875 shares of the Company’s common stock at an exercise price of  $4.00 per share, and 60,000 shares of the Company’s common stock at an exercise price of  $4.50 per share, all of which are exercisable and expire July 31, 2023.
11.
Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 2,783,616 shares for the year ending December 31, 2019.
In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2019, there were no shares available for future stock-based compensation grants under the 2007 Plan and 997,163 shares of an aggregate total of 2,783,616 shares available for future stock-based compensation grants under the 2014 Plan.
Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2019 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2019 and 2018 is as follows:
	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2017	1,855,138	$2.69	7.48	$9,850
Options granted	135,000	8.00
Options exercised	(222,281)	2.05
Options forfeited/cancelled	(6,410)	3.44
Balance, December 31, 2018	1,761,447	$3.18	6.84	$55,000
Options exercised	(179,865)	2.72
Balance, December 31, 2019	1,581,582	$3.23	5.86	$70,827
Exercisable as of December 31, 2018	1,481,591	$2.83	6.57	$46,780
Exercisable as of December 31, 2019	1,477,020	$3.06	5.73	$66,389
The total compensation cost related to unvested stock option awards not yet recognized was $435 as of December 31, 2019. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 1.03 years. The total number of unvested shares was 104,563 and 279,856 as of December 31, 2019 and 2018, respectively. The total estimated grant date fair value of unvested options was $435 and $1,038 as of December 31, 2019 and 2018, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2019 and 2018 was $365 and $601, respectively. There were no options granted or forfeited during the year ended December 31, 2019. The weighted average grant date fair value of options granted during the year ended December 31, 2018 is $5.97 per share or an aggregate grant date fair value of  $806. The weighted average grant date fair value of options forfeited during the year ended December 31, 2018 was $1.42.
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
Year ended December 31, 2018
Expected term (in years)	5
Risk-free interest rate	2.2%
Expected volatility	99.0%
Expected dividend rate	0%
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
The Company has recorded an expense of  $365 and $601 as it relates to stock-based compensation for the years ended December 31, 2019 and 2018, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:
	Year ended December 31,
	2019	2018
Cost of Revenues	$1	$2
Engineering and Product Development	16	36
Sales and Marketing	46	92
General and Administrative	302	471
Total	$365	$601

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
12.
Income Taxes

The components of the (benefit) provision for income taxes are as follows:
	2019	2018
Current tax provision:
Federal	$—	$—
State	118	26
Subtotal current tax expense	118	26
Deferred tax provision:
Federal	(3,645)	—
State	(856)	—
Subtotal deferred tax (benefit)	(4,501)	—
Total income tax (benefit) expense	$(4,383)	$26
A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2019 and 2018 are as follows:
	2019	2018
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	1.83%	0.95%
Change in valuation allowance	(49.89)%	(2.28)%
Stock-based compensation	(13.12)%	(13.61)%
Permanent Items	0.40%	0.42%
Other	(1.18)%	(5.97)%
Effective income tax rate	(40.96)%	0.51%
Deferred tax assets are comprised of the following at December 31:
	2019	2018
Net operating loss carryforwards	2,646	3,864
Deferred revenue	233	106
Depreciation and amortization	14	45
Stock based compensation	751	670
Accrual and reserves	145	119
Research and development credits, net of tax reserve	711	533
Other	1	—
Total gross deferred tax assets	4,501	5,337
Less valuation allowance	—	(5,337)
Net deferred tax assets	$4,501	$—
The net change in the valuation allowance for December 31, 2019 was ($5,337). In assessing the realizability of deferred tax assets, management determined there was sufficient positive evidence that it was more likely than not that the federal and state NOL carryforwards and other related deferred tax assets would be realized and therefore, released the valuation allowance against the deferred tax assets.
Federal and California tax laws impost significant restrictions on the utilization of NOL carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company has completed a formal Section 382 study for the period January 1, 2012

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
through June 30, 2019 and believed a change in ownership has occurred. The Company has NOL carryforwards for federal and California income tax purposes of approximately $10,256 and $5,769, respectively, as of December 31, 2019. The federal NOL carryforwards, if not utilized, will expire beginning in 2033. The state NOL carryforwards, if not utilized, will expire beginning in 2032. Under The U.S. Tax Cuts & Jobs Act, passed into law in December 2017, effective January 1, 2018, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. The Company has research and development (“R&D”) tax credit carryforwards for federal income tax purposes of approximately $732 as of December 31, 2019. The federal R&D credit carryforward, if not utilized will expire beginning in 2032.
ASC Topic No. 740. requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:
	Gross Unrecognized Tax Benefits 2019	Gross Unrecognized Tax Benefits 2018
Unrecognized tax benefits – January 1	$218	$29
Gross increases related to prior tax positions	—	126
Gross increases related to current tax positions	77	62
Unrecognized tax benefits – December 31	$295	$218
As of December 31, 2019, and 2018, the Company had $295 and $218, respectively, unrecognized tax benefits and no adjustments to liabilities or operations that were required for uncertain tax positions under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2019 and 2018. The Company files income tax returns in the U.S. federal and several state tax jurisdictions.
The Company’s tax years beginning in 2015 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2016 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2012 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2019.
13.
Net Income Per Share, Basic and Diluted

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. As of December 31, 2019, there are no warrants or options outstanding that are antidilutive.

Semler Scientific, Inc.
Notes to Financial Statements (continued)
(In thousands of U.S. Dollars, except share and per share data)
Basic and diluted net EPS is calculated as follows:
	For the year ended December 31,
	2019			2018
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,440,724	$15,084	$2.34	6,079,326	$5,014	$0.82
Common stock warrants	69,068	—		191,445	—
Common stock options	1,520,117	—		1,358,752	—
Diluted EPS	8,029,909	$15,084	$1.88	7,629,523	$5,014	$0.66

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2020	Semler Scientific, Inc.
	By:	/s/ Douglas Murphy-Chutorian, M.D.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Name	Title	Date
/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2020
/s/ Andrew B. Weinstein Andrew B. Weinstein	Senior Vice President, Finance and Accounting (Principal Financial Officer)	March 9, 2020
/s/ Daniel E. Conger Daniel E. Conger	Vice President, Finance (Principal Accounting Officer)	March 9, 2020
/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 9, 2020
/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 9, 2020