Form 10-Q
period 2020-03-31
Semler Scientific, Inc.
filed 2020-05-07
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 1, 2020, there were 6,534,076 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described above under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2020. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited)
	Three months ended March 31,
	2020	2019
Revenues	$9,430	$6,761
Operating expenses:
Cost of revenues	850	896
Engineering and product development	842	569
Sales and marketing	2,695	2,070
General and administrative	1,591	1,372
Total operating expenses	5,978	4,907
Income from operations	3,452	1,854
Interest income	2	—
Other expense	(4)	—
Other expense	(2)	—
Pre-tax net income	3,450	1,854
Income tax provision	777	—
Net income	$2,673	$1,854
Net income per share, basic	$0.41	$0.29
Weighted average number of shares used in computing basic income per share	6,533,369	6,326,149
Net income per share, diluted	$0.33	$0.23
Weighted average number of shares used in computing diluted income per share	8,065,813	8,170,287

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) March 31,	December 31,
	2020	2019

Assets

Current Assets:
Cash	$11,214	$7,741
Trade accounts receivable, net of allowance for doubtful accounts of $56 and $52, respectively	1,581	3,486
Prepaid expenses and other current assets	688	216
Total current assets	13,483	11,443

Assets for lease, net	2,065	2,079
Property and equipment, net	310	249
Long-term deposits	-	15
Long-term deferred tax assets	3,778	4,501
Total assets	$19,636	$18,287

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$377	$338
Accrued expenses	2,448	3,914
Deferred revenues	989	955
Other short-term liabilities	6	-
Total current liabilities	3,820	5,207

Long-term liabilities:

Other long-term liabilities	-	7
Total long-term liabilities	-	7

Stockholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,559,076 and 6,556,221 shares issued, and 6,534,076 and 6,531,221 outstanding (treasury shares of 25,000 and 25,000), respectively	7	7
Additional paid-in capital	19,470	19,400
Accumulated deficit	(3,661)	(6,334)

Total stockholders' equity	15,816	13,073

Total liabilities and stockholders' equity	$19,636	$18,287

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders' Equity

 (In thousands of U.S. Dollars, except share and per share data)

	(Unaudited) For the Three Months Ended March 31, 2019

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2018	6,349,985	$6	(25,000)	$-	$25,608	$(21,418)	$4,196

Stock Option Exercises	6,162	-	-	-	13	-	13

Stock Compensation Expense	-	-	-	-	98	-	98

Net income	-	-	-	-	-	1,854	1,854

Balance at March 31, 2019	6,356,147	$6	(25,000)	$-	$25,719	$(19,564)	$6,161

	(Unaudited) For the Three Months Ended March 31, 2020

	Common Stock		Treasury Stock
	Shares Issued	Common Stock Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2019	6,556,221	$7	(25,000)	$-	$19,400	$(6,334)	$13,073

Stock Option Exercises	2,855	-	-	-	3	-	3

Stock-based Compensation	-	-	-	-	67	-	67

Net income	-	-	-	-	-	2,673	2,673

Balance at March 31, 2020	6,559,076	$7	(25,000)	$-	$19,470	$(3,661)	$15,816

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	(Unaudited) Three months ended March 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,673	$1,854

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	159	143
Deferred tax expense	721	-
Loss on disposal of assets for lease	66	34
Bad debt expense	31	6
Stock-based compensation expense	67	98
Changes in Operating Assets and Liabilities:
Trade accounts receivable	1,875	268
Prepaid expenses and other current assets	(457)	(72)
Accounts payable	39	(23)
Accrued expenses	(1,466)	(991)
Deferred revenues	34	386
Net Cash Provided by Operating Activities	3,742	1,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(91)	(31)
Purchase of assets for lease	(181)	(425)
Net Cash Used in Investing Activities	(272)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3	13
Net Cash Provided by Financing Activities	3	13

INCREASE IN CASH	3,473	1,260
CASH, BEGINNING OF PERIOD	7,741	3,284

CASH, END OF PERIOD	$11,214	$4,544

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-08 – Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customer (Topic 606). The amendments on this update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this new accounting guidance did not have an impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this this new accounting guidance did not have an impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this this new accounting guidance did not have an impact on its financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments that will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company is evaluating the effect of adopting this new accounting guidance.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2021. The adoption of this ASU is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

Variably-priced Revenue

Topic 606 affects revenue recognition for the Company’s variably-priced (i.e., fee per test) license fee contracts and sales of hardware equipment and accessories. Total variably-priced license fees represent approximately $2,703 and $1,255 of revenues for the three months ended March 31, 2020 and 2019, respectively. Total sales of hardware and equipment accessories represent approximately $270 and $246 of revenues for the three months ended March 31, 2020 and 2019, respectively. Essentially all of the variably-priced license fee contracts are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed monthly fee, which is not subject to Topic 606.

2.	Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The assets associated with these leasing arrangements are identified below as assets for lease. During the three months ended March 31, 2020, the Company recognized approximately $6,457 in lease revenues related to these arrangements, which is included in revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	March 31, 2020	December 31, 2019

Assets for lease	$3,424	$3,374
Less: accumulated depreciation	(1,359)	(1,295)
Assets for lease, net	$2,065	$2,079

Depreciation expense amounted to $128 and $109 for the three months ended March 31, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $65 and $35 for the three months ended March 31, 2020 and 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $66 and $34 for the three months ended March 31, 2020 and 2019, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

3.	Property and Equipment, net

Capital assets consist of the following:

	March 31, 2020	December 31, 2019

Capital assets	$728	$636
Less: accumulated depreciation	(418)	(387)
Capital assets, net	$310	$249

Depreciation expense amounted to $31 and $34 for the three months ended March 31, 2020 and 2019, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019

Compensation	$1,608	$2,803
Accrued taxes	418	378
Miscellaneous accruals	422	733
Total accrued expenses	$2,448	$3,914

5.	Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2019, two customers accounted for 41.8% and 22.3% of the Company’s revenues, respectively. For the three months ended March 31, 2020, two customers accounted for 46.1% and 21.4% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for 55.9%, 17.6% and 12.0% of the Company’s accounts receivable, respectively. As of March 31, 2020, three customers accounted for 28.5%, 20.6% and 13.8% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended March 31, 2020 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2019, three vendors accounted for 23.3%, 20.3% and 11.1% of the Company’s accounts payable, respectively. As of March 31, 2020, three vendors accounted for 17.9%, 12.7%, and 12.0% of the Company’s accounts payable, respectively.

6.	Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $17 and $17 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2015, the Share Reserve increased by 188,640 shares due to the automatic 4% increase. On January 1, 2016, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2017, the Share Reserve increased by 204,943 shares due to the automatic 4% increase. On January 1, 2019, the Share Reserve increased by 235,090 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of March 31, 2020.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2020, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 1,258,557 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2020 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2020 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2020	1,581,582	$3.23	5.86	$70,827
Options exercised	(3,000)	3.44
Balance, March 31, 2020	1,578,582	$3.23	5.61	$57,891
Exercisable as of March 31, 2020	1,494,145	$3.08	5.51	$55,015

The total compensation cost related to unvested stock option awards not yet recognized was $369 as of March 31, 2020. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.83 years. There were no options granted during the three months ended March 31, 2020 or 2019.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of $67 and $98 as it relates to stock-based compensation for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31,
	2020	2019
Cost of revenues	$-	$1
Engineering and product development	-	7
Sales and marketing	-	15
General and administrative	67	75
Total	$67	$98

8.	Income Taxes

The Company’s income tax provision for the three months ended March 31, 2020 and March 31, 2019 reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The effective tax rate for the three months ended March 31, 2020 was 22.52%, compared to no provision for income taxes in the same period of the prior year. The increase in the effective tax rate for the three months ended March 31, 2020 is primarily related to the release of the entire valuation allowance against the deferred tax assets for federal and state net operating loss (“NOL”) carryforwards and other deferred tax assets in the three months ended September 30, 2019.

The effective tax rate for the three month ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with employee equity plans and federal and state research and development credit. The difference between the U.S. Federal statutory rate of 21% and the Company’s effective tax rate of 0% for the three months ended March 31, 2019 was primarily due to NOL carryforwards that offset potential current taxes for which a full valuation allowance had been previously provided.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law. The Company has evaluated the impact of the new regulations and determined that there is no material impact to its financial statements.

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

Basic and diluted net EPS is calculated as follows:

	Three months ended March 31,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,533,369	$2,673	$0.41	6,326,149	$1,854	$0.29
Common stock warrants	69,715	-		246,843	-
Common stock options	1,462,729	-		1,597,295	-
Diluted EPS	8,065,813	$2,673	$0.33	8,170,287	$1,854	$0.23

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net loss per share for the three months ended March 31, 2020 and 2019.

10.	Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2019, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2020, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

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

In the three months ended March 31, 2020, we had total revenues of $9,430,000 and net income of $2,673,000, compared to total revenues of $6,761,000 and net income of $1,854,000 in the same period in 2019.

Recent Developments

In the first quarter of 2020, new installations produced an overall net gain in fixed-fee license contracts. Requests for changes in billing arrangements in the quarter due to COVID-19 amounted to less than 1% of fixed-fee license contracts for QuantaFlo®.

Because we started to experience the effects of COVID-19 late in the first quarter, results in the first quarter are not indicative of any future quarter or the full fiscal year results. Test volumes have decreased due to “social distancing” and other executive orders mandating “shelter in place” or similar restrictions. This affects revenues from our variable-monthly fee arrangements, which are based on usage largely occurring during home visits.

In April 2020 compared to March 2020, fixed-fee monthly license revenues decreased by approximately 4% and variable fee software license revenues decreased by approximately 97%.

Although we do not provide formal guidance, we intend to manage our expenses and other costs in line with changes in revenues to conservatively preserve cash during these uncertain times. We believe customer interest in our QuantaFlo® product and related services will return to, or exceed, pre-COVID-19 activity at such time as “shelter-in place” or similar restrictions are lifted and non-emergency medical services resume.

Operating expenses are expected to decrease during the second quarter of 2020 as a result of cost-cutting measures that have included vendor fee reductions and decreased spending on consultants. To date, staffing, salaries and inventory have been maintained at usual levels, and travel expenses have decreased. Cash at April 30, 2020 increased compared to cash at March 31, 2020 primarily due to these cost-cutting measures, which have decreased our monthly operating expenses.

Until the effects of the COVID-19 pandemic on our business are more quantifiable, we do not plan to undertake any material changes to our business plan or operations.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

We had revenues of $9,430,000 for the three months ended March 31, 2020, an increase of $2,669,000, or 39%, compared to $6,761,000 in the same period in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $9,160,000 from fees for our vascular testing products for the three months ended March 31, 2020, an increase of $2,645,000 compared to $6,515,000 in the same period of the prior year. The remainder was from other items, such as the sale of equipment, supplies or accessories sales, which were $270,000 in the three months ended March 31, 2020, as compared to $246,000 in the same period of the prior year.

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

Operating expenses

We had total operating expenses of 5,978,000 for the three months ended March 31, 2020, an increase of $1,071,000 or 22%, compared to $4,907,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. As a percentage of revenues, operating expenses decreased to 63% as compared to 73%. The changes in the various components of our operating expenses are described below.

 Cost of revenues

We had cost of revenues of $850,000 for the three months ended March 31, 2020, a decrease of $46,000, or 5%, compared to $896,000 in the same period of the prior year. The primary reason for this change was lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. As a percentage of revenues, cost of revenues decreased to 9%, as compared to 13%, primarily due to revenues growing at a faster pace than cost of revenues.

Engineering and product development expense

We had engineering and product development expense of $842,000 for the three months ended March 31, 2020, an increase of $273,000, or 48%, compared to $569,000 in the same period of the prior year. The increase was primarily due to timing of consultant costs, personnel and other costs associated with our product development and customization efforts. As a percentage of revenues, engineering and product development expense decreased to 9%, as compared to 8%.

Sales and marketing expense

We had sales and marketing expense of $2,695,000 for the three months ended March 31, 2020, an increase of $625,000, or 30%, compared to $2,070,000 in the same period of the prior year. The increase was primarily due to higher sales compensation and personnel expense and the continued expansion of existing customer orders, marketing activities and increased headcount and associated expense. As a percentage of revenues, sales and marketing expense decreased to 29%, as compared to 31%.

General and administrative expense

We had general and administrative expense of $1,591,000 for the three months ended March 31, 2020, an increase of $219,000, or 16%, compared to $1,372,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense. As a percentage of revenues, general and administrative expense decreased to 17%, as compared to 20%.

Other expense

We had other expense of $2,000 for the three months ended March 31, 2020, compared to no other expense in the same period of the prior year. The increase was primarily due to credit card fees, partially offset by interest income.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $3,450,000, or $0.53 per basic share and $0.43 per diluted share, for the three months ended March 31, 2020, an increase of $1,596,000, or 86%, compared to a pre-tax net income of $1,854,000, or $0.29 per basic share and $0.23 per diluted share, for the same period of the prior year.

Income tax expense

We had income tax expense of $777,000 for the three months ended March 31, 2020, compared to no income tax expense in the same period of the prior year. The increase was primarily due to amortization of our deferred tax asset.

Net income

For the foregoing reasons, we had net income of $2,673,000, or $0.41 per basic share and $0.33 per diluted share, for the three months ended March 31, 2020, an increase of $819,000, or 44%, compared to a net income of $1,854,000, or $0.29 per basic share and $0.23 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $11,214,000 at March 31, 2020 compared to $7,741,000 at December 31, 2019, and total current liabilities of $3,820,000 at March 31, 2020 compared to $5,207,000 at December 31, 2019. As of March 31, 2020, we had working capital of approximately $9,663,000.

Our cash is held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings

Operating activities

We generated $3,742,000 of net cash from operating activities for the three months ended March 31, 2020 compared to $1,703,000 of net cash from operating activities for the same period of the prior year. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities were $1,044,000. These non-cash adjustments were primarily due to deferred tax expense of $721,000, depreciation of assets for lease of $128,000, stock-based compensation expense of $67,000, loss on disposal of assets for lease of $66,000, fixed assets depreciation and amortization of $31,000 and allowance for bad debt expense of $31,000. Changes in operating assets and liabilities provided $25,000 of net cash. These changes in operating assets and liabilities included cash provided by trade accounts receivable of $1,875,000, accounts payable of $39,000 and deferred revenue of $34,000, partially offset by cash used by accrued expenses of $1,466,000 and prepaid expenses of $457,000.

Investing activities

We used $272,000 of net cash in investing activities for the three months ended March 31, 2020, which reflects purchases of assets for lease of $181,000 and fixed asset purchases of $91,000 to support our growing business.

We used $456,000 of net cash in investing activities for the three months ended March 31, 2019, which reflects purchases of assets for lease of $425,000 and fixed asset purchases of $31,000 to support our growing business.

Financing activities

We generated $3,000 in net cash from financing activities during the three months ended March 31, 2020, primarily due to proceeds from exercise of stock options.

We generated $13,000 in net cash from financing activities during the three months ended March 31, 2019, primarily due to proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of each of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2020 and December 31, 2019, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that, because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

We previously identified the following material weaknesses in internal control over financial reporting as of the year ended December 31, 2019:

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

Each of the material weaknesses described above, combined with ineffective compensating financial close and review controls, had a pervasive impact on our activity level cycles and accounts and creates a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. Although we have continued to implement our remediation plan, these material weaknesses persist. Accordingly, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

In an effort to remediate our prior material weaknesses, in the first quarter of 2020, we implemented additional procedures to segregate duties over the initiation of transactions, the recording of transactions, and the custody of assets and improved documentation for payroll approvals and review. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2020.

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

May 7, 2020	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting

