Form 10-Q
period 2020-06-30
Semler Scientific, Inc.
filed 2020-08-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1367393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 5, 2020, there were  6,563,176 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These include risks relating to our strategy, our products and services, our preliminary estimates of variable-fee license revenues, as well as risks relating to the healthcare industry, a heavily regulated environment and the markets we and our customers operate in, including the ongoing COVID-19 pandemic.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this report only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. The risks described under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2020, along with risks related to the ongoing COVID-19 pandemic and other risks could impact these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	(unaudited)		(unaudited)
	For the three months ended June 30		For the six months ended June 30
	2020	2019	2020	2019
Revenue	$6,373	$7,953	$15,803	$14,714
Operating expenses:
Cost of revenue	700	885	1,550	1,781
Engineering and product development	762	591	1,605	1,160
Sales and marketing	2,473	2,212	5,168	4,281
General and administrative	1,478	1,570	3,069	2,943
Total operating expenses	5,413	5,258	11,392	10,165
Income from operations	960	2,695	4,411	4,549
Interest income (expense)	1	1	3	2
Other income (expense)	29	—	26	(2)
Other expense	30	1	29	—
Pre-tax net income	$990	$2,696	$4,440	$4,549
Income tax (benefit) provision	(85)	77	692	77
Net income	1,075	2,619	3,748	4,472
Net income per share, basic	$0.16	$0.41	$0.57	$0.70
Weighted average number of shares used in computing basic income per share	6,548,215	6,411,606	6,540,755	6,368,905
Net income per share, diluted	$0.13	$0.32	$0.47	$0.55
Weighted average number of shares used in computing diluted income per share	8,035,048	8,086,140	8,050,394	8,128,241

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(unaudited)
	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash	$13,646	$7,741
Trade accounts receivable, net of allowance for doubtful accounts of $56 and $36 respectively	982	3,486
Prepaid expenses and other current assets	639	216
Total current assets	15,267	11,443
Assets for lease, net	1,928	2,079
Property and equipment, net	287	249
Long-term deposits	—	15
Long-term deferred tax assets	3,905	4,501
Total assets	$21,387	$18,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$207	$338
Accrued expenses	3,343	3,914
Deferred revenue	813	955
Other short-term liabilities	5	—
Total current liabilities	4,368	5,207

Long-term liabilities:

Deferred Lease	—	7
Total long-term liabilities	—	7
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,588,176, and 6,556,221 shares issued, and 6,563,176 and 6,531,221 shares outstanding (treasury shares of 25,000, and 25,000, respectively)	7	7
Additional paid-in capital	19,598	19,400
Accumulated deficit	(2,586)	(6,334)

Total stockholders’ equity	17,019	13,073

Total liabilities and stockholders’ equity	$21,387	$18,287

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance at March 31, 2019	6,356,147	$6	(25,000)	$—	$25,719	$(19,565)	$6,160
Warrant Re-purchase	—	—	—	—	(2,687)	—	(2,687)
Warrant Exercises	22,527	—	—	—	—	—	—
Stock Option Exercises	105,740	—	—	—	31	—	31
Stock-based Compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	2,619	2,619
Balance at June 30, 2019	6,484,414	$6	(25,000)	$—	$23,161	$(16,946)	$6,221

	For the Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance at March 31, 2020	6,559,076	$7	(25,000)	$—	$19,470	$(3,661)	$15,816
Stock Option Exercises	29,100	—	—	—	67	—	67
Stock-based Compensation	—	—	—	—	61	—	61
Net income	—	—	—	—	—	1,075	1,075
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019

	For the Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance at December 31, 2018	6,349,985	$6	(25,000)	$—	$25,608	$(21,418)	$4,196
Warrant Re-purchase	—	—	—	—	(2,687)	—	(2,687)
Warrant Exercises	22,527	—	—	—	—	—	—
Stock Option Exercises	111,902	—	—	—	44	—	44
Stock-based Compensation	—	—	—	—	196	—	196
Net income	—	—	—	—	—	4,472	4,472
Balance at June 30, 2019	6,484,414	$6	(25,000)	$—	$23,161	$(16,946)	$6,221

	For the Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance at December 31, 2019	6,556,221	7	(25,000)	—	19,400	(6,334)	13,073
Stock Option Exercises	31,955	—	—	—	70	—	70
Stock-based Compensation	—	—	—	—	128	—	128
Net income	—	—	—	—	—	3,748	3,748
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019

Semler Scientific, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. Dollars)

	For the six months ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,748	$4,472

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	235	307
Deferred tax expense	596	—
Loss on disposal of assets for lease	125	97
Allowance for bad debt	36	21
Stock-based compensation expense	128	196
Changes in Operating Assets and Liabilities:
Trade accounts receivable	2,468	(730)
Prepaid expenses and other assets	(408)	(60)
Accounts payable	(131)	125
Accrued expenses	(573)	(538)
Deferred revenue	(142)	493
Net Cash Provided by Operating Activities	6,082	4,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(100)	(63)
Purchase of assets for lease	(147)	(779)
Net Cash Used in Investing Activities	(247)	(842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Re-purchase of warrants	—	(2,687)
Exercise of stock option	70	44
Net Cash Provided by (Used in) Financing Activities	70	(2,643)
INCREASE IN CASH	5,905	898
CASH, BEGINNING OF PERIOD	7,741	3,284
CASH, END OF PERIOD	$13,646	$4,182

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

On January 30, 2020, the World Health Organization (“WHO”) declared the recent novel coronavirus (COVID-19) outbreak a global health emergency, which prompted national, state and local governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. For the three and six months ended June 30, 2020 the Company's revenues, primarily from variable-fee licenses were negatively impacted  by the COVID-19 pandemic. The extent and duration of the pandemic is unknown, and the future effects on the Company's business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company's estimates and assumptions in the future.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-08 – Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customer (Topic 606).  The amendments on this update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.  The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award.  This standard is effective for the Company’s annual periods beginning after December  15, 2019 , including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this this new accounting guidance did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this this new accounting guidance did not have a material impact on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not anticipate this new standard will have a material impact on its financial statements.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2021. The adoption of this ASU is not expected to have any impact on the Company's results of operations, cash flows or financial position.

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

2.           Variable-fee Revenue

Topic 606 affects revenue recognition for the Company’s variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories. Total fees from variable-fee licenses represent approximately $290 and $2,250 of revenues for the three months ended June 30, 2020 and 2019, respectively. Total fees from variable-fee licenses represent approximately $2,992 and $3,506 for the six months ended June 30, 2020 and 2019, respectively. Total sales of hardware and equipment accessories represent approximately $129 and $307 of revenues for the three months ended June 30, 2020 and 2019, respectively. Total sales of hardware and equipment accessories represent approximately $400 and $552 of revenues for the six months ended June 30, 2020 and 2019, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

3.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The assets associated with these leasing arrangements are identified below as assets for lease. During the three months ended June 30, 2020 and 2019, the Company recognized approximately $5,954 and $5,396, respectively, in lease revenues related to these arrangements. During the six months ended June 30, 2020 and 2019, the Company recognized approximately $12,411 and $10,656, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	June 30,	December 31,
	2020	2019
Assets for lease	$3,308	$3,374
Less: accumulated depreciation	(1,380)	(1,295)
Assets for lease, net	$1,928	$2,079

Depreciation expense amounted to $44 and $126 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense amounted to $172 and $236 for the six months ended June 30, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $22 and $42 for the three months ended June 30, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $87 and $77 for the six months ended June 30, 2020 and 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $59 and $63 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $125 and $97 for the six months ended June 30, 2020 and 2019, respectively.

4.            Property and Equipment, net

Capital assets consist of the following:

	June 30,	December 31,
	2020	2019
Capital assets	$737	$636
Less: accumulated depreciation	(450)	(387)
Capital assets, net	$287	$249

Depreciation expense amounted to $32 and $37 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense amounted to $63 and $71 for the six months ended June 30, 2020 and 2019, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

5.           Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Compensation	$2,365	$2,803
Accrued taxes	615	378
Miscellaneous accruals	363	733
Total accrued expenses	$3,343	$3,914

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended June 30, 2019, three customers accounted for 50.8%, 14.8% and 13.8% of the Company’s revenues, respectively. For the six months ended June 30, 2019, three customers accounted for 53.0%, 13.2%, and 11.1% of the Company’s revenues, respectively. For the three months ended June 30, 2020, one customer accounted for 62.1% of the Company’s revenues. For the six months ended June 30, 2020, two customers accounted for 52.5% and 14.0% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for 55.9%,  17.6% and 12.0%  of the Company’s accounts receivable, respectively. As of June 30, 2020, three customers accounted for 33.0%, 12.1% and 10.6% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended June 30, 2020 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2019, three vendors accounted for 23.3%, 20.3% and 11.1% of the Company’s accounts payable, respectively.  As of June 30, 2020, two vendors accounted for 11.4%, and 10.3% of the Company’s accounts payable, respectively.

7.          Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $18 and $17 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized facilities lease expenses of $35 and $34 for the six months ended June 30, 2020 and 2019, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Indemnification Obligations

The Company enters into agreements with customers, partners, lenders, consultants, lessors, contractors, sales representatives and parties to certain transactions in the ordinary course of the Company’s business. These agreements may require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. The Company has also agreed to indemnify the directors and certain of the officers and employees in accordance with the by-laws of the Company. These indemnification provisions will vary based upon the nature and terms of the agreements. In many cases, these indemnification provisions do not contain limits on the Company’s liability, and the occurrence of contingent events that will trigger payment under these indemnities is difficult to predict. As a result, the Company cannot estimate its potential liability under these indemnities. The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company has not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. In certain cases, the Company has recourse against third parties with respect to the aforesaid indemnities, and the Company believes it maintains adequate levels of insurance coverage to protect the Company with respect to potential claims arising from such agreements.

8.           Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2020, the Share Reserve increased by 261,249 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of June 30, 2020.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2020, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 1,258,557 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2020 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 is as follows:

	Options Outstanding
			Weighted
	Number of	Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Term (In Years)	(in thousands)
Balance, January 1, 2020	1,581,582	$3.23	5.86	$70,827
Options exercised	(32,567)	3.01	—	—
Balance, June 30, 2020	1,549,015	$3.23	5.37	$66,248
Exercisable as of June 30, 2020	1,482,272	$3.10	5.28	$63,588

The total compensation cost related to unvested stock option awards not yet recognized was $307 as of June 30, 2020.  The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.66 years. There were no options granted during the three or six months ended June 30, 2020 or 2019.

The Company has recorded an expense of $61 and $98 as it relates to stock-based compensation for the three months ended June 30, 2020 and 2019, respectively. The Company has recorded an expense of $128 and $196 as it relates to stock-based compensation for the six months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of Revenue	$—	$1	$—	$1
Engineering and Product Development	—	5	—	12
Sales and Marketing	—	15	—	31
General and Administrative	61	77	128	152
Total	$61	$98	$128	$196

9.           Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2020 and June 30, 2019, respectively,  reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occur.  The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

The effective tax rate for the three and six months ended June 30, 2020 was (8.59%) and 15.59%, respectively, compared to 2.86% and 1.69%, respectively, in the same periods of the prior year. The increase in the effective tax rate for the six months ended June 30, 2020 is primarily related to the release of the entire valuation allowance against the deferred tax assets for federal and state net operating loss (“NOL”) carryforwards and other related deferred tax assets in quarter ended September 30, 2019.  The decrease in the effective tax rate for the three months ended June 30, 2020 is primarily related to tax benefit from discrete events that occurred during the quarter.

The effective tax rate for the three and six months ended June 30, 2020, respectively, differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with employee equity plans, federal and state research and development (“R&D”) credit benefit and the effect of changes in enacted tax laws. The difference between the U.S. federal statutory rate of 21% and the Company’s effective tax rate for the three and six months ended June 30, 2019,

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

respectively, was primarily due to NOL carryforwards that offset potential current taxes for which a full valuation allowance had been previously provided.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law. The Company has evaluated the impact of the new regulations and determined that there is no material impact to its financial statements.

10.           Net Income Per Share, Basic and Diluted

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

Basic and diluted EPS is calculated as follows:

	Three months ended June 30,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,548,215	$1,075	$0.16	6,411,606	$2,619	$0.41
Common stock warrants	69,039	—		168,099	—
Common stock options	1,417,794	—		1,506,435	—
Diluted	8,035,048	$1,075	$0.13	8,086,140	$2,619	$0.32

	Six months ended June 30,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,540,755	$3,748	$0.57	6,368,905	$4,472	$0.70
Common stock warrants	69,377	—		207,471	—
Common stock options	1,440,262	—		1,551,865	—
Diluted	8,050,394	$3,748	$0.47	8,128,241	$4,472	$0.55

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net loss per share for the three or six months ended June 30, 2020 and 2019.

11.          Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2019, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2020, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report and the ongoing COVID-19 pandemic.

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

In the three months ended June 30, 2020, we had total revenues of $6,373,000 and net income of $1,075,000, compared to total revenues of $7,953,000 and net income of $2,619,000 in the same period in 2019. In the six months ended June 30, 2020, we had total revenues of $15,803,000 and net income of $3,748,000 compared to total revenues of $14,714,000 and net income of $4,472,000 in the same period in 2019.

Recent Developments

Because we started to experience the effects of COVID-19 late in the first quarter, which continued into the second quarter, results in the second quarter are not indicative of any future quarter or the full fiscal year results. Overall, we have experienced decreased test volumes due to “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. This volume decrease has primarily affected revenues from our variable-fee licenses, which are based on usage of our QuantaFlo® product, often during home visits by our customers.

We believe that as such restrictions are lifted around the country and non-emergency medical services are resumed, our business will return to pre-COVID-19 levels.  We may also experience even higher test volumes if our customers accelerate usage due to a backlog of untested patients.  However, we cannot be certain that this will occur, nor is there certainty that the recent roll-back in restrictions will be maintained.  New, additional, or different restrictions could be imposed, which could impact the usage of our product by our customers.  Other customers (who have fixed-fee licenses) could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

Notably, as state and local governments eased restrictions during the second quarter, testing volumes increased, along with associated revenues. In June 2020 compared to May 2020, variable-fee license revenues increased to $249,000 from $19,000.

Although we do not provide formal guidance, we intend to manage our expenses and other costs in line with changes in revenues to conservatively preserve cash during these uncertain times. To date, we have maintained staffing, salaries and inventory at usual levels, and travel expenses have decreased. We expect that our operating expenses will increase during the third quarter of 2020 as a result of new hiring. Until the effects of the COVID-19 pandemic on our business are more quantifiable, we do not plan to undertake any material changes to our business plan or operations.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

We had revenues of $6,373,000 for the three months ended June 30, 2020, a decrease of $1,580,000, or 20%, compared to $7,953,000 in the same period in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $6,244,000 from fees for our vascular testing products for the three months ended June 30, 2020, a decrease of $1,403,000 compared to $7,647,000 in the same period of the prior year. The primary reason for the decrease is decreased testing volumes due to the ongoing COVID-19 pandemic, which significantly reduced revenues from variable-fee licenses. Fixed-fee license revenues were approximately $5,954,000, a decrease of $557,000, or 10%, variable-fee license revenues were approximately $290,000.  The remainder of our revenues was from other items, such as the sale of equipment, supplies or accessories sales, which were $129,000 in the three months ended June 30, 2020, as compared to $306,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a monthly fixed-fee or as a monthly variable-fee dependent on usage

Operating expenses

We had total operating expenses of $5,413,000 for the three months ended June 30, 2020, an increase of $155,000 or 3%, compared to $5,258,000 in the same period in the prior year. The primary reason for this change was increased headcount of field sales and technical support personnel, which offset decreases in cost of revenues and general and administrative expenses. As a percentage of revenues, operating expenses increased to 85% in the second quarter of 2020 as compared to 66% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $700,000 for the three months ended June 30, 2020, a decrease of $185,000, or 21%, compared to $885,000 in the same period of the prior year. The primary reason for this change was decreased headcount and lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor. As a percentage of revenues, cost of revenues was 11% in both periods.

Engineering and product development expense

We had engineering and product development expense of $762,000 for the three months ended June 30, 2020, an increase of $171,000, or 29%, compared to $591,000 in the same period of the prior year. The increase was primarily due to increased personnel and other costs associated with our product development and customization efforts, partially offset by lower consultant costs. As a percentage of revenues, engineering and product development expense increased to 12% in the second quarter of 2020, as compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $2,473,000 for the three months ended June 30, 2020, an increase of $261,000, or 12%, compared to $2,212,000 in the same period of the prior year. The increase was primarily due to higher personnel expense associated with the continued expansion of existing customers, education, training, and associated expense, partially offset by lower travel expenses. As a percentage of revenues, sales and marketing expense increased to 39% in the second quarter of 2020, as compared to 28% in the prior year period.

General and administrative expense

We had general and administrative expense of $1,478,000 for the three months ended June 30, 2020, a decrease of $92,000, or 6%, compared to $1,570,000 in the same period of the prior year. The decrease was primarily due to lower professional fees, partially offset by increased expenses to support a growing company, including higher infrastructure costs, insurance and other consultants’ fees. As a percentage of revenues, general and administrative expense increased to 23% in the second quarter of 2020, as compared to 20% in the prior year period.

Other income

We had other income of $30,000 for the three months ended June 30, 2020, compared to other income of $1,000 in the same period of the prior year. The increase was primarily due to miscellaneous income and interest income, partially offset by credit card merchant fees.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $990,000, for the three months ended June 30, 2020, a decrease of $1,706,000, or 63%, compared to a pre-tax net income of $2,696,000 for the same period of the prior year.

Income tax expense (benefit)

We had income tax benefit of $85,000 for the three months ended June 30, 2020, compared to income tax expense of $77,000 in the same period of the prior year. The benefit was primarily due to discrete events that occurred during the quarter.

Net income

For the foregoing reasons, we had net income of $1,075,000, or $0.16 per basic share and $0.13 per diluted share, for the three months ended June 30, 2020, an decrease of $1,544,000, or 59%, compared to a net income of $2,619,000, or $0.41 per basic share and $0.32 per diluted share, for the same period of the prior year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

We had revenues of $15,803,000 for the six months ended June 30, 2020, an increase of $1,089,000, or 7%, compared to $14,714,000 in the same period in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $15,403,000 from fees for our vascular testing products for the six months ended June 30, 2020, an increase of $1,241,000 compared to $14,162,000 in the same period of the prior year, which is primarily due to an overall increase in our customer base with fixed-fee licenses, which offset the negative effects of the COVID-19 pandemic. Fixed-fee license revenues were approximately $12,411,000, an increase of $1,754,000, or 16%, variable-fee license revenues were approximately $2,992,000. The remainder of our revenues was from other items, such as the sale of equipment, supplies or accessories sales, which were $400,000 in the six months ended June 30, 2020, as compared to $552,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a monthly fixed-fee or as a monthly variable-fee dependent on usage.

Operating expenses

We had total operating expenses of $11,392,000 for the six months ended June 30, 2020, an increase of $1,227,000 or 12%, compared to $10,165,000 in the same period in the prior year. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers, which offset the decrease in cost of revenues. As a percentage of revenues, operating expenses increased to 72% in the first half of 2020 as compared to 69% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1,550,000 for the six months ended June 30, 2020, a decrease of $231,000, or 13%, compared to $1,781,000 in the same period of the prior year. The primary reason for this change was decreased headcount and lower depreciation per unit per month as a greater percentage of installations were software and sensor only, rather than laptop, software and sensor. As a percentage of revenues, cost of revenues decreased to 10% in the first half of 2020, as compared to 12% in the prior year period, primarily due to revenues growing at a faster pace than cost of revenues.

Engineering and product development expense

We had engineering and product development expense of $1,605,000 for the six months ended June 30, 2020, an increase of $445,000, or 38%, compared to $1,160,000 in the same period of the prior year. The increase was primarily due to increased personnel and other costs associated with our product development and customization efforts. As a percentage of revenues, engineering and product development expense increased to 10% in the first half of 2020, as compared to 8% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $5,168,000 for the six months ended June 30, 2020, an increase of $887,000, or 21%, compared to $4,281,000 in the same period of the prior year. The increase was primarily due to higher personnel expense associated with the continued expansion of existing customers, education, training, and associated expense, partially offset by lower travel expenses.  As a percentage of revenues, sales and marketing expense increased to 33% in the first half of 2020, as compared to 29% in the prior year period.

General and administrative expense

We had general and administrative expense of $3,069,000 for the six months ended June 30, 2020, an increase of $126,000, or 4%, compared to $2,943,000 in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses to support a growing company, including higher infrastructure costs, insurance and other professional fees, as well as higher compensation and personnel expense. As a percentage of revenues, general and administrative expense decreased to 19% in the first half of 2020, as compared to 20% in the prior year period.

Other income

We had other income of $29,000 for the six months ended June 30, 2020, compared to no other income in the same period of the prior year. The increase was primarily due to miscellaneous income and interest income, partially offset by credit card merchant fees.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $4,440,000, for the six months ended June 30, 2020, a decrease of $109,000, or 2%, compared to a pre-tax net income of $4,549,000 for the same period of the prior year.

Income tax expense

We had income tax expense of $692,000 for the six months ended June 30, 2020, compared to $77,000 income tax expense in the same period of the prior year. The increase was primarily due to amortization of our deferred tax asset.

Net income

For the foregoing reasons, we had net income of $3,748,000, or $0.57 per basic share and $0.47 per diluted share, for the six months ended June 30, 2020, a decrease of $724,000, or 16%, compared to a net income of $4,472,000, or $0.70 per basic share and $0.55 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $13,646,000 at June 30, 2020 compared to $7,741,000 at December 31, 2019, and total current liabilities of $4,368,000 at June 30, 2020 compared to $5,207,000 at December 31, 2019. As of June 30, 2020, we had working capital of approximately $10,899,000.

Our cash is held in a variety of non-interest bearing bank accounts. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $6,082,000 of net cash from operating activities for the six months ended June 30, 2020 compared to $4,383,000 of net cash from operating activities for the same period of the prior year. The improvement was primarily due to non-cash adjustments and operating assets and liabilities, which occurred due to growth in our business, and more than offset the decrease in net income. Non-cash adjustments to reconcile net income to net cash from operating activities were $1,120,000 and were primarily due to deferred tax expense of $596,000, depreciation of assets for lease of $172,000, stock-based compensation expense of $128,000, loss on disposal of assets for lease of $125,000, fixed assets depreciation and amortization of $63,000 and allowance for bad debt expense of $36,000. Changes in operating assets and liabilities provided $1,214,000 of net cash, primarily due to trade accounts receivable of $2,468,000, which were partially offset by cash used by accrued expenses of $573,000, prepaid expenses of $408,000, deferred revenue of $142,000, and accounts payable of $131,000.

Investing activities

We used $247,000 of net cash in investing activities for the six months ended June 30, 2020, which reflects purchases of assets for lease of $147,000 and fixed asset purchases of $100,000 to support our growing business.

We used $842,000 of net cash in investing activities for the six months ended June 30, 2019, which reflects purchases of assets for lease of $779,000 and fixed asset purchases of $63,000 to support our growing business.

Financing activities

We generated $70,000 in net cash from financing activities during the six months ended June 30, 2020, primarily due to proceeds from exercise of stock options.

We used $2,643,000 in net cash in financing activities during the six months ended June 30, 2019, primarily due to the re-purchase of warrants of $2,687,000 from our chief executive officer in May 2019, partially offset by proceeds from exercise of stock options of $44,000.

Off-Balance Sheet Arrangements

As of each of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of June 30, 2020 and December 31, 2019, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that, because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

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

Each of the material weaknesses described above, combined with ineffective compensating financial close and review controls, had a pervasive impact on our activity level cycles and accounts and creates a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. Although we have continued to implement our remediation plan, these material weaknesses persist. Accordingly, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

In an effort to remediate our prior material weaknesses, in the second quarter of 2020, we implemented additional procedures to segregate duties over the initiation of transactions, the recording of transactions, and the custody of assets and improved documentation for payroll approvals and review. Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended June 30, 2020.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended June 30, 2020 is formatted in Inline XBRL and it is contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2020	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting