Form 10-Q
period 2020-09-30
Semler Scientific, Inc.
filed 2020-11-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1367393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2340-2348 Walsh Avenue, Suite 2344 Santa Clara, CA 95051
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

As of November 2, 2020, there were 6,658,114 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30		For the nine months ended September 30
	2020	2019	2020	2019
Revenues	$10,727	$8,902	$26,530	$23,616
Operating expenses:
Cost of revenues	820	974	2,370	2,755
Engineering and product development	672	617	2,277	1,777
Sales and marketing	2,116	2,345	7,283	6,626
General and administrative	1,564	1,855	4,634	4,798
Total operating expenses	5,172	5,791	16,564	15,956
Income from operations	5,555	3,111	9,966	7,660
Interest income (expense)	2	(2)	5	—
Other income (expense)	38	(1)	64	(3)
Other expense	40	(3)	69	(3)
Pre-tax net income	$5,595	$3,108	$10,035	$7,657
Income tax provision (benefit)	729	(4,671)	1,421	(4,594)
Net income	4,866	7,779	8,614	12,251
Net income per share, basic	$0.74	$1.20	$1.31	$1.91
Weighted average number of shares used in computing basic income per share	6,578,808	6,492,501	6,553,522	6,410,588
Net income per share, diluted	$0.61	$0.96	$1.07	$1.51
Weighted average number of shares used in computing diluted income per share	8,038,513	8,108,053	8,046,759	8,121,996

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	(unaudited)
	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash	$16,793	$7,741
Trade accounts receivable, net of allowance for doubtful accounts of $56 and $36 respectively	3,455	3,486
Prepaid expenses and other current assets	1,530	216
Total current assets	21,778	11,443
Assets for lease, net	1,802	2,079
Property and equipment, net	258	249
Notes receivable	500	—
Other non-current assets	432	15
Long-term deferred tax assets	3,277	4,501
Total assets	$28,047	$18,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$336	$338
Accrued expenses	4,277	3,914
Deferred revenue	960	955
Other short-term liabilities	78	—
Total current liabilities	5,651	5,207

Long-term liabilities:
Other long-term liabilities	345	7
Total long-term liabilities	345	7
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,640,833, and 6,556,221 shares issued, and 6,615,833 and 6,531,221 shares outstanding (treasury shares of 25,000, and 25,000, respectively)	7	7
Additional paid-in capital	19,764	19,400
Retained earnings (accumulated deficit)	2,280	(6,334)

Total stockholders’ equity	22,051	13,073

Total liabilities and stockholders’ equity	$28,047	$18,287

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	6,484,414	$6	(25,000)	$—	$23,161	$(16,946)	$6,221
Warrant Exercises	13,670	—	—	—	—	—	—
Stock Option Exercises	54,832	1	—	—	15	—	16
Stock-based Compensation	—	—	—	—	86	—	86
Net income	—	—	—	—	—	7,779	7,779
Balance at September 30, 2019	6,552,916	$7	(25,000)	$—	$23,262	$(9,167)	$14,102

	For the Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings /	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019
Employee Stock Grant	641	—	—	—	—	—	—
Stock Option Exercises	52,016	—	—	—	104	—	104
Stock-based Compensation	—	—	—	—	62	—	62
Net income	—	—	—	—	—	4,866	4,866
Balance at September 30, 2020	6,640,833	$7	(25,000)	$—	$19,764	$2,280	$22,051

	For the Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	6,349,985	$6	(25,000)	$—	$25,608	$(21,418)	$4,196
Warrant Re-purchase	—	—	—	—	(2,687)	—	(2,687)
Warrant Exercises	36,197	—	—	—	—	—	—
Stock Option Exercises	166,734	1	—	—	59	—	60
Stock-based Compensation	—	—	—	—	282	—	282
Net income	—	—	—	—	—	12,251	12,251
Balance at September 30, 2019	6,552,916	$7	(25,000)	$—	$23,262	$(9,167)	$14,102

	For the Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings /	Total Stockholder’s
	Shares Issued	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2019	6,556,221	7	(25,000)	—	19,400	(6,334)	13,073
Employee Stock Grant	641	—	—	—	—	—	—
Stock Option Exercises	83,971	—	—	—	174	—	174
Stock-based Compensation	—	—	—	—	190	—	190
Net income	—	—	—	—	—	8,614	8,614
Balance at September 30, 2020	6,640,833	$7	(25,000)	$—	$19,764	$2,280	$22,051

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the nine months ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,614	$12,251

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	412	470
Deferred tax expense	1,224	(4,709)
Loss on disposal of assets for lease	178	159
Bad debt expense	43	42
Stock-based compensation expense	190	282
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(13)	(512)
Prepaid expenses and other assets	(1,315)	(122)
Other non-current assets	(416)	—
Accounts payable	(2)	389
Accrued expenses	264	109
Deferred revenue	5	734
Other current and non-current liabilities	416	—
Net Cash Provided by Operating Activities	9,600	9,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(103)	(106)
Notes receivable	(400)	—
Purchase of assets for lease	(219)	(1,102)
Net Cash Used in Investing Activities	(722)	(1,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Re-purchase of warrants	—	(2,687)
Exercise of stock options	174	60
Net Cash Provided by (Used in) Financing Activities	174	(2,627)
INCREASE IN CASH	9,052	5,258
CASH, BEGINNING OF PERIOD	7,741	3,284
CASH, END OF PERIOD	$16,793	$8,542

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

On January 30, 2020, the World Health Organization (“WHO”) declared the recent novel coronavirus (COVID-19) outbreak a global health emergency, which prompted national, state and local governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While restrictions began to ease in the second quarter and activities began to resume, recent outbreaks could lead to restrictions being reimplemented. For the nine months ended September 30, 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. For the three months ended September 30, 2020, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This update is effective for the Company’s annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2021. The Company does not anticipate this update will have a material impact on its financial statements.

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

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on its financial statements.

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

2.           Variable-fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total fees from variable-fee licenses represent approximately $4,088 and $2,660 of revenues for the three months ended September 30, 2020 and 2019, respectively. Total fees from variable-fee licenses represent approximately $7,080 and $6,166 for the nine months ended September 30, 2020 and 2019, respectively. Total sales of hardware and equipment accessories represent approximately $332 and $291 of revenues for the three months ended September 30, 2020 and 2019, respectively. Total sales of hardware and equipment accessories represent approximately $732 and $842 of revenues for the nine months ended September 30, 2020 and 2019, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

3.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The assets associated with these leasing arrangements are identified below as assets for lease. During the three months ended September 30, 2020 and 2019, the Company recognized approximately $6,307 and $5,951, respectively, in lease revenues related to these arrangements. During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $18,718 and $16,608, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	September 30,	December 31,
	2020	2019
Assets for lease	$3,272	$3,374
Less: accumulated depreciation	(1,470)	(1,295)
Assets for lease, net	$1,802	$2,079

Depreciation expense amounted to $146 and $124 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense amounted to $318 and $361 for the nine months ended September 30, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $56 and $38 for the three months ended September 30, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $143 and $115 for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $54 and $62 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $178 and $159 for the nine months ended September 30, 2020 and 2019, respectively.

4.            Property and Equipment, net

Capital assets consist of the following:

	September 30,	December 31,
	2020	2019
Capital assets	$739	$636
Less: accumulated depreciation	(481)	(387)
Capital assets, net	$258	$249

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Depreciation expense amounted to $32 and $38 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense amounted to $94 and $109 for the nine months ended September 30, 2020 and 2019, respectively.

5.           Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Compensation	$2,953	$2,803
Accrued taxes	875	378
Miscellaneous accruals	449	733
Total accrued expenses	$4,277	$3,914

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended September 30, 2019, three customers accounted for 47.0%, 15.7% and 12.4% of the Company’s revenues, respectively. For the nine months ended September 30, 2019, three customers accounted for 50.7%, 12.9%, and 12.8% of the Company’s revenues, respectively. For the three months ended September 30, 2020, two customers accounted for 39.2% and 29.8% of the Company’s revenues. For the nine months ended September 30, 2020, two customers accounted for 47.2% and 20.4% of the Company’s revenues, respectively. As of December 31, 2019, three customers accounted for 55.9%,  17.6% and 12.0%  of the Company’s accounts receivable, respectively. As of September 30, 2020, three customers accounted for 42.2%, 11.6% and 11.1% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended September 30, 2020 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2019, two vendors accounted for 15.9% and 14.1% of the Company’s accounts payable, respectively.  As of September 30, 2020, three vendors accounted for 19.4%, 17.5%, and 13.0% of the Company’s accounts payable, respectively.

7.          Commitments and Contingencies

Facilities Leases

The Company recognized facilities lease expenses of $32 and $17 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized facilities lease expenses of $67 and $51 for the nine months ended September 30, 2020 and 2019, respectively.

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025. The following table summarizes the future

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2020:

Total
October 2020 through December 2020	$21
2021	85
2022	87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum payments	447
Less: present value discount	(28)
Total lease liabilities	419
Lease expense in excess of cash payments	(7)
Total right of use (“ROU”) asset	$412

As of September 30, 2020, the Company’s ROU asset was $412, which is recorded on the Company’s balance sheet as other current assets. The Company’s current maturities of operating lease liabilities were $75, and the Company’s noncurrent lease liabilities were $345, which are recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. During the three and nine months ended September 30, 2020, the Company paid $0 in operating leases reflected as a reduction in operating cash flows.

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

8.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2020, the Share Reserve increased by 261,249 shares due to the automatic 4% increase. The Share Reserve is currently 2,783,616 shares as of September 30, 2020.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2020, 0 shares of an aggregate total of 407,500 shares were available for future stock-based compensation grants under the 2007 Plan and 1,259,200 shares of an aggregate total of 2,783,616 shares were available for future stock-based compensation grants under the 2014 Plan.

Restricted Stock

The Company granted 641 shares of restricted stock to an employee in the three and nine months ended September 30, 2020.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2020 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is as follows:

	Options Outstanding
			Weighted
	Number of	Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Term (In Years)	(in thousands)
Balance, January 1, 2020	1,581,582	$3.23	5.86	$70,827
Options exercised	(85,226)	2.77	—	—
Balance, September 30, 2020	1,496,356	$3.25	5.15	$75,023
Exercisable as of September 30, 2020	1,447,502	$3.14	5.08	$72,741

The total compensation cost related to unvested stock option awards not yet recognized was $244 as of September 30, 2020.  The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.7 years. There were no options granted during the three or nine months ended September 30, 2020 or 2019.

The Company has recorded an expense of $62 and $86 as it relates to stock-based compensation for the three months ended September 30, 2020 and 2019, respectively. The Company has recorded an expense of $190 and $282 as it relates to stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of Revenue	$—	$1	$—	$1
Engineering and Product Development	—	2	—	14
Sales and Marketing	—	7	—	39
General and Administrative	62	76	190	228
Total	$62	$86	$190	$282

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

9.           Income Taxes

The Company’s income tax provision for the three and nine months ended September 30, 2020 and 2019, respectively,  reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occur.  The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

The effective tax rate for the three months and nine months ended September 30, 2020 was 13.19% and 14.17%, respectively, compared to (150)% and (60)%, respectively, in the same periods of the prior year. The increase in the effective tax rate for the three months and nine months ended September 30, 2020 is primarily related to the release of the valuation allowance against the deferred tax assets for federal and state net operating loss (“NOL”) carryforwards and other related deferred tax assets in the quarter ended September 30, 2019.

The effective tax rate for the three months and nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21%primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with employee equity plans and federal and state research and development credit benefit. The effective tax rate for the three months and nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to NOL carryforwards that offset potential current taxes for which a full valuation allowance had been previously provided being fully released during the quarter ended September 30, 2019.

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act was signed into law. The Company has evaluated the impact of the new regulations and determined that there is no material impact to its financial statements.

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

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,578,808	$4,866	$0.74	6,492,501	$7,779	$1.20
Common stock warrants	70,291	—		155,490	—
Common stock options	1,389,414	—		1,460,062	—
Diluted	8,038,513	$4,866	$0.61	8,108,053	$7,779	$0.96

	Nine months ended September 30,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,553,522	$8,614	$1.31	6,410,588	$12,251	$1.91
Common stock warrants	69,682	—		190,144	—
Common stock options	1,423,556	—		1,521,264	—
Diluted	8,046,759	$8,614	$1.07	8,121,996	$12,251	$1.51

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net loss per share for the three or nine months ended September 30, 2020 and 2019.

11.          Exclusive Distribution Agreement

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In September 2020, the Company entered into an agreement to exclusively market and distribute a new product line in the United States, including Puerto Rico, for a privately-held company. Under this distribution agreement, the Company agreed to purchase $1,200 of product inventory. The Company also agreed to certain minimum quotas of product inventory during the term of the agreement and to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. In  September 2020, the Company made a prepayment of $900 for inventory to be delivered during the quarter ending December 31, 2020, which has been recorded in the condensed balance sheet as prepaid expenses and other current assets.

12.          Note Receivable

In September 2020, the Company acquired a $500 promissory note from a privately-held company in a new product area. The Company funded $400 of the note, and the remaining $100 was retained for expense reimbursement. This note receivable is recorded on the Company’s balance sheet as of September 30, 2020. This note has an interest rate of 10%, has customary terms for default and fully matures upon the one-year anniversary of the issuance date. The Company expects to receive no payments on this note during the remainder of 2020 and full payment of $550 for the note and interest upon maturity in 2021.

13.          Subsequent Events

Following the note receivable investment referred to in Note 12, in October 2020, the Company made an investment in the equity securities of such privately-held company for 40,922 shares of the Company’s common stock.

In October 2020, the Company acquired a convertible note in a third privately-held company in a new product area for a purchase price of $58, which note converted into shares of preferred stock concurrent with the Company’s purchase of additional shares of preferred stock for $250. Subsequently, the Company acquired a $1,500 convertible promissory note, which is convertible into shares of preferred stock, and warrants to purchase shares of common stock of this third privately-held company. The Company funded $1,400 of the note, and the remaining  $100 was retained for expense reimbursement.

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

In the three months ended September 30, 2020, we had total revenues of $10,727,000 and net income of $4,866,000, compared to total revenues of $8,902,000 and net income of $7,779,000 in the same period in 2019. In the nine months ended September 30, 2020, we had total revenues of $26,530,000 and net income of $8,614,000 compared to total revenues of $23,616,000 and net income of $12,251,000 in the same period in 2019.

Recent Developments

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. As such restrictions have been lifted around the country and non-emergency medical services have resumed in the third quarter of 2020, our business has returned to and even exceeded pre-COVID-19 levels.  We experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients.  However, there is uncertainty that the recent roll-back in restrictions will be maintained.  New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers.  Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

In September 2020, we entered into an agreement to exclusively market and distribute a new product line in the United States, including Puerto Rico, for a privately-held company. Under this distribution agreement, we agreed to purchase $1,200,000 of product inventory. We also agreed to certain minimum quotas of product inventory during the term of the agreement and to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. In September 2020, we made a prepayment of $900,000 for inventory to be delivered during the fourth quarter of 2020.

In September 2020, we acquired a $500,000 promissory note from a second privately-held company in a new product area. We funded $400,000 of the note, and the remaining $100,000 was retained for expense reimbursement. This note has an interest rate of 10%, has customary terms for default and fully matures upon the one-year anniversary of the issuance date. We expect to receive no payments on this note during the remainder of 2020 and full payment of $550,000 for the note and interest upon maturity in 2021. Following this, in October 2020, we made an investment in the equity securities of such privately-held company for 40,922 shares of our common stock. The shares were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

In October 2020, we acquired a convertible note in a third privately-held company in a new product area for a purchase price of $58,000, which note converted into shares of preferred stock concurrent with our purchase of additional shares of preferred stock for $250,000. Subsequently, we acquired a $1,500,000 convertible promissory note, which is convertible into shares of preferred stock, and warrants to purchase shares of common stock of this third privately-held company. We funded $1,400,000 of the note, and the remaining $100,000 was retained for expense reimbursement.

We invested in these three private companies as they are developing products that may allow us to expand our current product offering beyond QuantaFlo® for PAD, in addition to our internal research and development efforts. Their products deal with better chronic disease management and may be used by primary care practitioners, are FDA-cleared or equivalent, produced positive clinical data and two of the three new products seek to improve aspects or sequelae of the metabolic syndrome.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

We had revenues of $10,727,000 for the three months ended September 30, 2020, an increase of $1,825,000, or 21%, compared to $8,902,000 in the same period in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues from fixed-fee licenses of $6,307,000 an increase of $356,000, or 6%, compared to $5,951,000 in the same period of the prior year. We recognized revenues from variable-fee license revenues of $4,088,000 an increase of $1,428,000, or 54% compared to $2,660,000 in the same period of the prior year. The remainder of our revenues of $332,000 was from other items, such as the sale of equipment, supplies or accessories sales, an increase of $41,000, or 14%, compared to $291,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a monthly fixed-fee, or as a monthly variable-fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating expenses

We had total operating expenses of $5,172,000 for the three months ended September 30, 2020, a decrease of $619,000 or 11%, compared to $5,791,000 in the same period in the prior year. The primary reasons for this change were decreased personnel expense and lower travel expenses, as we modified our business practices in light of the COVID-19 pandemic. As a percentage of revenues, operating expenses decreased to 48% in the third quarter of 2020 as compared to 65% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $820,000 for the three months ended September 30, 2020, a decrease of $154,000, or 16%, compared to $974,000 in the same period of the prior year. The primary reasons for this change were decreased personnel expense and lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, partially offset by increased customer support expense. As a percentage of revenues, cost of revenues decreased to 8% in the third quarter of 2020, as compared to 11% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $672,000 for the three months ended September 30, 2020, an increase of $55,000, or 9%, compared to $617,000 in the same period of the prior year. The increase was primarily due to increased personnel and other costs associated with our product development and customization efforts, partially offset by lower consultant costs. As a percentage of revenues, engineering and product development expense was 6% in the third quarter of 2020, as compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $2,116,000 for the three months ended September 30, 2020, a decrease of $229,000, or 10%, compared to $2,345,000 in the same period of the prior year. The decrease was primarily due to lower travel expenses. As a percentage of revenues, sales and marketing expense decreased to 20% in the third quarter of 2020, as compared to 26% in the prior year period.

General and administrative expense

We had general and administrative expense of $1,564,000 for the three months ended September 30, 2020, a decrease of $291,000, or 16%, compared to $1,855,000 in the same period of the prior year. The decrease was primarily due to lower personnel expense and lower professional fees. As a percentage of revenues, general and administrative expense decreased to 15% in the third quarter of 2020, as compared to 21% in the prior year period.

Other income/expense

We had other income of $40,000 for the three months ended September 30, 2020, compared to other expense of $3,000 in the same period of the prior year. The increase was primarily due to miscellaneous income and interest income, partially offset by credit card merchant fees.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $5,595,000, for the three months ended September 30, 2020, an increase of $2,487,000, or 80%, compared to a pre-tax net income of $3,108,000 for the same period of the prior year.

Income tax expense (benefit)

We had income tax expense of $729,000 for the three months ended September 30, 2020, compared to income tax benefit of $4,671,000 in the same period of the prior year. The tax expense in the current quarter was due to increased income from operations.  The tax benefit in the prior year period was primarily due to the release of a tax valuation allowance.

Net income

For the foregoing reasons, we had net income of $4,866,000, or $0.74 per basic share and $0.61 per diluted share, for the three months ended September 30, 2020, a decrease of $2,913,000, or 37%, compared to a net income of $7,779,000, or $1.20 per basic share and $0.96 per diluted share, for the same period of the prior year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

We had revenues of $26,530,000 for the nine months ended September 30, 2020, an increase of $2,914,000, or 12%, compared to $23,616,000 in the same period in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues from fixed-fee licenses of approximately $18,718,000, an increase of $2,110,000, or 13%, compared to $16,608,000 in the same period of the prior year.  We recognized revenues from variable-fee license of approximately $7,080,000, an increase of $914,000, or 15%, compared to $6,166,000 in the same period of the prior year. The remainder of our revenues was from other items, such as the sale of equipment, supplies or accessories sales, which were $732,000, a decrease of $110,000, or 13%, as compared to $842,000 in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a monthly fixed-fee, or as a monthly variable-fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts, partially offset by the decreased usage experienced in the first half of the year due to COVID-19.

Operating expenses

We had total operating expenses of $16,564,000 for the nine months ended September 30, 2020, an increase of $608,000 or 4%, compared to $15,956,000 in the same period in the prior year. The primary reason for this change was higher personnel expense to support overall growth in our business and the expanding number of customers, which offset the other decreases due to reduced travel in light of the COVID-19 pandemic. As a percentage of revenues, operating expenses decreased to 62% for the nine months ended September 30, 2020 as compared to 68% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2,370,000 for the nine months ended September 30, 2020, a decrease of $385,000, or 14%, compared to $2,755,000 in the same period of the prior year. The primary reasons for this change were decreased personnel expense and lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, partially offset by increased customer support expense. As a percentage of revenues, cost of revenues decreased to 9% in the nine months ended September 30, 2020, as compared to 12% in the prior year period, primarily due to revenues growing at a faster pace than cost of revenues.

Engineering and product development expense

We had engineering and product development expense of $2,277,000 for the nine months ended September 30, 2020, an increase of $500,000, or 28%, compared to $1,777,000 in the same period of the prior year. The increase was primarily due to increased personnel and other costs associated with our product development and customization efforts, partially offset by lower consultant costs. As a percentage of revenues, engineering and product development expense increased to 9% in the nine months ended September 30, 2020, as compared to 8% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $7,283,000 for the nine months ended September 30, 2020, an increase of $657,000, or 10%, compared to $6,626,000 in the same period of the prior year. The increase was primarily due to higher personnel expense associated with the continued expansion of existing customers, education, training, and associated expense, partially offset by lower travel expenses.  As a percentage of revenues, sales and marketing expense decreased to 27% in the nine months ended September 30, 2020, as compared to 28% in the prior year period.

General and administrative expense

We had general and administrative expense of $4,634,000 for the nine months ended September 30, 2020, a decrease of $164,000, or 3%, compared to $4,798,000 in the same period of the prior year. The decrease was primarily due to lower professional fees, partially offset by increased expenses to support a growing company, including higher insurance and personnel expense. As a percentage of revenues, general and administrative expense decreased to 17% in the nine months ended September 30, 2020, as compared to 20% in the prior year period.

Other income/expense

We had other income of $69,000 for the nine months ended September 30, 2020, compared to other expense of $3,000 in the same period of the prior year. The increase was primarily due to miscellaneous income and interest income, partially offset by credit card merchant fees.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $10,035,000, for the nine months ended September 30, 2020, an increase of $2,378,000, or 31%, compared to a pre-tax net income of $7,657,000 for the same period of the prior year.

Income tax expense /benefit

We had income tax expense of $1,421,000 for the nine months ended September 30, 2020, compared to $4,594,000 income tax benefit in the same period of the prior year. The change was primarily due to increased income from operations in the present year period, as compared to release of a tax valuation allowance in the prior year period.

Net income

For the foregoing reasons, we had net income of $8,614,000, or $1.31 per basic share and $1.07 per diluted share, for the nine months ended September 30, 2020, a decrease of $3,637,000, or 30%, compared to a net income of $12,251,000, or $1.91 per basic share and $1.51 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $16,793,000 at September 30, 2020 compared to $7,741,000 at December 31, 2019, and total current liabilities of $5,651,000 at September 30, 2020 compared to $5,207,000 at December 31, 2019. As of September 30, 2020, we had working capital of approximately $16,128,000.

Our cash is held in a variety of non-interest bearing bank accounts. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as our recent decision to acquire inventory for distribution in the United States, including Puerto Rico, of a new product line offering, as well as make two minority investments in other privately-held companies in new product areas.

Operating activities

We generated $9,600,000 of net cash from operating activities for the nine months ended September 30, 2020 compared to $9,093,000 of net cash from operating activities for the same period of the prior year. The change was primarily due to net income, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities were $2,047,000 and were primarily due to deferred tax expense of $1,224,000, depreciation of $412,000, stock-based compensation expense of $190,000, loss on disposal of assets for lease of $178,000 and bad debt expense of $43,000. Changes in operating assets and liabilities used $1,061,000 of net cash, primarily due to prepaid expenses and other assets of $1,315,000, other non-current assets of $416,000, trade accounts receivable of $13,000 and accounts payable of $2,000, which were partially offset by cash provided by other current and non-current liabilities of $416,000, accrued expenses of $264,000 and deferred revenue of $5,000.

Investing activities

We used $722,000 of net cash in investing activities for the nine months ended September 30, 2020, which reflects funding of notes receivable of $400,000,  purchases of assets for lease of $219,000 and fixed asset purchases of $103,000 to support our growing business.

We used $1,208,000 of net cash in investing activities for the nine months ended September 30, 2019, which reflects purchases of assets for lease of $1,102,000 and fixed asset purchases of $106,000 to support our growing business.

Financing activities

We generated $174,000 in net cash from financing activities during the nine months ended September 30, 2020, due to proceeds from exercise of stock options of $174,000.

We used $2,627,000 in net cash in financing activities during the nine months ended September 30, 2019, primarily due to the re-purchase of warrants of $2,687,000 from our chief executive officer in May 2019, partially offset by proceeds from exercise of stock options of $60,000.

Off-Balance Sheet Arrangements

As of each of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of September 30, 2020 and December 31, 2019, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that, because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

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

Each of the material weaknesses described above, combined with ineffective compensating financial close and review controls, had a pervasive impact on our activity level cycles and accounts and creates a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. Although we have continued to implement our remediation plan, these material weaknesses persist. Accordingly, management concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

In an effort to remediate our prior material weaknesses, in the third quarter of 2020, we continued to document our internal controls, including those adopted in prior quarters to address our material weaknesses, as we work towards our year end evaluation.  Other than these remedial changes, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended September 30, 2020.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended September 30, 2020 is formatted in Inline XBRL and it is contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2020	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting