Form 10-K
period 2020-12-31
Semler Scientific, Inc.
filed 2021-03-09
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $193,177,552 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 26, 2021 was 6,708,672.

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

i

RISK FACTOR SUMMARY

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our common stock speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. Before making investment decisions regarding our common stock, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.

●	If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
●	Our business has been and could continue to be adversely affected by the COVID-19 pandemic.
●	We currently actively market only one FDA-cleared product, a vascular testing product; vascular testing may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our exclusive marketing and distribution arrangement, nor benefit from our recent investments in other companies developing complementary products.
●	Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ABI devices.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.
●	Our vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We rely on a small number of employees in our direct sales force and face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.
●	To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.
●	We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
●	We will need to generate significant revenues to remain profitable.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis.

●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	One of our business strategies is developing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. The development of new products and service offerings involves time and expense and we may never realize the benefits of this investment.
●	We may not realize expected benefits from our investments in other companies, which could harm our business.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.
●	The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.
●	Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
●	Our ability to use net operating loss, or NOL, carryforwards to offset future taxable income may be subject to limitations.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remedied our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product.
●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	Our common stock was delisted from the Nasdaq Capital Market and is trading on the over-the-counter markets, which may negatively impact the price of our common stock and our ability to access the capital markets.

2020 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

General

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, and, in September and October 2020, in an effort to provide access to potentially complementary product offerings, we made investments in two private companies working in other product areas. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2020, we had total revenues of $38.6 million and net income of $14.0 million compared to total revenues of $32.8 million and net income of $15.1 million in 2019. We had an income tax expense of $2.5 million in 2020, compared to an income tax benefit of $4.4 million in 2019, primarily due to the release of a tax valuation allowance in the third quarter of 2019. Our pre-tax net income was $16.5 million in 2020 compared to $10.7 million in 2019.

COVID-19 Update

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. As such restrictions have been lifted around the country and non-emergency medical services resumed in late 2020, our business returned to and even exceeded pre-COVID-19 levels. In the third and fourth quarters of 2020, we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. However, as we look forward into 2021, there is uncertainty that the recent roll-back in restrictions will be maintained. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

Our Products and Services

We currently market only one patented and FDA-cleared vascular-testing product, QuantaFlo®, to our customers, who include insurance plans, physician groups and risk assessment groups. We also have an exclusive distribution arrangement for the United States, including Puerto Rico, to distribute a new product for which we are currently developing a marketing plan.

QuantaFlo®

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

We have primarily developed a license model rather than an outright sales model for QuantaFlo®. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo® has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with QuantaFlo®. To date, we roughly estimate that routine office usage of the QuantaFlo® has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo®. Approximately two-thirds of our customers are on the fixed-fee software licensing model, whereas just under one-third are on the variable fee model based on usage.

We have placed our QuantaFlo® product with healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry such as risk assessment groups, in addition to doctors’ offices. Our largest customer is a U.S. diversified healthcare company and its affiliated plans, and in the year ended December 31, 2020, it accounted for 47.2% of our revenues.

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

The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 pre-cerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness is an economic benefit. These changes are already in place for the approximately 24 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.

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

Risk factors for developing PAD include:

●	Age (over 50 years);
●	Race (African-American);
●	History of smoking;
●	Diabetes;
●	High blood pressure;
●	High blood cholesterol; and
●	Personal history of vascular disease, heart attack, or stroke.

We believe insurance plans that have a high number of Medicare Advantage patients are the primary target market for QuantaFlo®, along with other medical personnel who care for those older than 50 years (such as home health care providers). Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of PAD.

According to the National Center for Health Workforce Analysis, there are over 335,000 medical professionals practicing primary care in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of PAD. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of PAD and to feel for diminished pulses on physical exam, we believe that it is often the case in busy practices that the questions go unasked.

Generally speaking, individual products are not specifically approved by name under a third-party payor code. Physicians who seek reimbursement for PAD testing procedures are likely to use codes that describe non-invasive physiologic testing of extremities. We do not track directly how physicians code for and receive payment for such procedures.

Other Products and Services

In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $1.2 million of product inventory. We also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. During September 2020, we prepaid for $900,000 of product inventory, of which we have received $72,000 as of December 31, 2020.

In September and October 2020, in an effort to provide access to potentially complementary product offerings, we also made investments in two private companies working in other product areas.

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

Strategy

Our mission is to develop, manufacture and market products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

●	Targeting customers with patients at risk of developing PAD. Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo® on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 400,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo® is estimated to be more than 80 million patients in the United States annually.
●	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo® does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional analog ABI devices.
●	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo®, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings through our research and development programs. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.
●	Exploring additional product and service offerings through arrangements or potentitial acquisitions. In addition to our in-house research and development efforts, we are also seeking out opportunities to expand our product and service offerings through marketing, distribution and licensing arrangements, such as our agreement to exclusively market and distribute a new product line in the United States, including Puerto Rico. Such arrangements will allow us to sell products related to chronic disease management through our network of physicians and other customers. We may also consider opportunistically acquiring additional products if we believe they fit within our strategy.

Sales and Marketing

We provide our QuantaFlo® product to our customers through our salespersons and our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis, which was acquired by Becton, Dickinson and Company in December 2017. Sales through Bard accounted for less than 3% of our revenues in each of 2020 and 2019. In addition to our co-exclusive distributor, we have direct sales and marketing representatives who have experience selling products and services to our anticipated market.

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

In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. As of December 31, 2020, we had not made any material sales under this arrangement.

Manufacturing

We manufacture our product, QuantaFlo®, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo® is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of the current COVID-19 pandemic, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

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

Competitors are beginning to market competing digital devices seeking to provide fast results that may be used outside of a specialized vascular laboratory. Given the potential size of the PAD market, we expect competitors to continue to enter the space.

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

We have sponsored several studies of our blood flow measurement products or provided data to authors on the use of our products for review and publication. One of these studies, the results of which were compiled in 2012 and published in a peer reviewed journal in 2013, sought to determine the frequency of finding undiscovered vascular disease in primary care practices using our vascular testing product. In the study of 632 patients at 19 office practices, the frequency of flow obstruction was 12% and of these patients, 75% did not have classic symptoms of PAD. Among other limitations of the study, the publication mentioned the study’s retrospective design, no direct comparison to other vascular tests and passive data collection such that 8% of patients had one or more missing data fields.

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

Another study, the results of which were compiled and published in a peer reviewed journal in 2018, reported an analysis of a registry of screening PAD testing with our product between January 2017 and July 2017. In this study, 226,565 patients were tested and 31.3% had moderate to severe flow impairment in the lower extremities. Further analysis of a subset of 26,459 patients for whom clinical characteristics were recorded showed that 95% were asymptomatic. The authors concluded that earlier recognition of PAD may lead to earlier secondary preventive measures and improved outcomes for a population with a high-risk of cardiovascular mortality and morbidity. Among other limitations of the study, the publication mentioned the study’s retrospective design and that clinical factors were recorded for only approximately 10% of patients.

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

Government Regulation

U.S. Food and Drug Administration Regulation

QuantaFlo® is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

●	product design and development;
●	product testing;
●	product manufacturing;
●	product safety;

●	post-market adverse event reporting;
●	post-market surveillance;
●	product labeling;
●	product storage;
●	record keeping;
●	pre-market clearance or approval;
●	post-market approval studies;
●	advertising and promotion; and
●	product sales and distribution.

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

510(k) Clearance Pathway

To obtain 510(k) clearance, a medical device manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the application is completed, but it can take significantly longer, and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained.

Pre-market Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) clearance process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, preclinical and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, regardless of its classification or pre-market pathway, numerous regulatory requirements apply. These include, but are not limited to:

●	establishment registration and device listings with the FDA;
●	Quality System Regulations, which require manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;
●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses and impose other restrictions on labeling;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health; and
●	requirements to conduct post-market surveillance studies to establish continued safety data.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters or warning letters;

●	fines, injunctions and civil penalties;
●	recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our request for 510(k) clearance or pre-market approval of new products;
●	withdrawing 510(k) clearance or pre-market approvals that are already granted; and
●	criminal prosecution.

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

Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare and Medicaid, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo®. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo® measurements that require us to seek reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial health insurers, including those that offer Medicare Advantage plans, and managed care programs. Many of our customers are third-party payors who pay us directly for use of our product and services.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. In addition, off-label promotion has been pursued as a violation of the federal False Claims Act. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their independent medical judgment, we are prohibited from promoting products for such off-label uses. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Additionally, the majority of states in which we market our products have similar fraud and abuse laws, such as anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil, criminal and administrative penalties.

The Health Care Reform Law also imposed new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Beginning in 2022, applicable manufacturers will also be required to report such information regarding their payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Our business operations may also be subject to certain federal and state laws regarding the use and disclosure of individually identifiable health information, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

In addition, the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.

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

Healthcare Reform

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law significantly changed the health care industry and brought a new way of doing business for providers and health insurance plans.

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Health Care Reform Law such as removing penalties, effective January 1, 2019, for not complying with the Health Care Reform Law’s “individual mandate” to carry health insurance, delaying the implementation of certain Health Care Reform Law-mandated fees, and increasing certain discounts owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Health Care Reform Law are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the United States Supreme Court has yet ruled on the constitutionality of the Health Care Reform Law, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Health Care Reform Law and our business.

Other legislative changes have been proposed and adopted in the United States since Health Care Reform Law. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to cost-containment initiatives within the health care industry. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Human Capital Management

As of December 31, 2020, we had 86 employees, all of which were full-time. None of our employees are represented by a labor union, and we consider our relationship with our employees to be positive. We also regularly engage consultants and subcontractors on an as-needed basis. We increased our head count in the fiscal year 2020 from 67 to 86, which represents a 28% increase from the prior year. As we grow our business, we expect to continue to experience growth in the number of our employees, particularly in the areas of sales, marketing, and distribution.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We use different incentive plans such as annual cash bonuses, no-cost healthcare for employees and their families, paid vacation and generous referral bonuses to attract, retain and motivate our employees.

Governance and Culture - Our board of directors, including committees thereof, and executive management team are actively involved in overseeing our employee-related strategies and practices as well as our company culture. Our director of human resources and her team are also actively involved in implementing these decisions. We believe our company culture has been a critical component of our success in attracting and retaining personnel.

Diversity and Inclusion - We aim to create an inclusive working environment where all employees are respected and treated equally. We value diversity of backgrounds and perspectives and our policy is that we do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristics established by federal, state or local laws. This message is emphasized from the top of our organization down to all of our employees.

Health, Safety and Well-Being - The safety and well-being of our employees is critical to our successful operation. Our health and safety activities are overseen by our board of directors, executive management team and director of human resources. Most of our employees work remotely, with the exception of a few employees who work in the office. These employees are generally in fulfillment and sales support roles. Our human resources department coordinates on-line training programs with the help of outside consultants. We believe that this model of training better fits our business operations and needs.

Response to COVID-19

As a virtual company, with the global spread of the current COVID-19 pandemic, we were not required to significantly modify our day-to-day operations when shelter-in-place and other orders were mandated in order to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. Our sales personnel reduced travel, and we increased the use of our existing virtual and on-line platforms. To date, we have not terminated any of our employees due to the pandemic. We continue to closely monitor the COVID-19 situation and, if needed, will evolve our plans and policies to keep our employees and customers safe.

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

Our business strategy was formed based on assumptions about the PAD market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with PAD or other diseases and the importance of codifying vascular disease and potentially other diseases will help drive growth in the PAD market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Our attempts to alter aspects of our business strategy, such as our recent entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

Our business has been and could continue to be adversely affected by the COVID-19 pandemic.

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. In the first half of 2020, we experienced decreased test volumes due to "social distancing" and other executive orders mandating "shelter-in-place" or similar restrictions, which limited patient visits by our customers. This volume decrease primarily affected revenues from our variable-fee licenses, which are based on usage of our QuantaFlo® product, often during home visits by our customers. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. Any future effects of the COVID-19 pandemic, or any similar pandemic, on our business and sales will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We currently actively market only one FDA-cleared product, a vascular testing product; vascular testing may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our exclusive marketing and distribution arrangement, nor benefit from our recent investments in other companies developing complementary products.

We currently actively market only one product, QuantaFlo®, and have an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. We also recently made minority investments in two companies developing potentially complementary product offerings, although such products are in early stages and may not ultimately fit with our strategy and customer base. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product, and any other products we may offering the future, may not gain broad market acceptance unless we continue to educate physicians and plans of its benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of vascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases.

If our vascular testing product or other products we may offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ABI devices.

We believe that physicians and other customers will not widely adopt our vascular testing product or our other products in development or products we distribute unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of such product provides a safe and effective alternative to other existing ABI devices.

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

Moreover, we recently acquired exclusive distribution rights to a new product area and may in the future acquire rights to other complementary products. If we are not able to convince potential customers of their benefits, these rights and potential future rights may not generate any meaningful revenues for our company.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 60 sales and marketing employees as of December 31, 2020. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 3% of our revenues for each of the years ended December 31, 2020 and 2019. If our co-exclusive distributor were to cease to distribute our product, it could slow down our efforts to gain widespread market acceptance of our vascular testing product. While our contract automatically renews for one-year terms, our co-exclusive distributor has the right terminate our arrangement upon 90 days’ notice prior to expiration. Even if not terminated, we may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenues from our products in addition to the leasing model, such as our fee per test model. We also have exclusive distribution rights to a new product area and may in the future acquire rights to other complementary products. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.

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

Three customers account for a significant portion of our revenues and accounts receivable. For the year ended December 31, 2020, two customers accounted for 47.2%, and 22.8% of our revenues, and as of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7%, and 10.4% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.

We manufacture our vascular testing product through a small number of independent contractors based in the United States. We also purchase inventory under our exclusive marketing and distribution agreement in a new product area. The loss or disruption of our relationships with outside vendors and suppliers could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

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

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We may not realize expected benefits from our investments in other companies, which could harm our business.

From time to time, we may decide to invest in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in two private companies working in other product areas. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For a discussion of the relevant regulatory regime, see “Business—Government Regulation.” We cannot assure that any new medical devices or new uses or modifications for our vascular testing product that we develop will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Furthermore, although QuantaFlo® has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations.

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

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or pose an unreasonable health risk, the FDA could:

●	require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;
●	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;
●	detain, seize or ban adulterated or misbranded medical devices;
●	refuse to provide us with documents necessary to export our product;
●	refuse requests for 510(k) clearance or pre-market approval of new products or new intended uses;
●	withdraw 510(k) clearances that are already granted;
●	impose operating restrictions, including requiring a partial or total shutdown of production;
●	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or

●	assess criminal or civil penalties against our officers, employees or us.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements. For a discussion of healthcare reform activity, see “Business—Government Regulation—Healthcare Reform.”

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

We are subject to various healthcare fraud and abuse laws and regulations, as described “Business—Government Regulation—Healthcare Fraud and Abuse.” We may be subject to liability under such laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us. We have entered into a supply and distribution agreement with Bard. These customers include parties that bill Federal healthcare programs for use of our product, all of whom may be subject to government scrutiny. Finally, to the extent that any of the agreements are breached or terminated, our business may experience a decrease in revenues. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.

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

As of December 31, 2020, we had federal NOL carryforwards of $310,000. These NOL carryforwards, to the extent they arose prior to 2018, could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have completed a formal Code Section 382 study for the period January 1, 2012 through June 30, 2019 and believed a change in ownership has occurred. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We have had material weaknesses in our internal control over financial reporting. Although we have remedied our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

In prior years, we have identified certain material weaknesses in connection with management’s evaluation of our internal control over financial reporting that we have remedied. These weaknesses have included issues arising from our size and inability to segregate duties; ineffective design of certain of our information technology and change management controls; insufficient controls to validate the completeness and accuracy of underlying data; insufficient protocols and procedures to retain adequate documentary evidence related to the timely review and approval of manual journal entries and those supporting the design and operating effectiveness of certain important management review controls; a lack of controls to identify and analyze related party transactions; a lack of technical accounting competence; and inadequate procedures and controls to appropriately comply with, and account for, certain payroll tax withholdings and related expenses.

Although we have remedied our prior material weaknesses, we cannot assure you that we have identified all material weaknesses or that we will not in the future have additional, or recurrence of our prior, material weaknesses in our internal control over financial reporting. If we have additional material weaknesses in our internal control over financial reporting in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

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

As of December 31, 2020, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 48.6% of our common stock as of February 26, 2021. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;
●	entrench our management and the board of directors; or
●	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;

●	allow for a classified board of directors;
●	establish advance notice requirements for stockholders proposal that can be acted on at stockholder meeting and nominations to our board of directors; and
●	limit who may call stockholder meetings.

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

Some significant material adverse consequences of trading on the over-the-counter markets may include:

●	a limited availability of market quotations for our common stock;
●	a reduced amount of news and analyst coverage for us;
●	a decreased ability to issue additional securities or obtain additional financing in the future;
●	reduced liquidity for our stockholders;
●	potential loss of confidence by partners and employees; and
●	loss of institutional investor interest and fewer business development opportunities.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility is even more prevalent in the over-the-counter markets. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

A regular market for our common stock may not be sustained in the future. The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Capital Market. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers. As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to a future offering;
●	change in interest rates;
●	competitive development, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	variations in quarterly operating results;
●	change in financial estimates by securities analysts;
●	the depth and liquidity of the market for our common stock;
●	investor perceptions of our company and medical device industry generally;
●	general economic and other national conditions;
●	the issuance of new equity securities pursuant to a future offering; and
●	change in interest rates.

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

General Risk Factors

We are currently a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will remain a smaller reporting company for so long as either our annual revenues are less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are greater than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and
●	reduced disclosure obligations regarding executive compensation.

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

As a public company, we have incurred and will continue to incur increased costs, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, after we are no longer a smaller reporting company, we will incur additional significant legal, accounting and other expenses to address compliance and corporate governance. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, the currently applicable rules and regulations have already increased our legal and financial compliance costs and made some activities more time-consuming and costly. We will need to continue to dedicate internal resources, potentially engage outside consultants and continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting

You may experience future dilution as a result of future equity offerings.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Because we outsource our manufacturing to “turn-key” manufacturers and have a geographically dispersed sales force and distributor arrangement, we have minimal needs for office space to conduct our day-to-day business operations. Our headquarters are located in Santa Clara, CA, where we lease an operations fulfillment space that also serves as our corporate headquarters address.

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

	High	Low
Fiscal Year 2020
First Quarter	$57.84	$30.00
Second Quarter	$51.50	$32.52
Third Quarter	$60.00	$43.20
Fourth Quarter	$95.00	$50.11

	High	Low
Fiscal Year 2019
First Quarter	$43.99	$32.00
Second Quarter	$49.00	$34.07
Third Quarter	$54.50	$40.00
Fourth Quarter	$50.00	$35.26

Holders

On February 26, 2021, the closing sale price of a share of our common stock was $100.53 per share and there were 6,708,672 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 37 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

On October 8, 2020, we issued an aggregate of 40,922 shares of our common stock to two accredited investors as consideration for the purchase of a minority equity interest in a private company that we valued at $2.2 million. The shares were issued in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended

Purchases of Equity Securities

Not applicable.

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

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, and, in September and October 2020, in an effort to provide access to potentially complementary product offerings, we made investments in two private companies working in other product areas. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2020, we had total revenues of $38.6 million and net income of $14.0 million compared to total revenues of $32.8 million and net income of $15.1 million in 2019. We had an income tax expense of $2.5 million in 2020, compared to an income tax benefit of $4.4 million in 2019, primarily due to the release of a tax valuation allowance in the third quarter of 2019. Our pre-tax net income was $16.5 million in 2020 compared to $10.7 million in 2019.

Recent Developments

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. As such restrictions have been lifted around the country and non-emergency medical services resumed in late 2020, our business has returned to and even exceeded pre-COVID-19 levels. In the third and fourth quarters of 2020, we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. However, as we look forward into 2021, there is uncertainty that the recent roll-back in restrictions will be maintained. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $1.2 million of product inventory. We also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. During September 2020, we prepaid for $900,000 of product inventory, of which we have received $72,000 as of December 31, 2020.

In September 2020, we acquired a $500,000 promissory note from a second private company in a new product area. We funded $400,000 of the note, and the remaining $100,000 was retained for expense reimbursement. Following this, in October 2020, we purchased 211,928 shares of common stock of such private company from certain sellers in exchange for 40,922 shares of our common stock. We have the right to, in various circumstances, sell any or all of these shares of common stock back to the sellers in exchange for the shares of our common stock originally issued to the sellers. These rights are tied to the private company completing a bona fide equity financing, the share price in such financing, the timing of delivery of certain documents to us or, at our sole option, at any time between March 31, 2021 and October 8, 2021. In December 2020, we agreed to the conversion of the $500,000 promissory note, together with all accrued interest thereon, into shares of the private company’s preferred stock as repayment in full of such promissory note.

In October 2020, we acquired a convertible note in a third private company in a new product area for a purchase price of $58,000, which note converted into shares of preferred stock of such private company concurrent with our purchase of additional shares of preferred stock of such private company for $250,000. Subsequently, we acquired a $1.5 million convertible promissory note and warrants to purchase shares of common stock of this third privately-held company. We funded $1,400,000 of the note, and the remaining $100,000 was retained for expense reimbursement. In November 2020, the $1.5 million convertible promissory note, together with all accrued interest thereon, converted pursuant to its terms into shares of the private company’s preferred stock as repayment in full of such convertible promissory note. In December 2020, we transferred and sold these shares of preferred stock, along with the warrants to purchase common stock we had acquired from such company in October 2020, to one of our significant stockholders, for a cash purchase price of $1.9 million. Following this transfer, we continue to hold the shares of preferred stock we acquired from this company in October 2020.

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

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the rental or license of our vascular testing product. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that normally automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements, which are either fixed fees, or variable fees based on usage. We also recognize revenue for hardware and supplies sales, as well as sales of products under our exclusive marketing and distribution agreement, as of the date of shipment.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates include:

●	the allowance for doubtful accounts, which impacts revenue;
●	the valuation of inventory, which impacts profit margins;
●	the valuation and recognition of share-based compensation, which impacts profit margin and operating expenses;
●	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and
●	the valuation and recognition of investments, which impacts our investment portfolio balance when we assess fair value and interest and other income, net, when we record impairments.

For additional information relating to these and other accounting policies, see Note 2 to our audited financial statements, appearing elsewhere in this this annual report on Form 10-K.

Revenue Recognition

We recognize revenue from the licensing of our vascular testing product pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement, which are either fixed fees or variable fees based on usage. We also recognize revenue for hardware and supplies sales as of the date of shipment. Our sale arrangements contain multiple products and services, including License fee for vascular testing product, system accessories, and service. Other than service, we generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System accessories and service are also sold on a standalone basis.

Allowance for Doubtful Accounts

We make estimates of the collectability of accounts receivable, especially analyzing the aging and nature of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sales transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount that we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Investment Valuation

We have investments in equity securities in privately held companies without readily determinable fair values, which are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. As part of our assessment for impairment indicators, we consider significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If our qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

No impairment charges were recorded during the year ended December 31, 2020.

Factors Affecting Future Results

We have not identified any factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

We had revenues of $38.6 million for the year ended December 31, 2020, compared to $32.8 million in 2019. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $37.3 million from fees for our vascular testing products in 2020, consisting of $25.7 million from fixed-fee licenses and $11.6 million from variable-fee licenses, compared to $31.8 million in 2019, consisting of $22.9 million from fixed-fee licenses and $8.9 million from variable-fee licenses. The remainder was from other equipment/supply sales of accessories, which were $1.3 million in 2020 as compared to $927,000 in 2019.

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

Operating Expenses

We had total operating expenses of $22.6 million for the year ended December 31, 2020, compared to $22.1 million in 2019. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. As a percentage of revenues, operating expenses decreased to 59% in 2020, as compared to 67% in 2019. The changes in the various components of our operating expenses are described below.

Cost of Revenues

We had cost of revenues of $3.4 million for the year ended December 31, 2020, compared to $3.7 million for 2019. The primary reason for this change was lower depreciation per unit per month as a greater percentage of installations were software and sensor only rather than laptop, software and sensor, as well as lower residual value for retired units. These changes were partially offset by increased costs due to increased sales volume of, placement of and technical support for installations in the field. As a percentage of revenues, cost of revenues decreased to 9% in 2020, as compared to 11% in 2019.

Engineering and Product Development Expense

We had engineering and product development expense of $2.9 million for the year ended December 31, 2020, compared to $2.5 million in 2019. The increase was primarily due to personnel, clinical studies and other costs associated with our product development and customization efforts. As a percentage of revenues, engineering and product development expense was unchanged at 8% in both 2020 and 2019.

Sales and Marketing Expense

We had sales and marketing expense of $9.9 million for the year ended December 31, 2020, compared to $9.0 million in 2019. The increase was primarily due to higher sales compensation and personnel expense partially offset by lower travel expenses compared to the prior year period due to COVID-19. As a percentage of revenues, sales and marketing expense decreased to 26% in 2020, as compared to 27% in 2019.

General and Administrative Expense

We had general and administrative expense of $6.4 million for the year ended December 31, 2020, compared to $7.0 million in 2019. The decrease was primarily due lower professional fees, travel, and stock compensation expense partially offset by higher expenses for personnel, insurance, and our board of directors. As a percentage of revenues, general and administrative expense was 17% in 2020, as compared to 21% in 2019.

Other Income and Expense

We had other income of $525,000 for 2020, compared to $7,000 in other expense in 2019. The increase was primarily due to interest income associated with of notes receivable and the sale of equity of an outside company.

Provision (Benefit) for Taxes

In 2020, we recorded an income tax expense of $2.5 million, compared to a tax benefit of $4.4 million in 2019. The increase in income tax expense was primarily due to an income tax benefit recognized in 2019 relating to the release of the entire valuation allowance against deferred tax assets. The valuation allowance was released in the third quarter of 2019 due to our recent history of eight straight quarters of positive income before income taxes, resulting in an income tax benefit. Due to full release of the valuation allowance in the third quarter of 2019, income in future periods may also result in income tax expense. As of December 31, 2020, we had federal NOL carryforwards of $310,000.

Net Income

For the foregoing reasons, we had a net income of $14.0 million for the year ended December 31, 2020, compared to a net income of $15.1 million for the year ended December 31, 2019.

Liquidity and Capital Resources

We had cash of $22.1 million at December 31, 2020, compared to cash of $7.7 million at December 31, 2019, and total current liabilities of $4.5 million at December 31, 2020, compared to $5.2 million at December 31, 2019. As of December 31, 2020, we had working capital of approximately $21.7 million.

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

Operating Activities

We generated $15.4 million of net cash from operating activities for the year ended December 31, 2020, compared to $12.7 million of net cash from operating activities for the year ended December 31, 2019. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities. Non-cash adjustments to reconcile net income to net cash from operating activities were $2.8 million in the year ended December 31, 2020, compared to negative non-cash charges of $3.3 million in the year ended December 31, 2019, primarily due to an increase in deferred tax expense due to changes in accounting for taxes in 2019, partially offset by a decrease in non-cash investment income due to retirement of interest on notes and investments. Changes in operating assets and liabilities used $1.4 million of net cash in the year ended December 31, 2020, compared to providing $894,000 of net cash in the year ended December 31, 2019, primarily due to an increase in prepaid expenses and other current assets due to overall growth in our business, lower accrued expenses due to the payment of a majority of annual bonuses earlier than usual and lower deferred revenue due to an increased proportion of monthly licenses instead of annual licenses, partially offset by an increase in trade accounts receivable due to customers choosing to pay earlier than usual.

Investing Activities

We used $1.3 million of net cash in investing activities for the year ended December 31, 2020, compared to $1.7 million of net cash in investing activities for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in purchase of assets for lease as a result of decreased manufacturing activity due to the COVID-19 pandemic and a decrease in purchase of property and equipment, partially offset by an increase in long-term investments due to our investments in two private companies.

Financing Activities

We generated $230,000 of net cash from financing activities during the year ended December 31, 2020, compared to $6.6 million of net cash used in financing activities during the year ended December 31, 2019, primarily due to large repurchases of warrants in 2019, partially offset by an increase in proceeds from exercise of stock options due to increased exercise activity and a higher stock price.

Description of Indebtedness

We do not currently have any outstanding material indebtedness.

Off-Balance Sheet Arrangements

As of each of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of December 31, 2020 and 2019, other than employment/consulting agreements with our executive officers and our Santa Clara lease, and our commitment to purchase $1.2 million of inventory under our exclusive distribution agreement, of which we prepaid $900,000 and have received $72,000 of inventory as of December 31, 2020, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Remediation of Prior Material Weaknesses

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our 2019 financial statements, we identified material weaknesses in our internal control over financial reporting with respect to insufficient segregation of duties due to limited personnel; ineffective design of certain of our information technology and change management controls; insufficient controls to validate the completeness and accuracy of underlying data; and insufficient protocols and procedures to retain adequate documentary evidence related to the timely review and approval of manual journal entries and those supporting the design and operating effectiveness of certain important management review controls.

In order to remediate these material weaknesses, during the year ended December 31, 2020, we took actions to remediate the material weaknesses in our internal control over financial reporting and implemented additional processes, procedures, policies and controls designed to address the underlying causes associated with the above-mentioned deficiencies, including the following:

●	Added additional accounting resources to support the objectives of proper segregation of duties within our finance and accounting functions including controls over segregation of duties over the initiation of transactions, the recording of transactions and the custody of assets;
●	Reassessed and formalized the design of certain accounting and information technology policies relating to security and change management controls;
●	Engaged an outside firm to assist management with (i) reviewing our current processes, procedures and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls;

●	Designed and implemented controls that address the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures; and
●	Enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

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

Under the supervision and with the participation of our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that we maintain effective control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the implementation of the remediation measures implemented above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	66	Chief Executive Officer and Director	September 2012	2021
Andrew B. Weinstein	56	Senior Vice President, Finance and Accounting	N/A	N/A
Daniel E. Conger	44	Vice President, Finance	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	74	Director	June 2014	2023
Daniel S. Messina	65	Director	August 2020	2021
Cindy H. Moon	44	Director	November 2020	2023
Wayne T. Pan, M.D., Ph.D.	57	Director	May 2014	2022

Board of Directors

Douglas Murphy-Chutorian, M.D. — Dr. Douglas Murphy-Chutorian has served as a member of our board of directors since September 2012 and as our chief executive officer since October 31, 2012. Dr. Murphy-Chutorian has had broad, diverse career experience in healthcare over the past 30 years, stretching from clinician, academician, inventor, entrepreneur, chief executive officer, chairman of the board, and consultant to financial firms. From 2005 to 2012, he was managing director of Select Healthcare Capital, LLC. Dr. Murphy-Chutorian is a named inventor on more than 30 patents, and has guided more than 50 products through various regulatory approval processes. His business career has included extensive involvement in all facets of the medical industry from financial, research and development, manufacturing, marketing and sales, regulatory, reimbursement, and clinical trials. His breadth of healthcare experience includes all major sectors of the industry: medical devices, health services, pharmaceuticals, biotechnology and managed care. He received his B.A. and M.D. from Columbia University. He completed his internal medicine residency at New York University/Bellevue Medical Center and his fellowship in cardiology at Stanford University Medical Center. He has served as a faculty member in interventional cardiology at both Stanford and Montefiore Medical Center. Dr. Murphy-Chutorian’s experience as a cardiologist, inventor and executive, in particular serving as our Chief Executive Officer, qualify him to be a director of our company.

Arthur “Abbie” Leibowitz, M.D., F.A.A.P. — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 50 years of experience in healthcare, with more than 35 years in leading positions with several healthcare companies. Dr. Leibowitz is the chief medical officer and president emeritus at Health Advocate, Inc., a health advocacy and assistance company he co-founded in 2000 that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation. West Corporation was in turn acquired and taken private by Apollo Global Management, LLC in October 2017. Health Advocate is now under a pending agreement of sale to Teleperformance, a leading global group in digitally integrated business solutions. The sale is expected to close in the first quarter of 2021. Health Advocate Inc.’s clients include more than 12,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third-party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and has made numerous media appearances. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.

Daniel S. Messina — Daniel S. Messina has served as a member of our board of directors since August 2020. Mr. Messina has nearly 40 years of broad business experience as both a healthcare system professional and a technology solutions entrepreneur. Mr. Messina is the co-founder of HandsFree Health, the creator of WellBe®, the premier voice enabled virtual health assistant platform designed to help individuals access their health and wellness resources from home. Prior to co-founding HandsFree Health in 2016, he was a partner of West Corporation’s health advocate division for ten years, and he concluded his time there as co-president. From 2002 to 2006, Mr. Messina was the president of Rendina Healthcare Real Estate. Before that, from 2000 to 2002, Mr. Messina served as chief executive officer and president of Magellan Health and from 1998 to 2000 as the chief financial officer and head of business strategy of Aetna Health. For the decade prior to that, he was vice president of Financial Reporting at Cigna Corporation. Mr. Messina began his career as a certified public accountant at Deloitte. Mr. Messina earned a Bachelor of Science in accounting from the University of Notre Dame. We believe Mr. Messina’s extensive experience in virtual health and healthcare systems qualifies him to be a director of our company.

Cindy Moon — Cindy Moon has served as a member of our board of directors since November 2020. Ms. Moon, a D.C.-based, healthcare payment policy expert, is Vice President of Health Care Payment and Delivery Reform with Hart Health Strategies Inc., a bipartisan consulting and lobbying firm specializing in legislative and regulatory health care issues. Prior to joining Hart Health Strategies Inc., Ms. Moon worked at the White House Office of Management and Budget (OMB) where she advised on policy solutions affecting the Medicare program. In this role, Ms. Moon collaborated with federal stakeholders across the Executive Office of the President, the Department of Health and Human Services Office of the Secretary, and the Centers for Medicare and Medicaid Services (CMS) to oversee implementation of major payment and programmatic changes to the Medicare program. Prior to joining OMB, Ms. Moon held successively increasing leadership positions within the Health Plan of San Mateo, a quasi-public health plan offering publicly-sponsored health coverage for qualifying residents of San Mateo County, California. Ms. Moon earned her Master of Public Policy and Master of Public Health from the University of California at Berkeley and her Bachelor of Arts from Harvard University. We believe Ms. Moon’s extensive experience in shaping federal healthcare policy and promoting high-value care qualifies her to be a director of our company

Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan has served as a member of our board of directors since May 2014. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, health information technology and biotechnology. Dr. Pan is currently a medical director in Global Medical Affairs at BioMarin Pharmaceutical Inc., functioning as the Global Medical Lead for products in development treating achondroplasia and other short-stature conditions. He is also a part-time associate medical director at San Francisco Health Plan, responsible for utilization management and appeals and grievances, and is a Co-Founder and Chief Medical Officer of Salusive Health, dba mynurse.ai, a private healthcare technology company focused on chronic condition management and remote patient monitoring for seniors with chronic conditions. From April 2016 to February 2018, he was a medical director in Quality of Care and Health Economics and Outcomes Research, US Medical Affairs at Genentech, Inc., a biotechnology company based in South San Francisco. From April 2015 to April 2016, Dr. Pan served as the chief medical officer at Applied Research Works, a healthcare software technology company based in Palo Alto, offering health plans and integrated delivery systems, a cloud-based platform providing timely, actionable clinical data to providers at the point of care. From October 2014 to April 2015, Dr. Pan served as medical director in the technology group of Clover Health Labs, a start-up integrated healthcare delivery system based on the East Coast that includes a hospital system, a medical group and affiliated independent physicians, and a Medicare and Medicaid health plan. From June 2014 to April 2015 he served as the Chief Medical Officer at Santa Clara County IPA (SCCIPA), a large independent physician association in Santa Clara County, California with 800 multi-specialty physicians with 80,000 covered lives in commercial (HMO/ACO) and Medicare Advantage (HMO/ACO) programs. From August 2012 to May 2014 Dr. Pan served as chief medical officer at Thrasys, Inc., a global healthcare technology company that provides a cloud-based platform upon which healthcare delivery systems and provider organizations can build high quality, person-centered accountable care communities. Between October 2010 and July 2012, Dr. Pan was concurrently the chief medical informatics officer for Health Access Solutions, a health care software development company and chief medical officer of Pacific Partners Management Services, Inc., a medical management services company serving medical groups in northern California with over 50,000 covered lives. Prior to that, between September 2009 and February 2010, he served as chief medical officer for Affinity Medical Solutions, LLC, a medical management services organization serving independent physicians association clients and managing commercial and Medicare Advantage members. Dr. Pan has also served as chief medical officer between June 2008 and August 2009 for Alameda Alliance for Health, a local initiative health plan with Medicaid, Medicare Advantage Dual Eligible SNP and IHSS plans, and as an advisory chief medical officer at a data analytics start-up focused on big data issues in healthcare in 2007-2008. Dr. Pan holds an M.B.A. from The Wharton School, University of Pennsylvania, and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University. We believe Dr. Pan’s extensive healthcare-related business experience qualifies him to be a director of our company.

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

Director Independence

As previously disclosed, the Nasdaq suspended trading in our shares effective at the open of business on August 11, 2016 and completed the delisting from Nasdaq by filing a Form 25 Notification of Delisting with the Securities and Exchange Commission, or SEC, on November 10, 2016. Nevertheless, our board of directors has elected to continue to adhere to Nasdaq rules regarding director independence in anticipation of possibly relisting our common stock on Nasdaq if and when such relisting becomes available to us.

As required under the Nasdaq listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our outside counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members and our company, our senior management and our independent auditors, our board of directors has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Leibowitz, Mr. Messina, Ms. Moon, and Dr. Pan. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with our company.

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

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Our board of directors has established a separately designated standing audit committee, which is currently comprised of Dr. Pan, who serves as both member and Chairman, Mr. Messina, and Ms. Moon. Our board of directors has determined that Mr. Messina qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance, other than a late Form 4 due to the sale of shares by the Chang Family Trust, one of our significant stockholders.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) the two most highly compensated executive officers other than our principal executive officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2020. As none of our named executive officers received any stock awards, option awards or nonqualified deferred compensation earnings during the years ended December 31, 2020 and 2019, we have omitted those columns from the table.

				Non-Equity
				Incentive Plan	All Other
	Fiscal	Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Douglas Murphy-Chutorian, M.D.,	2020	$400,000	$0	$300,000	$21,982	$721,982
director and chief executive officer	2019	$400,000	$0	$744,708	$25,545	$1,170,253
Andrew B Weinstein,	2020	$294,792	$60,000	$0	$31,545	$352,170
senior vice president, finance and accounting	2019	$265,625	$55,000	$0	$1,686	$322,311
Daniel E. Conger,	2020	$210,000	$42,000	$0	$31,545	$283,545
vice president, finance	2019	$200,000	$40,000	$0	$23,058	$263,058
(1)

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

(2)	Represents payment of health insurance premiums pursuant to the terms of employment agreements.

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

In 2020, Dr. Murphy-Chutorian’s base salary was $400,000, with target incentive equal to 75% of base salary. Effective January 1, 2021, Dr. Murphy-Chutorian’s base salary is $400,000, with target incentive equal to 100% of base salary, with up to $100,000 achievable per fiscal quarter.

Andrew B. Weinstein

On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. At the start of 2020, Mr. Weinstein’s base salary was $275,000, with a discretionary bonus equal to 20% of base salary. Effective March 1, 2020, Mr. Weinstein’s base salary was $300,000, with a discretionary bonus of $60,000. There have been no changes to Mr. Weinstein’s compensation in 2021.

Daniel E. Conger

On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2020, Mr. Conger’s base salary was $210,000, with a discretionary bonus of $40,000. In December 2020, management approved an additional $2,000 discretionary bonus to be paid to Mr. Conger for performance in 2020. Effective January 1, 2021, Mr. Conger’s base salary is $210,000, with a discretionary bonus of $42,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2020. We have omitted certain columns from the table as we do not have any outstanding stock awards.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas Murphy-Chutorian(1)	20,000	0	$0.52	11/21/2022
Douglas Murphy-Chutorian(1)	85,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.59	12/31/2025
Douglas Murphy-Chutorian(1)	125,000	0	$2.23	02/17/2026
Douglas Murphy-Chutorian(1)	125,000	0	$1.72	01/19/2027
Douglas Murphy-Chutorian(2)	95,052	29,948	$8.00	12/31/2027
Andrew B. Weinstein(2)	28,896	1,104	$3.15	03/14/2027
(1)	The option is fully vested.

(2)	The option is subject to monthly vesting over four years (1/48 per month) such that it will be vested in full on the four-year anniversary of its grant date.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2020 by our non-employee directors. Our non-employee directors received only director fees in 2020, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “— Summary Compensation Table.”

	Fees Earned or
	Paid in Cash
Name	($)	Total ($)
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	$65,625	$65,625
Wayne T. Pan, M.D., Ph.D.	$70,500	$70,500
Daniel S. Messina	$14,813	$14,813
Cindy H. Moon	$6,000	$6,000

Non-Employee Director Compensation Policy

Our non-employee director compensation program is currently as follows:

All non-employee directors are entitled to receive an annual $45,000 retainer for service as a board member ($82,500 for non-employee chairman of the board, if any) and an annual retainer for each committee on which they serve as a member:

●	$22,500 per year for service as chairman of the audit committee or $11,250 per year for service as a member of the audit committee;
●	$15,000 per year for service as chairman of the compensation committee or $7,500 per year for service as a member of the compensation committee;
●	$7,500 per year for service as chairman of the nominating committee or $3,000 per year for service as a member of the nominating committee;

Cash payments to non-employee directors are to be paid quarterly and will be pro-rated for directors who join the board or a board committee mid-year. In January 2021, we provided equity compensation to each of our non-employee directors for service on our board consisting of 1,089 shares of our common stock.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 26, 2021 of:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 6,708,672 shares of common stock issued and outstanding as of February 26, 2021. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after February 26, 2021 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2340-2348 Walsh Avenue, Suite 2344, Santa Clara, CA 95051.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,120,705	16.7%
Park West Asset Management, LLC(2)	648,818	9.7%
Eric Semler	568,221	8.5%
Nantahala Capital Management, LLC(3)	360,760	5.4%
Executive Officers and Directors:
Daniel E. Conger	—	—
Dr. Arthur N. Leibowitz(4)	51,089	*
Cindy H. Moon(5)	6,089	*
Daniel S. Messina(6)	6,089	*
Dr. Douglas Murphy-Chutorian(7)	899,404	11.9%
Dr. Wayne T. Pan(8)	47,422	*
Andrew B. Weinstein(9)	30,000	*
All directors and officers as a group (7 persons)	1,040,093	13.5%
*	Less than 1%
(1)

Includes (a) 417,537 shares of our common stock held by the Chang Family Trust U/A DTD 10/23/2006, or the Chang Family Trust, for which Mr. and Mrs. Chang are co-trustees and share voting and investment control, (b) 350,376 shares of our common stock held in six separate grantor retained annuity trusts, or GRATs, for which Mr. Chang acts as sole trustee and has voting and investment control, (c) 350,376 shares of our common stock held in six separate GRATs for which Mrs. Chang acts as sole trustee and has voting and investment control and (d) 2,416 shares of our common stock held by Chang 2020 GP LLC, for which Mr. and Mrs. Chang are the sole managers and share voting and investment control. The address for the Chang Family Trust, Chang 2020 GP, LLC, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.

(2)

Includes (a) 590,146 shares of our common stock held by Park West Investors Master Fund, Limited, a Cayman Islands exempted company, or PWIMF, and (b) 58,672 shares of our common stock held by Park West Partners International, Limited, a Cayman Islands exempted company, or PWPI, and, collectively with PWIMF, the PW Funds. Park West Asset Management LLC, a Delaware limited liability company, or PWAM, is the investment manager to the PW Funds, and Peter S. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own the 600,000 shares of our common stock held in the aggregate by the PW Funds. The address of the PW Funds, PWAM and Mr. Park is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(3)

Shares are held by funds and separately managed accounts controlled by Nantahala Capital Management, LLC, a Massachusetts limited liability company, or Nantahala. Wilmot B. Harkey and Daniel Mack are the managing members of Nantahala and may be deemed to beneficially own the shares held by Nantahala. The address of Nantahala, Mr. Harkey and Mr. Mack is 130 Main Street, 2nd Floor, New Canaan, Connecticut 06840.

(4)	Includes (a) 1,089 shares of our common stock and (b) options to purchase 50,000 shares of our common stock.
(5)	Includes (a) 1,089 shares of our common stock and (b) options to purchase 5,000 shares of our common stock.
(6)	Includes (a) 1,089 shares of our common stock and (b) options to purchase 5,000 shares of our common stock.
(7)

Includes (a) 53,571 shares of our common stock, (b) options to purchase an aggregate of 768,958 shares of our common stock and (c) warrants to purchase an aggregate of 76,875 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(8)	Includes (a) 1,089 shares of our common stock and (b) options to purchase 46,333 shares of our common stock.
(9)	Represents options to acquire 30,000 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2020. We do not have any equity compensation plans that have not been approved by securityholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(#)	($)	(#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,359,420	$3.31	997,163
2007 Key Person Stock Option Plan	92,000	$1.31	0
Total	1,451,420	$3.25	997,163

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 (or if we are a “smaller reporting company” at such time, the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years) and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Warrant Repurchases

In May 2019, we entered into a warrant purchase agreement, or the May Repurchase Agreement, with the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, or the Murphy-Chutorian Family Trust, of which Dr. Murphy-Chutorian, our director and chief executive officer is co-Trustee with his spouse and of which he is a beneficiary. Pursuant to the May Repurchase Agreement, we repurchased a warrant to acquire 65,542 shares of our common stock, or the May Repurchase Warrant, held by the Murphy-Chutorian Family Trust, which warrant had an exercise price equal to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of $2,687,222. The purchase price reflects the difference between the aggregate exercise price of the May Repurchase Warrant and the aggregate fair market value of the shares underlying the May Repurchase Warrant, based on the last trade price of our common stock on May 3, 2019, the date of the May Repurchase Agreement. Following this repurchase, the May Repurchased Warrant was cancelled and is no longer issued and outstanding.

In November 2019, we entered into a warrant purchase agreement, or the November Repurchase Agreement, with the Murphy-Chutorian Family Trust. Pursuant to the November Repurchase Agreement, we repurchased warrants to acquire an aggregate of 93,797 shares of our common stock, or collectively, the November Repurchase Warrants, held by the Murphy-Chutorian Family Trust, which warrants had exercise prices ranging from $2.00 to $4.50 per share and an expiration date of July 31, 2023, at an aggregate purchase price of $3,945,696. The purchase price reflects the difference between the aggregate exercise price of the November Repurchase Warrants and the aggregate fair market value of the shares underlying the November Repurchase Warrants, based on the last trade price of our common stock on November 6, 2019, the date of the November Repurchase Agreement. Following this repurchase, the November Repurchased Warrants were cancelled and are no longer issued and outstanding.

Private Company Equity Transfer

In December 2020, we transferred and sold the shares of preferred stock of a private company along with the warrants to purchase common stock we had acquired from such company in October 2020, to Eric Semler, one of our significant stockholders, for a cash purchase price of $1.9 million. We had acquired the shares of preferred stock in November 2020 upon conversion of the $1.5 million convertible promissory note we acquired from such private company in October 2020.

Employment of Immediate Family Members

We currently employ the brother-in-law and sister-in-law of Daniel E. Conger, our vice president, finance, and since January 1, 2019, we have paid such individuals an aggregate of $211,618 in salary and bonus payments.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2020	2019
Audit Fees	$328,700	$402,000
Audit-Related Fees	—	—
Tax Fees	28,150	27,000
Total	$356,850	$429,000

Audit Fees. This category consists of the annual audit of our financial statements and the interim reviews of the quarterly financial statements. For 2019 this category also included an audit of our internal controls over financial reporting.

Audit-Related Fees. None.

Tax Fees. This category consists of services related to sales and use tax in 2020 and services related to Internal Revenue Code Section 382 study in 2019.

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

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of our Form 10-K filed with the Securities and Exchange Commission on March 9, 2020).
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

23.1*	Consent of BDO USA, LLP dated March 9, 2021.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
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

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Semler Scientific, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Accounting for Significant Non-Routine Transaction

As more fully described in Note 6 to the financial statements, on October 2020, the Company entered into a common stock purchase agreement (“SPA”) with a private company to purchase 211,928 shares of the private company’s common stock in exchange for 40,922 shares of the Company’s common stock. The fair value of the consideration was $2.23 million, with the transaction being recorded as a cost method investment as of December 31, 2020.

We identified the Company’s investment in the private company under the SPA as a critical audit matter. Significant judgment was required in the evaluation of the contract terms pursuant to the SPA to determine the classification of the investment, including consideration of potential embedded derivatives. Auditing this transaction involved subjective auditor judgment due to the nature and extent of audit effort required to identify and evaluate the terms of the arrangement.

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining and inspecting the executed SPA and relevant supporting documents for complex contract terms, including potential embedded derivatives.
●	Testing the fair value of the consideration by validating the respective exchange of stock instruments as well as the Company’s closing stock price at the date of the transaction.
●	Evaluating the classification of the investment of the private company as a cost method investment, and assessing potential embedded derivatives for appropriate presentation, valuation and disclosure in the financial statements.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

New York, NY

March 9, 2021

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current Assets:
Cash	$22,079	$7,741
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $36, respectively	2,808	3,486
Prepaid expenses and other current assets	1,376	216
Total current assets	26,263	11,443
Assets for lease, net	2,281	2,079
Property and equipment, net	261	249
Other non-current assets	418	15
Long-term investments	3,051	—
Long-term deferred tax assets	2,365	4,501
Total assets	$34,639	$18,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$677	$338
Accrued expenses	2,798	3,914
Deferred revenue	963	955
Other short-term liabilities	76	—
Total current liabilities	4,514	5,207

Long-term liabilities:
Other long-term liabilities	332	7
Total long-term liabilities	332	7
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,725,422, and 6,556,221 shares issued, and 6,700,422 and 6,531,221 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	7	7
Additional paid-in capital	22,113	19,400
Retained earnings (accumulated deficit)	7,673	(6,334)

Total stockholders’ equity	29,793	13,073

Total liabilities and stockholders’ equity	$34,639	$18,287

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	2020	2019
Revenues	$38,603	$32,767
Operating expenses:
Cost of revenues	3,356	3,661
Engineering and product development	2,938	2,479
Sales and marketing	9,942	8,965
General and administrative	6,406	6,954
Total operating expenses	22,642	22,059
Income from operations	15,961	10,708
Interest income	19	2
Other income (expense)	506	(9)
Other income (expense)	525	(7)
Pre-tax net income	16,486	10,701
Income tax provision (benefit)	2,479	(4,383)
Net income	$14,007	$15,084
Net income per share, basic	$2.13	$2.34
Weighted average number of shares used in computing basic income per share	6,584,441	6,440,724
Net income per share, diluted	$1.74	$1.88
Weighted average number of shares used in computing diluted income per share	8,066,561	8,029,909

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	Common Stock		Treasury Stock			Retained
		Common			Additional	Earnings	Total
	Shares	Stock			Paid-In	(Accumulated	Stockholders’
	Issued	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2018	6,349,985	$6	(25,000)	$—	$25,608	$(21,418)	$4,196
Warrant repurchases	—	—	—	—	(6,633)	—	(6,633)
Warrant exercises	36,197	—	—	—	—	—	—
Stock option exercises	170,039	1	—	—	60	—	61
Stock-based compensation	—	—	—	—	365	—	365
Net income	—	—	—	—	—	15,084	15,084
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073
Employee stock grant	641	—	—	—	—	—	—
Investment in Private company #2 (Note 6)	40,922	—	—	—	2,230	—	2,230
Stock option exercises	127,638	—	—	—	230	—	230
Stock-based compensation	—	—	—	—	253	—	253
Net income	—	—	—	—	—	14,007	14,007
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars)

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,007	$15,084

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	576	632
Deferred tax expense (benefit)	2,136	(4,501)
Loss on disposal of assets for lease	271	206
Allowance for doubtful accounts	55	48
Non-cash interest income	(12)	—
Gain on sale of Private company #3 securities	(442)
Stock-based compensation expense	253	365
Changes in Operating Assets and Liabilities:
Trade accounts receivable	623	(734)
Prepaid expenses and other current assets	(1,160)	(63)
Other non-current assets	(403)	—
Accounts payable	339	58
Accrued expenses	(1,235)	1,113
Deferred revenue	8	520
Other current and non-current liabilities	401	—
Net Cash Provided by Operating Activities	15,417	12,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(149)	(174)
Payment for long-term note receivable from Private company #2	(457)	—
Payment for long-term note receivable from Private company #3	(59)	—
Purchase of shares of preferred stock from Private company #3	(250)	—
Payment for long-term note receivable from Private company #3	(1,424)	—
Proceeds from sale of Private company #3 securities	1,942	—
Purchase of assets for lease	(912)	(1,524)
Net Cash Used in Investing Activities	(1,309)	(1,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of warrants	—	(6,633)
Proceeds from exercise of stock options	230	60
Net Cash Provided by (Used) in Financing Activities	230	(6,573)
INCREASE IN CASH	14,338	4,457
CASH, BEGINNING OF PERIOD	7,741	3,284
CASH, END OF PERIOD	$22,079	$7,741
Cash paid for taxes	$285	$123
Supplemental Disclosure of Cash Flow Information:
Long-term note receivable from Private company #2 settled by stock issuance	$512	$—
Exchange of SMLR common stock for preferred stock of Private company #2	$2,230	$—
Long-term note receivable from Private company #3 settled by stock issuance	$59	$—

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

1.    The Company

Semler Scientific, Inc. (the “Company”) was incorporated in the State of Oregon on August 9, 2007, established C-corporation status in 2012, and reincorporated as a Delaware corporation during 2013. The Company provides technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. In 2011, the Company began commercializing its first patented and U.S. Food and Drug Administration (“FDA”) cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). In March 2015, the Company received FDA 510(k) clearance for the next generation version of its product, QuantaFlo®, which the Company commercially launched in August 2015. The Company has one operating segment and generates revenues domestically primarily through direct licensing to direct customers. The Company is based in Santa Clara, California.

On January 30, 2020, the World Health Organization (“WHO”) declared the recent novel coronavirus (COVID-19) outbreak a global health emergency, which prompted national, state and local governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While restrictions began to ease in the second quarter and activities began to resume, recent outbreaks could lead to restrictions being reimplemented. In the first half of 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. However, in the third and fourth quarters of 2020, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2020 and 2019, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2020 and 2019, there were no impairment indicators.

Property and Equipment

Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as depreciation for capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.

At December 31, 2020 and 2019, capital assets are classified into one of the following categories:

Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company

At December 31, 2020 and 2019, capital assets are depreciated based on the following estimated useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company did not have any impairments to record during either the years ended December 31, 2020 or 2019.

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

The financial instruments of the Company consist primarily of cash, accounts receivable, and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are therefore considered a reasonable estimate of fair value at December 31, 2020 and 2019. The Company invested in the debt and equity securities of two privately held companies, which was recorded on cost basis. See Note 6 to the financial statements for more information.

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

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2020 and 2019.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences attributable to the differences between financial reporting and the tax bases of existing assets and liabilities and net operating loss (“NOL”) carryforwards, and they are measured using enacted tax rates expected to be in effect when differences are expected to reverse. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. In addition, NOLs generated after December 31, 2017 are carried forward indefinitely with yearly NOL utilization limited to 80% of taxable income. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carry-forward and deferred tax assets will not be realized. The estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-08 – Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customer (Topic 606). The amendments on this update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not anticipate this new standard will have a material impact on its financial statements.

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have any impact on the Company's results of operations, cash flows or financial position.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For contracts in an entity's own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock by eliminating the beneficial conversion feature model and cash conversion model. As compared with current GAAP, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument. The interest rate of more convertible debt instruments will be closer to the coupon interest rate. This ASU is effective for the Company’s fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. This ASU is the final update of the 2019 proposed ASU, Codification Improvements, of which various Topics in the Codification are amended, clarified, simplified, or otherwise modified to improve the Codification. The amendments in Section B of this update improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The amendments in Section C of this update are varied in nature and may affect the application of the guidance in cases which the original guidance may have been unclear. The amendments in Section B and C of this update are effective for the Company’s annual periods beginning after December 15, 2020, and the amendments should be applied retrospectively, and entity should apply the amendments at the beginning of the period that includes the adoption date. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition due to reference rate reform initiatives are explicitly eligible for certain optional expedients and exceptions in Topic 84. In addition, to efficiently address another emerging issue related reference rate reform and respond to stakeholder feedback on the proposed feedback on the proposed update on this project, the Board decided to clarify that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as of the result of reference rate reform. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

3.    Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 9 to the financial statements). Assets for lease consist of the following:

	As of December 31,
	2020	2019
Assets for lease	$3,747	$3,374
Less: accumulated depreciation	(1,466)	(1,295)
Assets for lease, net	$2,281	$2,079

Depreciation expense amounted to $439 and $483 for the years ended December 31, 2020 and 2019, respectively. Reduction to accumulated depreciation for returned items was $268 and $163 for the years ended December 31, 2020 and December 31, 2019, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $271 and $206 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, total assets for lease, net, in use at customer locations were $736 and $849, respectively.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

4.    Other Product Inventory

In September 2020, the Company entered into an agreement with Private company #1 to exclusively market and distribute a new product line. Product inventory under this agreement was as follows for the periods presented:

	As of December 31,
	2020	2019
Private company #1	$68	$—

Under this agreement, the Company has committed to purchase $1,200 of product inventory. The Company prepaid for $900 of product inventory and has received $72 of product inventory. The balance of prepaid inventory was $828 as of December 31, 2020. Product inventory was $68 and $0 for the years ended December 31, 2020 and 2019, respectively.

The Company also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, this exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms.

5.    Property and Equipment, net

Capital assets consist of the following:

	As of December 31,
	2020	2019
Capital assets	$786	$636
Less: accumulated depreciation	(525)	(387)
Capital assets, net	$261	$249

Depreciation expense amounted to $138 and $149 for the years ended December 31, 2020 and 2019, respectively.

6.    Long Term Investments

Long term investments consist of the following for the periods presented:

	As of December 31,
	2020	2019
Investments in Private company #2	$2,742	$—
Investments in Private company #3	309	—
Total	$3,051	$—

Private company #2:

In October 2020, the Company purchased 211,928 shares of common stock of Private company #2 from certain sellers in exchange for 40,922 shares of the Company’s common stock. The total fair value of the purchase consideration as of December 31, 2020 was approximately $2,230. The Company has the right to, in various circumstances, sell any or all of these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers. These rights are tied to (a) Private company #2 completing a bona fide equity financing, (b) the share price in such financing, (c) the timing of delivery of certain documents to the Company or (d) at the Company’s sole option, at any time between March 31, 2021 and October 8, 2021.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In September 2020, the Company acquired a promissory note from Private company #2 in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of Private company #2 as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of Private company #2 held by the Company as of December 31, 2020 was approximately $512.

Private company #3:

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Private company #3 to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Private company #3, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Private company #3 as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Private company #3 held by the Company as of December 31, 2020 was approximately $309.

Also in October 2020, the Company acquired another convertible promissory note directly from Private company #3 in the principal amount of $1,500, $100 of which was retained for expense reimbursement, and warrants to purchase common stock of Private company #3. In November 2020, this convertible promissory note, together with all accrued interest thereon, converted pursuant to its terms into shares of preferred stock of Private company #3. In December 2020, the Company transferred and sold such shares of preferred stock and the common stock warrants of Private company #3 to a significant stockholder of the Company for a cash purchase price of $1,942. As of December 31, 2020, the Company no longer held the shares acquired in connection with the conversion of such convertible promissory note. The Company recorded $442 in Other income associated with the sale during the year ended December 31, 2020.

The investments in Private company #2 and #3 securities that were retained by the Company as of December 31, 2020 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

7.    Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019
Compensation	$1,524	$2,803
Accrued Taxes	861	66
Miscellaneous Accruals	413	1,045
Total Accrued Expenses	$2,798	$3,914

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

8.    Concentration of Credit Risk

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2020, two customers accounted for 47.2% and 22.8% of the Company’s revenue. For the year ended December 31, 2019, three customers accounted for 49.4%, 13.2% and 12.5% of the Company’s revenue. As of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7% and 10.4% of the Company’s accounts receivable, respectively. As of December 31, 2019, three customers accounted for 55.9%, 17.6% and 12.0% of the Company’s accounts receivable, respectively.

As of December 31, 2020 and 2019 the allowance for doubtful accounts was $61 and $36, respectively

As of December 31, 2020, two vendors accounted for 15.9% and 24.3% of the Company’s accounts payable, respectively. As of December 31, 2019, two vendors accounted for 15.9% and 14.1% of the Company’s accounts payable, respectively.

9.    Leases

Lessee Arrangements

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2020, the remaining lease term is four years and nine months with no options to renew. Upon adoption of ASC 2016-02, in accordance with the elected practical expedient transition rules, the right of use (“ROU”) asset and liability related to this lease were immaterial as of December 31, 2020. The Company recognized facilities lease expenses of $97 and $68 for the years ended December 31, 2020 and 2019, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2020:

Total
2021	$85
2022	87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	426
Less: present value discount	(19)
Total lease liabilities	407
Lease expense in excess cash payment	(8)
Total ROU asset	$399

As of December 31, 2020, the Company’s ROU asset was $399, which is recorded on the Company’s balance sheet as other current assets, and the Company’s current and noncurrent lease liabilities were $75 and $332, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

The Company also has $18 in remaining payments due on its expiring facilities lease payable in the first quarter of 2021.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3 to the financial statements. During the year ended December 31, 2020, the Company recognized approximately $25,743 in lease revenue related to these arrangements, which is included in revenue on the Statements of Income.

Variable-fee Revenue

The Company recognizes revenues from variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total revenues from variable-fee licenses were approximately $11,610 and $8,927 for the years ended December 31, 2020 and 2019, respectively. Total revenues from sales of hardware and equipment accessories were approximately $1,250 and $927 for the years ended December 31, 2020 and 2019, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company’s testing product for a fixed fee, which is not subject to Topic 606.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

10.  Commitments and Contingencies

In September 2020, the Company entered into an agreement with Private company #1 to exclusively market and distribute a new product line. See Note 4 to the financial statements for more information.

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

11.  Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share.

Each holder of shares of common stock is entitled to one vote for each share held.

For the years ended December 31, 2020 and 2019, a total of 1,528,295 and 1,658,457 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2020	2019
Common stock warrants	76,875	76,875
Stock options	1,451,420	1,581,582
Total	1,528,295	1,658,457

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

12.  Related Party Transactions

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

Following these repurchases, the Murphy-Chutorian Family Trust holds warrants to acquire 16,875 shares of the Company’s common stock at an exercise price of $4.00 per share, and 60,000 shares of the Company’s common stock at an exercise price of $4.50 per share, all of which are exercisable and expire on July 31, 2023.

In December 2020, the Company transferred and sold its shares of preferred stock and common stock warrants of a private company to one of the Company’s significant stockholders, for a cash purchase price of $1,942. See Note 6 to the financial statements for more information.

13.  Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 2,783,616 shares for the year ending December 31, 2020.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2020, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,260,469 shares of an aggregate total of 2,783,616 shares available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2020 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2020 and 2019 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2018	1,761,447	$3.18	6.84	$55,000
Options exercised	(179,865)	2.72
Balance, December 31, 2019	1,581,582	$3.23	5.86	$70,827
Options exercised	(130,162)	2.95
Balance, December 31, 2020	1,451,420	$3.25	4.91	$131,714
Exercisable as of December 31, 2019	1,477,020	$3.06	5.73	$66,389
Exercisable as of December 31, 2020	1,420,368	$3.15	4.87	$129,039

The total compensation cost related to unvested stock option awards not yet recognized was $181 as of December 31, 2020. The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.44 years. The total number of unvested shares was 31,052 and 104,563 as of December 31, 2020 and 2019, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2020 and 2019 was $253 and $365, respectively. There were no options granted or forfeited during the years ended December 31, 2020 or 2019.

The Company has recorded an expense of $253 and $365 as it relates to stock-based compensation for the years ended December 31, 2020 and 2019, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Year ended December 31,
	2020	2019
Cost of Revenues	$—	$1
Engineering and Product Development	—	16
Sales and Marketing	—	46
General and Administrative	253	302
Total	$253	$365

Restricted Stock

The Company granted 641 shares of restricted stock to an employee in the year ended December 31, 2020.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

14.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	2020	2019
Current tax provision:
Federal	$—	$—
State	343	118
Total current tax provision	343	118
Deferred tax provision:
Federal	2,052	(3,645)
State	84	(856)
Total deferred tax provision (benefit)	2,136	(4,501)
Total income tax provision (benefit)	$2,479	$(4,383)

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	2.19%	1.83%
Change in valuation allowance	(0.00)%	(49.89)%
Deferred tax adjustments	0.73%	0.00%
Stock-based compensation	(8.44)%	(13.12)%
Permanent items	(0.44)%	0.4%
Other	0.00%	(1.18)%
Effective income tax rate	15.04%	(40.96)%

The decrease in the effective tax rate was primarily related to a windfall deduction from stock option exercise and the California law changes on the net operating loss utilization.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Deferred tax assets are comprised of the following at December 31:

	2020	2019
Net operating loss carryforwards	$492	$2,646
Deferred revenue	233	233
Depreciation and amortization	—	14
Stock based compensation	605	751
Accrual and reserves	209	145
Research and development credits, net of tax reserve	818	711
Other	18	1
Lease liability	98	—
Total gross deferred tax assets	2,473	4,501
Less valuation allowance	—	—
Net deferred tax assets	2,473	4,501
Deferred tax liabilities:
Depreciation and amortization	(12)	—
Right of use assets	(96)	—
Total deferred tax liabilities	(108)	—
Net deferred tax assets	$2,365	$4,501

Federal and California tax laws impose significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Section 382 of the Code (“Section 382”). The Company has completed a formal 382 study for the period from January 1, 2012 through June 30, 2019 and believes a change in ownership has occurred. The Company has NOL carryforwards for federal and California income tax purposes of approximately $310 and $5,746, respectively, as of December 31, 2020. The federal NOL carryforwards, if not utilized, will expire beginning in 2033. The state NOL carryforwards, if not utilized, will expire beginning in 2036. Under the Tax Act, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. However, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily removes the taxable income limitation to allow NOL carryforwards to fully offset 100% of taxable income. The Company has research and development tax credit carryforwards for federal income tax purposes of approximately $876 for the year ended December 31, 2020. The federal research and development carryforward, if not utilized, will expire beginning in 2033.

Additionally, the CARES Act provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before January 1, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll. As of December 31, 2020, the Company has claimed $466 in this retention credit.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2020 and 2019, the Company had $341 and $295, respectively, of unrecognized tax benefits, excluding interest and penalties. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Gross Unrecognized Tax Benefits 2020	Gross Unrecognized Tax Benefits 2019
Unrecognized tax benefits – January 1	$295	$218
Gross increases related to prior tax positions	1	—
Gross increases related to current tax positions	45	77
Unrecognized tax benefits – December 31	$341	$295

The Company’s policy is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2020 and 2019. The Company files income tax returns in the U.S. federal and various state tax jurisdictions.

The Company’s tax years beginning in 2016 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2017 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2013 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2020.

15.  Net Income Per Share, Basic and Diluted

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. As of December 31, 2020, there are no warrants or options outstanding that are antidilutive.

Basic and diluted net EPS is calculated as follows:

	For the year ended December 31,
	2020			2019
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,584,441	$14,007	$2.13	6,440,724	$15,084	$2.34
Common stock warrants	70,281	—	—	69,068	—	—
Common stock options	1,411,839	—	—	1,520,117	—	—
Diluted EPS	8,066,561	$14,007	$1.74	8,029,909	$15,084	$1.88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2021	Semler Scientific, Inc.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2021

/s/ Andrew B. Weinstein Andrew B. Weinstein	Senior Vice President, Finance and Accounting (Principal Financial Officer)	March 9, 2021

/s/ Daniel E. Conger Daniel E. Conger	Vice President, Finance (Principal Accounting Officer)	March 9, 2021

/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 9, 2021

/s/ Daniel S. Messina	Director	March 9, 2021
Daniel S. Messina

/s/ Cindy H. Moon	Director	March 9, 2021
Cindy H. Moon

/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 9, 2021