Form 10-Q
period 2021-03-31
Semler Scientific, Inc.
filed 2021-05-07
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 6,725,226 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report and our other filings with the Securities and Exchange Commission, or SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report is accurate as of the date of this quarterly report only. Because the risks and uncertainties referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 9, 2021. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended March 31,
	2021	2020
Revenues	$13,183	$9,430
Operating expenses:
Cost of revenues	1,579	850
Engineering and product development	693	842
Sales and marketing	2,816	2,695
General and administrative	2,076	1,591
Total operating expenses	7,164	5,978
Income from operations	6,019	3,452
Interest income	3	2
Other expense	(2)	(4)
Other income (expense)	1	(2)
Pre-tax net income	$6,020	$3,450
Income tax provision	1,143	777
Net income	4,877	2,673
Net income per share, basic	$0.73	$0.41
Weighted average number of shares used in computing basic income per share	6,710,990	6,533,369
Net income per share, diluted	$0.60	$0.33
Weighted average number of shares used in computing diluted income per share	8,169,375	8,065,813

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	March 31,	December 31,
	2021	2020
	Unaudited
Assets
Current Assets:
Cash	$26,478	$22,079
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $61, respectively	4,399	2,808
Inventory	639	340
Prepaid expenses and other current assets	1,769	1,376
Total current assets	33,285	26,603
Assets for lease, net	1,828	1,941
Property and equipment, net	351	261
Other non-current assets	392	418
Long-term investments	3,051	3,051
Long-term deferred tax assets	1,739	2,365
Total assets	$40,646	$34,639

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$470	$677
Accrued expenses	3,477	2,798
Deferred revenue	1,049	963
Other short-term liabilities	77	76
Total current liabilities	5,073	4,514

Long-term liabilities:
Other long-term liabilities	305	332
Total long-term liabilities	305	332
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,745,806, and 6,725,422 shares issued, and 6,720,806 and 6,700,422 shares outstanding (treasury shares of 25,000 and 25,000, respectively)	7	7
Additional paid-in capital	22,711	22,113
Retained earnings	12,550	7,673

Total stockholders’ equity	35,268	29,793

Total liabilities and stockholders’ equity	$40,646	$34,639

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Accumulated Deficit	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073
Stock Option Exercises	2,855	—	—	—	3	—	3
Stock-based Compensation	—	—	—	—	67	—	67
Net income	—	—	—	—	—	2,673	2,673
Balance at March 31, 2020	6,559,076	$7	(25,000)	$—	$19,470	$(3,661)	$15,816

	For the Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Employee Stock Grant	5,400	—	—	—	537	—	537
Stock Option Exercises	14,984	—	—	—	9	—	9
Stock-based Compensation	—	—	—	—	52	—	52
Net income	—	—	—	—	—	4,877	4,877
Balance at March 31, 2021	6,745,806	$7	(25,000)	$—	$22,711	$12,550	$35,268

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the three months ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,877	$2,673

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	155	159
Deferred tax expense	626	721
Loss on disposal of assets for lease	83	66
Allowance for doubtful accounts	5	31
Stock-based compensation expense	589	67
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,595)	1,875
Inventory	(299)	(39)
Prepaid expenses and other current assets	(393)	(457)
Other non-current assets	26	—
Accounts payable	(207)	39
Accrued expenses	679	(1,466)
Other current and non-current liabilities	(26)	—
Deferred revenue	86	34
Net Cash Provided by Operating Activities	4,606	3,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(133)	(91)
Purchase of assets for lease	(83)	(142)
Net Cash Used in Investing Activities	(216)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	9	3
Net Cash Provided by Financing Activities	9	3
INCREASE IN CASH	4,399	3,473
CASH, BEGINNING OF PERIOD	22,079	7,741
CASH, END OF PERIOD	$26,478	$11,214

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.           Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) declared the recent novel coronavirus (COVID-19) outbreak a global health emergency, which prompted national, state and local governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While restrictions began to ease in the second quarter and activities began to resume, recent outbreaks could lead to restrictions being reimplemented. In the first half of 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. In the second half of 2020 and the first quarter of 2021, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This update is effective for the Company’s annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2021 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted the new standard on January 1, 2021 and determined that the adoption of this new accounting guidance did not have an impact on its financial statements.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. This ASU is the final update of the 2019 proposed ASU, Codification Improvements, of which various topics in the Codification are amended, clarified, simplified, or otherwise modified to improve the Codification. The amendments in Section B of this ASU improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The amendments in Section C of this ASU are varied in nature and may affect the application of the guidance in cases which the original guidance may have been unclear. The amendments in Sections B and C of this ASU are effective for the Company’s annual periods beginning after December 15, 2020, and the amendments should be applied retrospectively, and should be applied at the beginning of the period that includes the adoption date. The Company adopted the new standard on January 1, 2021 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity's own equity. For contracts in an entity's own equity, the contracts primarily affected

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock by eliminating the beneficial conversion feature model and cash conversion model. As compared with current GAAP, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument. The interest rate of more convertible debt instruments will be closer to the coupon interest rate. This ASU is effective for the Company’s fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

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

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total fees from variable-fee licenses represent approximately $5,658 and $2,703 for the three months ended March 31, 2021 and 2020, respectively. Total sales of hardware and equipment accessories represent approximately $331 and $270 of revenues for the three months ended March 31, 2021 and 2020, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

3. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In September 2020, the Company entered into an agreement with Private company #1 to exclusively market and distribute a new product line. Product inventory under this agreement was as follows for the periods presented:

Under this agreement, the Company committed to purchase $1,200 of product inventory. The Company prepaid for $900 of product inventory and has received $289 of product inventory as of March 31, 2021. The balance of prepaid inventory was $611 as of March 31, 2021.

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

The Company had other hardware inventory of $356 purchased from other vendors as of March 31, 2021. Total inventory, which includes inventory from Private company #1, was $639 and $340 as of March 31, 2021 and December 31, 2020, respectively.

4.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. Upon shipment under variable-fee license contracts, these assets for lease are sold to the customers, and the asset is recognized as cost of revenue under Accounting Standards Codification or ASC 606, Revenue from Contracts with Customers. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $7,194 and $6,457, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	March 31,	December 31,
	2021	2020
Assets for lease	$3,266	$3,407
Less: accumulated depreciation	(1,438)	(1,466)
Assets for lease, net	$1,828	$1,941

Depreciation expense amounted to $113 and $128 for the three months ended March 31, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $141 and $65 for the three months ended March 31, 2021 and 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $83 and $66 for the three months ended March 31, 2021 and 2020, respectively.

5.            Property and Equipment, net

Capital assets consist of the following:

	March 31,	December 31,
	2021	2020
Capital assets	$919	$786
Less: accumulated depreciation	(568)	(525)
Capital assets, net	$351	$261

Depreciation expense amounted to $43 and $31 for the three months ended March 31, 2021 and 2020, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

6.Long-Term Investments

Long term investments consist of the following for the periods presented:

	March 31,	December 31,
	2021	2020
Investments in Private company #2	$2,742	$2,742
Investments in Private company #3	309	309
Total	$3,051	$3,051

Private Company #2:

In October 2020, the Company purchased 211,928 shares of common stock of Private company #2 from certain sellers in exchange for 40,922 shares of the Company’s common stock. The total fair value of the purchase consideration as of December 31, 2020 was approximately $2,230. The Company had the right to, in various circumstances, sell any or all of these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers. These rights were tied to (a) Private company #2 completing a bona fide equity financing, (b) the share price in such financing, (c) the timing of delivery of certain documents to the Company or (d) at the Company’s sole option, at any time between March 31, 2021 and October 8, 2021. Subsequent to March 31, 2021, the Company exercised the put option. See Note 14 to the Unaudited Condensed Financial Statements for the details.

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

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Private company #3, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Private company #3 as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Private company #3 held by the Company as of March 31, 2021 was approximately $309.

Subsequent to March 31, 2021, the Company entered into a distribution agreement with Private company #3. See Note 14 to the Unaudited Condensed Financial Statements for the details.

The investments in Private company #2 and #3 securities that were retained by the Company as of December 31, 2020 and March 31, 2021 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. No impairment was recorded during the three months ended March 31, 2021.

7.           Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Compensation	$1,749	$1,524
Accrued Taxes	1,281	861
Miscellaneous Accruals	447	413
Total Accrued Expenses	$3,477	$2,798

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2021, two customers accounted for 38.3% and 30.4% of the Company’s revenues, respectively. For the three months ended March 31, 2020, two customers accounted for 46.1% and 21.4%, of the Company’s revenues, respectively. As of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7% and 10.4% of the Company’s accounts receivable, respectively. As of March 31, 2021, four customers accounted for 39.5%, 21.4%, 12.8% and 12.0% of the Company’s accounts receivable, respectively.  The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended March 31, 2021 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2020, two vendors accounted for 15.9% and 24.3% of the Company’s accounts payable, respectively.  As of March 31, 2021, three vendors accounted for 34.8%, 10.8% and 10.0% of the Company’s accounts payable, respectively.

9.          Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of March 31, 2021, the remaining lease term is four years and six months with no options to renew. The Company recognized facilities lease expenses of $44 and $17 for the three months ended March 31, 2021 and March 31, 2020, respectively. The

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2021:

Total
2021 Remaining period	$64
2022	87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	405
Less: present value discount	(23)
Total lease liabilities	382
Lease expense in excess cash payment	(9)
Total ROU asset	$373

As of March 31, 2021, the Company’s right-of-use (“ROU”) asset was $373, which was recorded on the Company’s balance sheet as other current assets, and the Company’s current and noncurrent lease liabilities were $77 and $305, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. As of December 31, 2020, the Company’s ROU asset was $399, which was recorded on the Company’s balance sheet as other current assets, and the Company’s current and noncurrent lease liabilities were $75 and $332, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Lease Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 4 to the Unaudited Condensed Financial Statements.

10.          Commitments and Contingencies

Facilities Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

leased office space in September 2020, and the lease is effective through September 30, 2025. See Note 9 to the Unaudited Condensed Financial Statements for the details.

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

11.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2021, the Share Reserve increased by 268,017 shares due to the automatic 4% increase. The Share Reserve is currently 3,312,882 shares as of March 31, 2021.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2021, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,523,508 shares of an aggregate total of 3,312,882 shares were available for future stock-based compensation grants under the 2014 Plan.

Stock Awards

The Company granted fully vested stock awards for an aggregate 5,400 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the three months ended March 31, 2021. Fair value of these stock awards on grant date was $537.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2021 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, January 1, 2021	1,451,420	$3.25	4.91	$131,714
Options exercised	(15,000)	0.61	—	—
Balance, March 31, 2021	1,436,420	$3.28	4.7	$149,705
Exercisable as of March 31, 2021	1,414,285	$3.20	4.67	$147,503

The total compensation cost related to unvested stock option awards not yet recognized was $132 as of March 31, 2021.  The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.71 years. There were no options granted during the three months ended March 31, 2021 or 2020.

The Company has recorded an expense of $589 and $67 as it relates to stock-based compensation for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021	2020
Cost of Revenues	$—	$—
Engineering and Product Development	32	—
Sales and Marketing	105	—
General and Administrative	452	67
Total	$589	$67

12.           Income Taxes

The Company’s income tax provision for the three months ended March 31, 2021 and March 31, 2020 reflect its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three months ended March 31, 2021 was 18.99% compared to 22.52%, in the same period of the prior year. The decrease in the effective tax rate for the three months ended March 31, 2021 is primarily related to tax benefits associated with share-based compensation plans.

The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with share-based compensation plans and federal and state research and development credit benefit. The difference between the U.S. Federal statutory rate of 21% and the Company’s effective tax rate of 22.52% for the three months ended March 31, 2020 was primarily due to current state taxes that have no net operating loss to offset such taxes.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

As of March 31, 2021 and December 31, 2020, the Company had $342 and $341, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2020 and March 31, 2021.

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

Basic and diluted EPS is calculated as follows:

	Three months ended March 31,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,710,990	$4,877	$0.73	6,533,369	$2,673	$0.41
Common stock warrants	73,497	—		69,715	—
Common stock options	1,384,888	—		1,462,729	—
Diluted	8,169,375	$4,877	$0.60	8,065,813	$2,673	$0.33

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share for the three months ended March 31, 2021 and 2020.

14. Subsequent Events

In October 2020, the Company purchased 211,928 shares of common stock of private company #2 from certain sellers in exchange for 40,922 shares of its common stock. On April 1, 2021, the Company exercised its option to “put” these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers. Following this transfer, the Company continues to hold the shares of preferred stock acquired in December 2020.

In April 2021, the Company entered into an agreement with private company #3 to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. Under this distribution agreement, the Company agreed to purchase $2.0 million of product inventory. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms. The Company continues to hold the shares of preferred stock acquired from this company in October 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2020, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in our Annual Report.

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, and, in September and October 2020, in an effort to provide access to potentially complementary product offerings, we made investments in two private companies working in other product areas.  We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care. In the three months ended March 31, 2021, we had total revenues of $13.2 million and net income of $4.9 million, compared to total revenues of $9.4 million and net income of $2.7 million in the same period in 2020.

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

In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $1.2 million of product inventory. We also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. During September 2020, we prepaid for $0.9 million of product inventory, of which we have received $0.3 million as of March 31, 2021.

In September 2020, we acquired a $0.5 million promissory note from a second private company in a new product area. We funded $0.4 million of the note, and the remaining $0.1 million was retained for expense reimbursement. In December 2020, we agreed to the conversion of the $0.5 million promissory note, together with all accrued interest thereon, into shares of the private company’s preferred stock as repayment in full of such promissory note. In October 2020, we purchased 211,928 shares of common stock of such private company from certain sellers in exchange for 40,922 shares of our common stock, and had the right to “put” share shares of common stock back to the sellers in exchange for the return of shares of our common stock issued to them in certain circumstances, including beginning March 31, 2021 for a limited time period.  Accordingly, in April 2021, we exercised this right and returned these shares of common stock back to the sellers in exchange for the shares of our common stock originally issued to the sellers. Following this transfer, we continue to hold the shares of preferred stock we acquired from this company in December 2020.

In October 2020, we acquired a convertible note in a third private company in a new product area for a purchase price of $58,000, which note converted into shares of preferred stock of such private company concurrent with our purchase of additional shares of preferred stock of such private company for $0.3 million. Subsequently, we acquired a $1.5 million convertible promissory note and warrants to purchase shares of common stock of this third privately-held company. We funded $1.4 million of the note, and the remaining $0.1 million was retained for expense reimbursement. In November 2020, the $1.5 million convertible promissory note, together with all accrued interest thereon, converted pursuant to its terms into shares of the private company’s preferred stock as repayment in full of such convertible promissory note. In December 2020, we transferred and sold these shares of preferred stock, along with the warrants to purchase common stock we had acquired from such company in October 2020, to one of our significant stockholders, for a cash purchase price of $1.9 million. Following this transfer, we continue to hold the shares of preferred stock we acquired from this company in October 2020. In April 2021, we entered into an agreement with this private company to exclusively market and distribute their product line in the United States, including Puerto Rico, except for selected accounts. We are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $2.0 million of product inventory. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

We had revenues of $13.2 million for the three months ended March 31, 2021, an increase of $3.8 million, or 40%, compared to $9.4 million in the same period in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $12.9 million from fees for our vascular testing products for the three months ended March 31, 2021, consisting of $7.2 million from fixed-fee licenses and $5.7 million from variable-fee licenses compared to $9.2 million in the same period of the prior year, consisting of $6.5 million from fixed-fee licenses and $2.7 million from variable-fee licenses. The remainder was from sales of other products, which were $0.3 million for each of the three months ended March 31, 2021 and 2020.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee, or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating expenses

We had total operating expenses of $7.2 million for the three months ended March 31, 2021, an increase of $1.2 million or 20%, compared to $6.0 million in the same period in the prior year. The primary reasons for this change were increases due to personnel expense including stock-based compensation and increased headcount, partially offset by payroll tax reductions that were granted by the federal government in the current quarter compared to the same period in the prior year. As a percentage of revenues, operating expenses decreased to 54% in the first quarter of 2021 as compared to 63% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.6 million for the three months ended March 31, 2021, an increase of $0.7 million, or 86%, compared to $0.9 million in the same period of the prior year. The primary reasons for this change were non-recurring inventory adjustment for supplies and increased headcount. As a percentage of revenues, cost of revenues increased to 12% in the first quarter of 2021, as compared to 9% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $0.7 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 18%, compared to $0.8 million in the same period of the prior year. The decrease was primarily due to payroll tax credit as well as decreased consulting costs associated completed projects, partially offset by higher clinical studies costs and increased headcount. As a percentage of revenues, engineering and product development expense was 5% in the first quarter of 2021, as compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $2.8 million for the three months ended March 31, 2021, an increase of $0.1 million, or 4%, compared to $2.7 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities, partially offset by lower travel expenses and payroll taxes. As a percentage of revenues, sales and marketing expense decreased to 21% in the first quarter of 2021, as compared to 29% in the prior year period.

General and administrative expense

We had general and administrative expense of $2.1 million for the three months ended March 31, 2021, an increase of $0.5 million, or 30%, compared to $1.6 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including the expansion of board of directors, insurance and other professional fees. As a percentage of revenues, general and administrative expense decreased to 16% in the first quarter of 2021, as compared to 17% in the prior year period.

Other income/expense

We had other income of $1,000 for the three months ended March 31, 2021, compared to other expense of $2,000 in the same period of the prior year. The increase was primarily due to miscellaneous income and interest income, partially offset by credit card merchant fees.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $6.0 million, for the three months ended March 31, 2021, an increase of $2.5 million, or 74%, compared to a pre-tax net income of $3.5 million for the same period of the prior year.

Income tax expense (benefit)

We had income tax expense of $1.1 million for the three months ended March 31, 2021, an increase of $0.3 million or 47%, compared to income tax expense of $0.8 million in the same period of the prior year. The tax expense in the current quarter was due to increased income from operations.

Net income

For the foregoing reasons, we had net income of $4.9 million, or $0.73 per basic share and $0.60 per diluted share, for the three months ended March 31, 2021, an increase of $2.2 million, or 82%, compared to a net income of $2.7 million, or $0.41 per basic share and $0.33 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $26.5 million at March 31, 2021 compared to $22.1 million at December 31, 2020, and total current liabilities of $5.0 million at March 31, 2021 compared to $4.5 million at December 31, 2020. As of March 31, 2021, we had working capital of approximately $28.2 million.

Our cash is held in a variety of non-interest bearing bank accounts. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as our recent decision to acquire inventory for distribution in the United States, including Puerto Rico, of two new product line offerings, as well as make two minority investments in other privately-held companies in new product areas.

Operating activities

We generated $4.6 million of net cash from operating activities for the three months ended March 31, 2021 compared to $3.7 million of net cash from operating activities for the same period of the prior year. The change was primarily due to increase of net income, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities provided to net cash of $1.5 million and were primarily due to stock-based compensation expense of $0.6 million, deferred tax expense of $0.6 million, depreciation of $0.2 million, and loss on disposal of assets for lease of $0.1 million. Changes in operating assets and liabilities used $1.7 million of net cash. These changes in operating assets and liabilities included cash used by trade accounts receivable of $1.6 million, prepaid and other expenses of $0.4 million, inventory of $0.3 million and trade payables of $0.2 million, partially offset by cash provided by accrued expenses of $0.7 million and deferred revenue of $0.1 million.

Investing activities

We used $0.2 million of net cash in investing activities for the three months ended March 31, 2021, which reflects funding of purchases of assets for lease of $0.1 million and fixed asset purchases of $0.1 million to support our growing business.

We used $0.2 million of net cash in investing activities for the three months ended March 31, 2020, which reflects purchases of assets for lease of $0.1 million and fixed asset purchases of $0.1 million to support our growing business.

Financing activities

We generated $9,000 in net cash from financing activities during the three months ended March 31, 2021, due to proceeds from exercise of stock options.

We generated $3,000 in net cash from financing activities during the three months ended March 31, 2020, due to proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of each of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of each of March 31, 2021 and December 31, 2020, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our internal control over financial reporting, our disclosure controls and procedures were effective. Our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended March 31, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2021	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting