Form 10-Q
period 2021-06-30
Semler Scientific, Inc.
filed 2021-08-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 6,753,382 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only one FDA-cleared product and may not benefit from our recent investments in other companies developing complementary products;
●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ABI devices;
●	the fact that our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of the ongoing Covid-19 pandemic; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2021.

Because the risks and uncertainties referred to above and in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report and our other filings with the SEC. You should assume that the information appearing in this quarterly report is accurate as of the date of this quarterly report only. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues	$14,311	$6,373	$27,494	$15,803
Operating expenses:
Cost of revenues	996	700	2,575	1,550
Engineering and product development	947	762	1,640	1,605
Sales and marketing	3,622	2,473	6,439	5,168
General and administrative	2,282	1,478	4,358	3,069
Total operating expenses	7,847	5,413	15,012	11,392
Income from operations	6,464	960	12,482	4,411
Interest income	3	1	6	3
Other income	6	29	5	26
Other income	9	30	11	29
Pre-tax net income	6,473	990	12,493	4,440
Income tax (benefit) provision	(215)	(85)	928	692
Net income	$6,688	$1,075	$11,565	$3,748
Net income per share, basic	$1.00	$0.16	$1.72	$0.57
Weighted average number of shares used in computing basic income per share	6,702,258	6,548,215	6,706,678	6,540,755
Net income per share, diluted	$0.83	$0.13	$1.42	$0.47
Weighted average number of shares used in computing diluted income per share	8,092,459	8,035,048	8,130,971	8,050,394

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	June 30,	December 31,
	2021	2020
	Unaudited
Assets
Current Assets:
Cash	$28,511	$22,079
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $61, respectively	4,751	2,808
Inventory	1,715	340
Prepaid expenses and other current assets	5,756	1,376
Total current assets	40,733	26,603
Assets for lease, net	1,731	1,941
Property and equipment, net	411	261
Other non-current assets	373	418
Long-term investments	821	3,051
Long-term deferred tax assets	1,920	2,365
Total assets	$45,989	$34,639

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$500	$677
Accrued expenses	4,421	2,798
Deferred revenue	896	963
Other short-term liabilities	78	76
Total current liabilities	5,895	4,514

Long-term liabilities:
Other long-term liabilities	286	332
Total long-term liabilities	286	332
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,819,304, and 6,725,422 shares issued, and 6,753,382 and 6,700,422 shares outstanding (treasury shares of 65,922 and 25,000, respectively)	7	7
Additional paid-in capital	20,563	22,113
Retained earnings	19,238	7,673

Total stockholders’ equity	39,808	29,793

Total liabilities and stockholders’ equity	$45,989	$34,639

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	(Accumulated Deficit)	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at March 31, 2020	6,559,076	$7	(25,000)	$—	$19,470	$(3,661)	$15,816
Stock option exercises	29,100	—	—	—	67	—	67
Stock-based compensation	—	—	—	—	61	—	61
Net income	—	—	—	—	—	1,075	1,075
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019

	For the Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at March 31, 2021	6,745,806	$7	(25,000)	$—	$22,711	$12,550	$35,268
Exercise of put option in private Company #2 (Note 6)	—		(40,922)	—	(2,230)	—	(2,230)
Stock option exercises	73,498	—	—	—	35	—	35
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	6,688	6,688
Balance at June 30, 2021	6,819,304	$7	(65,922)	$—	$20,563	$19,238	$39,808

	For the Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	(Accumulated Deficit)	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073
Stock option exercises	31,955	—	—	—	70	—	70
Stock-based compensation	—	—	—	—	128	—	128
Net income	—	—	—	—	—	3,748	3,748
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019

	For the Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Exercise of put option in private Company #2 (Note 6)	—		(40,922)	—	(2,230)	—	(2,230)
Employee stock grant	5,400	—	—	—	537	—	537
Stock option exercises	88,482	—	—	—	45	—	45
Stock-based compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	11,565	11,565
Balance at June 30, 2021	6,819,304	$7	(65,922)	$—	$20,563	$19,238	$39,808

See accompanying notes to unaudited condensed financial statements accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the six months ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,565	$3,748

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	310	235
Deferred tax expense	445	596
Loss on disposal of assets for lease	124	125
Allowance for doubtful accounts	9	36
Stock-based compensation expense	635	128
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,952)	2,468
Inventory	(1,375)	(24)
Prepaid expenses and other current assets	(4,381)	(408)
Other non-current assets	45	—
Accounts payable	(177)	(131)
Accrued expenses	1,625	(573)
Other current and non-current liabilities	(44)	—
Deferred revenue	(67)	(142)
Net Cash Provided by Operating Activities	6,762	6,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(237)	(100)
Purchase of assets for lease	(138)	(123)
Net Cash Used in Investing Activities	(375)	(223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	45	70
Net Cash Provided by Financing Activities	45	70
INCREASE IN CASH	6,432	5,905
CASH, BEGINNING OF PERIOD	22,079	7,741
CASH, END OF PERIOD	$28,511	$13,646
Supplemental Disclosure of Cash Flow Information:
Exercised put option of 211,928 common stock in private Company #2 for 40,922 common stock of the Company	$2,230	—

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

COVID-19

In the first quarter of 2020, the World Health Organization (“WHO”) declared the novel coronavirus (“COVID-19”) outbreak a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While restrictions began to ease in the second quarter of 2020 and activities began to resume, continued outbreaks both in the United States and globally could lead to restrictions being reimplemented. In the first half of 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. In the second half of 2020 and the first half of 2021, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.  This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's financial statements.

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total fees from variable-fee licenses represent approximately $6,504 and $290 for the three months ended June 30, 2021 and 2020, respectively. Total fee from variable-fee licenses represents approximately $12,162 and $2,992 for the six months ended June 30, 2021 and 2020, respectively. Total sales of hardware and equipment accessories represent approximately $188 and $129 of revenues for the three months ended June 30, 2021 and 2020, respectively. Total sales of hardware and equipment accessories represent approximately $520 and $400 of revenues for the six months ended June 30, 2021 and 2020, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

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

Under this agreement, the Company committed to purchase $1,200 of product inventory. The Company prepaid for $1,200 of product inventory and has received $917 of product inventory as of June 30, 2021. The balance of prepaid inventory was $283 as of June 30, 2021.

The Company also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, this exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. There were no sales of this product through June 30, 2021.

The Company had other hardware inventory of $808 purchased from other vendors as of June 30, 2021. Total inventory, which includes inventory from Private company #1, was $1,715 and $340 as of June 30, 2021 and December 31, 2020, respectively.

4.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. Upon shipment under variable-fee license contracts, these assets for lease are sold to the customers, and the asset is recognized as cost of revenue under Accounting Standards Codification or ASC 606, Revenue from Contracts with Customers. During the three months ended June 30, 2021 and 2020, the Company recognized approximately $7,618 and $5,954, respectively, in lease revenues related to these arrangements. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $14,812 and $12,411, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	June 30,	December 31,
	2021	2020
Assets for lease	$3,230	$3,407
Less: accumulated depreciation	(1,499)	(1,466)
Assets for lease, net	$1,731	$1,941

Depreciation expense amounted to $110 and $44 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense amounted to $223 and $172 for the six months ended June 30, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $50 and $22 for the three months ended June 30, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $191 and $87 for the six months ended June 30, 2021 and 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $41 and $59 for the three months ended June 30, 2021 and 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $124 and $125 for the six months ended June 30, 2021 and 2020, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

5.            Property and Equipment, net

Capital assets consist of the following:

	June 30,	December 31,
	2021	2020
Capital assets	$1,023	$786
Less: accumulated depreciation	(612)	(525)
Capital assets, net	$411	$261

Depreciation expense amounted to $44 and $32 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense amounted to $87 and $63 for the six months ended June 30, 2021 and 2020, respectively.

6.Long-Term Investments

Long term investments consist of the following for the periods presented:

	June 30,	December 31,
	2021	2020
Investments in Private company #2	$512	$2,742
Investments in Private company #3	309	309
Total	$821	$3,051

Private Company #2:

In October 2020, the Company purchased 211,928 shares of common stock of Private company #2 from certain sellers in exchange for 40,922 shares of the Company’s common stock. The total fair value of the purchase consideration as of December 31, 2020 was approximately $2,230. The Company had the right to, in various circumstances, sell any or all of these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers. These rights were tied to (a) Private company #2 completing a bona fide equity financing, (b) the share price in such financing, (c) the timing of delivery of certain documents to the Company, or (d) at the Company’s sole option, at any time between March 31, 2021 and October 8, 2021. On April 1, 2021, the Company exercised its option to “put” these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers.

In September 2020, the Company acquired a promissory note from Private company #2 in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of Private company #2 as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of Private company #2 held by the Company as of June 30, 2021 and December 31, 2020 was approximately $512.

Private Company #3:

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Private company #3 to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Private company #3, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Private company #3 as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Private company #3 held by the Company as of June 30, 2021 and December 31, 2020 was approximately $309.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In April 2021, the Company entered into an agreement with Private company #3 to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. The Company is currently developing a marketing plan. Under this distribution agreement, the Company agreed to purchase $2,000 of product licenses. Unless terminated early in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms. Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate any revenue from these product licenses during the three and six months ended June 30, 2021.

The investments in Private company #2 and #3 securities that were retained by the Company as of December 31, 2020 and June 30, 2021 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. No impairment was recorded during the three and six months ended June 30, 2021.

7.           Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Compensation	$2,995	$1,524
Accrued Taxes	989	861
Miscellaneous Accruals	437	413
Total Accrued Expenses	$4,421	$2,798

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

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended June 30, 2021, two customers accounted for 37.6% and 33.0% of the Company’s revenues, respectively. For the six months ended June 30, 2021, two customers accounted for 38.0% and 31.8% of the Company’s revenues, respectively. For the three months ended June 30, 2020, one customer accounted for 62.1% of the Company’s revenues. For the six months ended June 30, 2020, two customers accounted for 52.5% and 14.0%, of the Company’s revenues, respectively. As of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7% and 10.4% of the Company’s accounts receivable, respectively. As of June 30, 2021, three customers accounted for 34.6%, 21.6% and 14.3% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the six months ended June 30, 2021 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2020, two vendors accounted for 15.9% and 24.3% of the Company’s accounts payable, respectively.  As of June 30, 2021, three vendors accounted for 23.2%, 10.9% and 10.7% of the Company’s accounts payable, respectively.

9.          Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of June 30, 2021, the remaining lease term is four years and three months with no options to renew. The Company recognized facilities lease expenses of $28 and $18 for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company recognized facilities lease expenses of $68 and $35 for the six months ended June 30, 2021 and June 30, 2020, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of June 30, 2021:

Total
2021 Remaining period	$43
2022	87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	384
Less: present value discount	(20)
Total lease liabilities	364
Lease expense in excess cash payment	(11)
Total ROU asset	$353

As of June 30, 2021, the Company’s right-of-use (“ROU”) asset was $353, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $78 and $286, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. As of December 31, 2020, the Company’s ROU asset was $399, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $75 and $332, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

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

11.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2021, the Share Reserve increased by 268,017 shares due to the automatic 4% increase. The Share Reserve is currently 3,312,882 shares as of June 30, 2021.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2021, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,525,210 shares of an aggregate total of 3,312,882 shares were available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Awards

The Company granted fully vested stock awards for an aggregate 5,400 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the six months ended June 30, 2021. Fair value of these stock awards on grant date was $537.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2021 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, January 1, 2021	1,451,420	$3.25	4.91	$131,714
Options exercised	(90,200)	2.52	—	—
Balance, June 30, 2021	1,361,220	$3.30	4.47	$147,686
Exercisable as of June 30, 2021	1,346,984	$3.25	4.45	$146,208

The total compensation cost related to unvested stock option awards not yet recognized was $85 as of June 30, 2021.  The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.46 years. There were no options granted during the six months ended June 30, 2021 or 2020.

The Company has recorded an expense of $47 and $61 as it relates to stock-based compensation for the three months ended June 30, 2021 and 2020, respectively. The Company has recorded an expense of $635 and $128 as it relates to stock-based compensation for the six months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of Revenues	$—	$—	$—	$—
Engineering and Product Development	—	—	32	—
Sales and Marketing	—	—	105	—
General and Administrative	47	61	498	128
Total	$47	$61	$635	$128

12.           Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2021 and June 30, 2020 reflect its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three and six months ended June 30, 2021 was (3.32%) and 7.43%, respectively, compared to (8.59%) and 15.59%, respectively, in the same periods of the prior year. The decrease in the effective tax rate for the six months ended June 30, 2021 is primarily related to increase of tax benefits associated with share-based compensation plans. The increase in the

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

effective tax rate for the three months ended June 30, 2021 is primarily related to higher income before incomes taxes for the three months ended June 30, 2021, as well as a decrease of income tax benefit from discrete events that occurred during the quarter.

The effective tax rate for the three months and six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with share-based compensation plans, and federal and state research and development (“R&D”) credit benefit. The difference between the U.S. federal statutory rate of 21% and the Company’s effective tax rate for the three months and six months ended June 30, 2020 was primarily due to current state taxes that have no net operating loss to offset such taxes.

As of June 30, 2021, and December 31, 2020, the Company had $331 and $341, respectively of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the year ended December 31, 2020 and six months ended June 30, 2021.

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

Basic and diluted EPS is calculated as follows:

	Three months ended June 30,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,702,258	$6,688	$1.00	6,548,215	$1,075	$0.16
Common stock warrants	73,789	—		69,039	—
Common stock options	1,316,412	—		1,417,794	—
Diluted	8,092,459	$6,688	$0.83	8,035,048	$1,075	$0.13

	Six months ended June 30,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,706,678	$11,565	$1.72	6,540,755	$3,748	$0.57
Common stock warrants	73,643	—		69,377	—
Common stock options	1,350,650	—		1,440,262	—
Diluted	8,130,971	$11,565	$1.42	8,050,394	$3,748	$0.47

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share for the six months ended June 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2020, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in the Annual Report.

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, and, in September and October 2020, in an effort to provide access to potentially complementary product offerings, we made investments in two private companies working in other product areas.  We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care. In the three months ended June 30, 2021, we had total revenues of $14.3 million and net income of $6.7 million, compared to total revenues of $6.4 million and net income of $1.1 million in the same period in 2020. In the six months ended June 30, 2021, we had total revenues of $27.5 million and net income of $11.6 million, compared to total revenues of $15.8 million and net income of $3.7 million in the same period in 2020.

Recent Developments

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. As such restrictions have been lifted around the country and non-emergency medical services resumed in late 2020, our business has returned to and even exceeded pre-COVID-19 levels. In the third and fourth quarters of 2020, we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. However, as we look forward into the remainder of 2021, there is uncertainty that the roll-back in restrictions will be maintained as recent outbreaks of variants occur and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

In September 2020, we entered into an agreement with a private company to exclusively market and distribute a new product line in the United States, including Puerto Rico, for which we are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $1.2 million of product inventory. We also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. During September 2020, we prepaid for $1.2 million of product inventory, of which we have received $0.9 million as of June 30, 2021.

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

In October 2020, we acquired a convertible note in a third private company in a new product area for a purchase price of $58,000, which note converted into shares of preferred stock of such private company concurrent with our purchase of additional shares of preferred stock of such private company for $0.3 million. Subsequently, we acquired a $1.5 million convertible promissory note and warrants to purchase shares of common stock of this third privately-held company. We funded $1.4 million of the note, and the remaining $0.1 million was retained for expense reimbursement. In November 2020, the $1.5 million convertible promissory note, together with all accrued interest thereon, converted pursuant to its terms into shares of the private company’s preferred stock as repayment in full of such convertible promissory note. In December 2020, we transferred and sold these shares of preferred stock, along with the warrants to purchase common stock we had acquired from such company in October 2020, to one of our significant stockholders, for a cash purchase price of $1.9 million. Following this transfer, we continue to hold the shares of preferred stock we acquired from this company in October 2020. In April 2021, we entered into an agreement with this private company to exclusively market and distribute their product line in the United States, including Puerto Rico, except for selected accounts. We are currently developing a marketing plan. Under this distribution agreement, we agreed to purchase $2.0 million of product licenses. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

We had revenues of $14.3 million for the three months ended June 30, 2021, an increase of $7.9 million, or 125%, compared to $6.4 million in the same period in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $14.1 million from fees for our vascular testing products for the three months ended June 30, 2021, consisting of $7.6 million from fixed-fee licenses and $6.5 million from variable-fee licenses compared to $6.3 million in the same period of the prior year, consisting of $6.0 million from fixed-fee licenses and $0.3 million from variable-fee licenses. The remainder was from sales of other products, which were $0.2 million compared to $0.1 million in the same period of the prior year. We experienced the effects of COVID-19 beginning late in the first quarter and primarily during the second quarter of 2020, which decreased our revenues, in particular, revenue from variable-fee licenses.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee, or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts, and to a lesser extent, the fact that revenues for the three months ended June 30, 2020 were lower than usual due to the impact of COVID-19.

Operating expenses

We had total operating expenses of $7.8 million for the three months ended June 30, 2021, an increase of $2.4 million or 45%, compared to $5.4 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense, which was partially offset by payroll tax reductions available in the current quarter as compared to the prior year period. As a percentage of revenues, operating expenses decreased to 55% in the second quarter of 2021 as compared to 85% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.0 million for the three months ended June 30, 2021, an increase of $0.3 million, or 42%, compared to $0.7 million in the same period of the prior year. The primary reasons for this change were increased revenue and headcount. As a percentage of revenues, cost of revenues decreased to 7% in the second quarter of 2021, as compared to 11% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.0 million for the three months ended June 30, 2021, an increase of $0.2 million, or 24%, compared to $0.8 million in the same period of the prior year. The increase was primarily due to increased clinical studies costs as well as increased consulting costs associated with projects. As a percentage of revenues, engineering and product development expense was 7% in the second quarter of 2021, as compared to 12% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.6 million for the three months ended June 30, 2021, an increase of $1.1 million, or 47%, compared to $2.5 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities. As a percentage of revenues, sales and marketing expense decreased to 25% in the second quarter of 2021, as compared to 39% in the prior year period.

General and administrative expense

We had general and administrative expense of $2.3 million for the three months ended June 30, 2021, an increase of $0.8 million, or 54%, compared to $1.5 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including the expansion of board of directors, insurance and other professional fees. As a percentage of revenues, general and administrative expense decreased to 16% in the second quarter of 2021, as compared to 23% in the prior year period.

Other income/expense

We had other income of $9,000 for the three months ended June 30, 2021, compared to other income of $30,000 in the same period of the prior year. The decrease was primarily due to lower miscellaneous income and interest income.

Income tax benefit

We had income tax benefit of $215,000 and $85,000, respectively, for the three months ended June 30, 2021 and 2020. The tax benefit was primarily due to state income taxes (net of federal benefit), tax benefits associated with share-based compensation plans, and federal and state research and development, or R&D credit benefit.

Net income

For the foregoing reasons, we had net income of $6.7 million, or $1.00 per basic share and $0.83 per diluted share, for the three months ended June 30, 2021, an increase of $5.6 million, or 522%, compared to a net income of $1.1 million, or $0.16 per basic share and $0.13 per diluted share, for the same period of the prior year.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

We had revenues of $27.5 million for the six months ended June 30, 2021, an increase of $11.7 million, or 74%, compared to $15.8 million in the same period in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $27.0 million from fees for our vascular testing products for the six months ended June 30, 2021, consisting of $14.8 million from fixed-fee licenses and $12.2 million from variable-fee licenses, compared to $15.4 million in the same period of the prior year, consisting of $12.4 million from fixed-fee licenses and $3.0 million from variable-fee licenses. The remainder was from sales of other products, which were $0.5 million compared to $0.4 million in the same period of the prior year. We experienced the effects of COVID-19 beginning late in the first quarter and primarily during the second quarter of 2020, which decreased our revenues, in particular, revenue from variable-fee licenses.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee, or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts, and to a lesser extent, the fact that revenues for the six months ended June 30, 2020 were lower than usual due to the impact of COVID-19.

Operating expenses

We had total operating expenses of $15.0 million for the six months ended June 30, 2021, an increase of $3.6 million or 32%, compared to $11.4 million in the same period in the prior year. The primary reasons for this change were increases due to personnel expense, including stock-based compensation due to an increased headcount, partially offset by payroll tax reductions available in the current period as compared to the prior year period. As a percentage of revenues, operating expenses decreased to 55% in the first six months of 2021 as compared to 72% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2.6 million for the six months ended June 30, 2021, an increase of $1.0 million, or 66%, compared to $1.6 million in the same period of the prior year. The primary reasons for this change were increased consulting, customer service expenses and increased headcount. As a percentage of revenues, cost of revenues decreased to 9% in the first half of 2021, as compared to 10% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.6 million for the six months ended June 30, 2021, and also in the same period of the prior year. As a percentage of revenues, engineering and product development expenses decreased to 6% in the first six months of 2021, compared to 10% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $6.4 million for the six months ended June 30, 2021, an increase of $1.3 million, or 25%, compared to $5.1 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities, partially offset by travel expenses. As a percentage of revenues, sales and marketing expense decreased to 23% in the first six months of 2021, as compared to 33% in the prior year period.

General and administrative expense

We had general and administrative expense of $4.4 million for the six months ended June 30, 2021, an increase of $1.3 million, or 42%, compared to $3.1 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including the expansion of board of directors, insurance and subscriptions, partially offset by payroll tax credits and consulting fee expenses. As a percentage of revenues, general and administrative expense decreased to 16% in the first six months of 2021, as compared to 19% in the prior year period.

Other income/expense

We had other income of $11,000 for the six months ended June 30, 2021, compared to other income of $29,000 in the same period of the prior year. The decrease was primarily due to lower miscellaneous income and interest income.

Income tax expense

We had income tax expense of $0.9 million for the six months ended June 30, 2021, an increase of $0.2 million or 34%, compared to income tax expense of $0.7 million in the same period of the prior year. The tax expense increase was due to increased income from operations, which was partially offset by tax benefits associated with share-based compensation plans, and federal and state R&D credit benefit.

Net income

For the foregoing reasons, we had net income of $11.6 million, or $1.72 per basic share and $1.42 per diluted share, for the six months ended June 30, 2021, an increase of $7.8 million, or 209%, compared to a net income of $3.7 million, or $0.57 per basic share and $0.47 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash of $28.5 million at June 30, 2021 compared to $22.1 million at December 31, 2020, and total current liabilities of $5.9 million at June 30, 2021 compared to $4.5 million at December 31, 2020. As of June 30, 2021, we had working capital of approximately $34.8 million.

Our cash is held in a variety of non-interest bearing bank accounts. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as our recent decision to acquire inventory for distribution in the United States, including Puerto Rico, of two new product line offerings, as well as make minority investments in other privately-held companies in new product areas.

Operating activities

We generated $6.8 million of net cash from operating activities for the six months ended June 30, 2021 compared to $6.1 million of net cash from operating activities for the same period of the prior year. The change was primarily due to increase of net income, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities provided to net cash of $1.5 million and were primarily due to stock-based compensation expense of $0.7 million, deferred tax expense of $0.4 million, depreciation of $0.3 million, and loss on disposal of assets for lease of $0.1 million. Changes in operating assets and liabilities used $6.3 million of net cash. These changes in operating assets and liabilities included cash used by trade accounts receivable of $2.0 million, prepaid and other expenses of $4.4 million, inventory of $1.4 million and trade payables of $0.2 million, deferred revenue $0.1 million, partially offset by cash provided by accrued expenses of $1.7 million and other noncurrent assets $0.1 million.

Investing activities

We used $0.4 million of net cash in investing activities for the six months ended June 30, 2021, which reflects funding of purchases of assets for lease of $0.1 million and fixed asset purchases of $0.3 million to support our growing business.

We used $0.2 million of net cash in investing activities for the six months ended June 30, 2020, which reflects purchases of assets for lease of $0.1 million and fixed asset purchases of $0.1 million to support our growing business.

Financing activities

We generated $45,000 in net cash from financing activities during the six months ended June 30, 2021, due to proceeds from exercise of stock options.

We generated $70,000 in net cash from financing activities during the six months ended June 30, 2020, due to proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2021, and December 31, 2020, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our internal control over financial reporting, our disclosure controls and procedures were effective. Our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter ended June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended June 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2021	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting