Form 10-Q
period 2021-09-30
Semler Scientific, Inc.
filed 2021-11-05
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
(Address of principal executive offices) (Zip Code) (877) 774-4211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMLR	The Nasdaq Stock Market LLC

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

As of November 1, 2021, there were 6,757,708 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only two FDA-cleared products and may not benefit from our recent investments in other companies developing complementary products;
●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	the fact that our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of the ongoing Covid-19 pandemic; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2021.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues	$13,991	$10,727	$41,485	$26,530
Operating expenses:
Cost of revenues	1,382	820	3,957	2,370
Engineering and product development	1,036	672	2,676	2,277
Sales and marketing	3,968	2,116	10,407	7,283
General and administrative	2,352	1,564	6,710	4,634
Total operating expenses	8,738	5,172	23,750	16,564
Income from operations	5,253	5,555	17,735	9,966
Interest income	3	2	8	5
Other income	1	38	6	64
Other income	4	40	14	69
Pre-tax net income	5,257	5,595	17,749	10,035
Income tax provision	1,107	729	2,034	1,421
Net income	$4,150	$4,866	$15,715	$8,614
Net income per share, basic	$0.61	$0.74	$2.34	$1.31
Weighted average number of shares used in computing basic income per share	6,754,526	6,578,808	6,722,858	6,553,522
Net income per share, diluted	$0.51	$0.61	$1.93	$1.07
Weighted average number of shares used in computing diluted income per share	8,143,377	8,038,513	8,135,337	8,046,759

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	September 30,	December 31,
	2021	2020
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$35,930	$22,079
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $61, respectively	3,972	2,808
Inventory	1,788	340
Prepaid expenses and other current assets	4,405	1,376
Total current assets	46,095	26,603
Assets for lease, net	1,727	1,941
Property and equipment, net	386	261
Other non-current assets	353	418
Long-term investments	821	3,051
Long-term deferred tax assets	1,591	2,365
Total assets	$50,973	$34,639

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$401	$677
Accrued expenses	5,304	2,798
Deferred revenue	909	963
Other short-term liabilities	79	76
Total current liabilities	6,693	4,514

Long-term liabilities:
Other long-term liabilities	266	332
Total long-term liabilities	266	332
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,823,130, and 6,725,422 shares issued, and 6,757,208 and 6,700,422 shares outstanding (treasury shares of 65,922 and 25,000, respectively)	7	7
Additional paid-in capital	20,619	22,113
Retained earnings	23,388	7,673

Total stockholders’ equity	44,014	29,793

Total liabilities and stockholders’ equity	$50,973	$34,639

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	(Accumulated Deficit)	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2020	6,588,176	$7	(25,000)	$—	$19,598	$(2,586)	$17,019
Employee stock grants	641	—	—	—	—	—	—
Stock option exercises	52,016	—	—	—	104	—	104
Stock-based compensation	—	—	—	—	62	—	62
Net income	—	—	—	—	—	4,866	4,866
Balance at September 30, 2020	6,640,833	$7	(25,000)	$—	$19,764	$2,280	$22,051

	For the Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2021	6,819,304	$7	(65,922)	$—	$20,563	$19,238	$39,808
Employee stock grant	116	—	—	—	—	—	—
Stock option exercises	3,710	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	4,150	4,150
Balance at September 30, 2021	6,823,130	$7	(65,922)	$—	$20,619	$23,388	$44,014

	For the Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	(Accumulated Deficit)	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073
Employee stock grants	641	—	—	—	—	—	—
Stock option exercises	83,971	—	—	—	174	—	174
Stock-based compensation	—	—	—	—	190	—	190
Net income	—	—	—	—	—	8,614	8,614
Balance at September 30, 2020	6,640,833	$7	(25,000)	$—	$19,764	$2,280	$22,051

	For the Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Exercise of put option in private Company #2 (Note 6)	—	—	(40,922)	—	(2,230)	—	(2,230)
Employee stock grant	5,516	—	—	—	537	—	537
Stock option exercises	92,192	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	145	—	145
Net income	—	—	—	—	—	15,715	15,715
Balance at September 30, 2021	6,823,130	$7	(65,922)	$—	$20,619	$23,388	$44,014

See accompanying notes to unaudited condensed financial statements accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the nine months ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,715	$8,614

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	470	412
Deferred tax expense	774	1,224
Loss on disposal of assets for lease	221	178
Allowance for doubtful accounts	13	43
Stock-based compensation expense	682	190
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,177)	(13)
Inventory	(1,448)	(32)
Prepaid expenses and other current assets	(3,029)	(1,315)
Other non-current assets	65	(416)
Accounts payable	(276)	(2)
Accrued expenses	2,506	264
Other current and non-current liabilities	(63)	416
Deferred revenue	(54)	5
Net Cash Provided by Operating Activities	14,399	9,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(261)	(103)
Notes receivable	—	(400)
Purchase of assets for lease	(341)	(187)
Net Cash Used in Investing Activities	(602)	(690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	54	174
Net Cash Provided by Financing Activities	54	174
INCREASE IN CASH	13,851	9,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,079	7,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,930	$16,793
Supplemental Disclosure of Cash Flow Information:
Exercised put option of 211,928 common stock in private Company #2 for 40,922 common stock of the Company	$2,230	—

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

COVID-19

In the first quarter of 2020, the World Health Organization (“WHO”) declared the novel coronavirus (“COVID-19”) outbreak a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While restrictions began to ease in the second quarter of 2020 and activities began to resume, continued outbreaks both in the United States and globally could lead to restrictions being reimplemented. In the first half of 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. In the second half of 2020 and the nine months of 2021, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. However, the Company believes that it possibly experienced some negative effects from the COVID-19 pandemic with the outbreak of the Delta variant during the third quarter of 2021, which may have impacted the sequential growth of the Company’s revenues, in particular, revenue from variable-fee licenses. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022, with early adoption permitted. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance. The Company does not expect adoption will have a material impact on the Company's financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in this ASU affect entities that issue

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

convertible instruments and/or contracts in an entity's own equity. For contracts in an entity's own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock by eliminating the beneficial conversion feature model and cash conversion model. As compared with current GAAP, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument. The interest rate of more convertible debt instruments will be closer to the coupon interest rate. This ASU is effective for the Company’s fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance. The Company does not expect adoption will have a material impact on the Company's financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition due to reference rate reform initiatives are explicitly eligible for certain optional expedients and exceptions in Topic 84. In addition, to efficiently address another emerging issue related reference rate reform and respond to stakeholder feedback on the proposed feedback on the proposed update on this project, the Board decided to clarify that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as of the result of reference rate reform. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance. The Company does not expect adoption will have a material impact on the Company's financial statements.

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

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: i) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3, ii) the lessor would have otherwise recognized a day-one loss. This update is effective for the Company’s fiscal years beginning after

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

December 15, 2021. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's financial statements.

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total fees from variable-fee licenses represent approximately $5,847 and $4,088 for the three months ended September 30, 2021 and 2020, respectively. Total fee from variable-fee licenses represents approximately $18,009 and $7,080 for the nine months ended September 30, 2021 and 2020, respectively. Total sales of hardware and equipment accessories represent approximately $300 and $332 of revenues for the three months ended September 30, 2021 and 2020, respectively. Total sales of hardware and equipment accessories represent approximately $820 and $732 of revenues for the nine months ended September 30, 2021 and 2020, respectively.  The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

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

Under this agreement, the Company committed to purchase $1,200 of product inventory, all of which was received as of September 30, 2021.

The Company also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, this exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms. There were no sales of this product through September 30, 2021.

The Company had other hardware inventory of $586 purchased from other vendors as of September 30, 2021. Total inventory, which includes inventory from Private company #1, was $1,788 and $340 as of September 30, 2021 and December 31, 2020, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

4.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. Upon shipment under variable-fee license contracts, these assets for lease are sold to the customers, and the asset is recognized as cost of revenue under Accounting Standards Codification or ASC 606, Revenue from Contracts with Customers. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $7,844 and $6,307, respectively, in lease revenues related to these arrangements. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $22,656 and $18,718, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	September 30,	December 31,
	2021	2020
Assets for lease	$3,287	$3,407
Less: accumulated depreciation	(1,560)	(1,466)
Assets for lease, net	$1,727	$1,941

Depreciation expense amounted to $111 and $146 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense amounted to $334 and $318 for the nine months ended September 30, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $48 and $56 for the three months ended September 30, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $239 and $143 for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $97 and $54 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $221 and $178 for the nine months ended September 30, 2021 and 2020, respectively.

5.            Property and Equipment, net

Capital assets consist of the following:

	September 30,	December 31,
	2021	2020
Capital assets	$1,047	$786
Less: accumulated depreciation	(661)	(525)
Capital assets, net	$386	$261

Depreciation expense amounted to $49 and $32 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense amounted to $136 and $94 for the nine months ended September 30, 2021 and 2020, respectively.

6.Long-Term Investments

Long term investments consist of the following for the periods presented:

	September 30,	December 31,
	2021	2020
Investments in Private company #2	$512	$2,742
Investments in Private company #3	309	309
Total	$821	$3,051

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

In September 2020, the Company acquired a promissory note from Private company #2 in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of Private company #2 as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of Private company #2 held by the Company as of September 30, 2021 and December 31, 2020 was approximately $512.

Private Company #3:

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Private company #3 to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Private company #3, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Private company #3 as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Private company #3 held by the Company as of September 30, 2021 and December 31, 2020 was approximately $309.

In April 2021, the Company entered into a distribution agreement with Private company #3 to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. Under this agreement, the Company agreed to prepay $2,000 of product licenses, which is included in prepaid expenses and other current assets. As of September 30, 2021, the Company has signed one product license with a customer for this product that may commence in the near future. Unless terminated early in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms. Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate any revenue from these product licenses during the three and nine months ended September 30, 2021.

The investments in Private company #2 and #3 securities that were retained by the Company as of December 31, 2020 and September 30, 2021 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. No impairment was recorded during the three and nine months ended September 30, 2021.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

7.           Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Compensation	$3,640	$1,524
Accrued Taxes	1,135	861
Miscellaneous Accruals	529	413
Total Accrued Expenses	$5,304	$2,798

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

The Company maintains cash with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits and money market funds held with banks that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended September 30, 2021, two customers accounted for 39.7% and 27.9% of the Company’s revenues, respectively. For the nine months ended September 30, 2021, two customers accounted for 38.6% and 30.5% of the Company’s revenues, respectively. For the three months ended September 30, 2020, two customers accounted for 39.2% and 29.8% of the Company’s revenues. For the nine months ended September 30, 2020, two customers accounted for 47.2% and 20.4%, of the Company’s revenues, respectively. As of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7% and 10.4% of the Company’s accounts receivable, respectively. As of September 30, 2021, four customers accounted for 30.8%, 16.2%, 13.0% and 12.6% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the nine months ended September 30, 2021 is a U.S. diversified healthcare company and its affiliated plans.

As of December 31, 2020, two vendors accounted for 15.9% and 24.3% of the Company’s accounts payable, respectively.  As of September 30, 2021, three vendors accounted for 14.8%, 14.0% and 10.3% of the Company’s accounts payable, respectively.

9.          Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of September 30, 2021, the remaining lease term is four years with no options to renew. The Company recognized facilities lease expenses of $22 and $32 for the three months ended September 30, 2021 and September 30, 2020, respectively. The Company recognized facilities lease expenses of $90 and $67 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2021:

Total
2021 Remaining period	$22
2022	87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	363
Less: present value discount	(18)
Total lease liabilities	345
Lease expense in excess cash payment	(11)
Total ROU asset	$334

As of September 30, 2021, the Company’s right-of-use (“ROU”) asset was $334, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $79 and $266, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. As of December 31, 2020, the Company’s ROU asset was $399, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $75 and $332, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

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

11.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. In the fourth quarter of 2020, the Board of Directors agreed not to increase the Share Reserve, and accordingly, the Share Reserve did not increase on January 1, 2021. The Share Reserve is currently 3,044,865 shares as of September 30, 2021.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2021, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,216,333 shares of an aggregate total of 3,044,865 shares were available for future stock-based compensation grants under the 2014 Plan.

Stock Awards

The Company granted fully vested stock awards for an aggregate 5,516 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the nine months ended September 30, 2021. Fair value of these stock awards on grant date was $537.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2021 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, January 1, 2021	1,451,420	$3.25	4.91	$131,714
Options exercised	(93,925)	2.54	—	—
Balance, September 30, 2021	1,357,495	$3.30	4.22	$165,253
Exercisable as of September 30, 2021	1,351,245	$3.27	4.21	$164,522

The total compensation cost related to unvested stock option awards not yet recognized was $37 as of September 30, 2021.  The weighted average period over which the total unrecognized compensation cost related to these unvested stock awards will be recognized is 0.20 years. There were no options granted during the nine months ended September 30, 2021 or 2020.

The Company has recorded an expense of $47 and $62 as it relates to stock-based compensation for the three months ended September 30, 2021 and 2020, respectively. The Company has recorded an expense of $682 and $190 as it relates to stock-based compensation for the nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of Revenues	$—	$—	$—	$—
Engineering and Product Development	—	—	32	—
Sales and Marketing	—	—	105	—
General and Administrative	47	62	545	190
Total	$47	$62	$682	$190

12.           Income Taxes

The Company’s income tax provision for the three and nine months ended September 30, 2021 and September 30, 2020 reflect its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three and nine months ended September 30, 2021 was 21.06% and 11.46%, respectively, compared to 13.19% and 14.17%, respectively, in the same periods of the prior year. The decrease in the effective tax rate for the nine months ended September 30, 2021 is primarily related to increase of tax benefits associated with share-based compensation plans. The increase in the effective tax rate for the three months ended September 30, 2021 is primarily related to a decrease in percentage of tax benefit from discrete events associated with share-based compensation plans that occurred during the quarter as compared to the same period in prior year.

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The effective tax rate for the three months and nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with share-based compensation plans, and federal and state research and development (“R&D”) credit benefit. The difference between the U.S. federal statutory rate of 21% and the Company’s effective tax rate for the three and nine months ended September 30, 2020 was primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with share-based compensation plans, federal and state R&D credit benefit and the effect of changes in enacted tax laws.

As of September 30, 2021, and December 31, 2020, the Company had $325 and $341, respectively of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the year ended December 31, 2020 and nine months ended September 30, 2021.

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

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,754,526	$4,150	$0.61	6,578,808	$4,866	$0.74
Common stock warrants	73,922	—		70,291	—
Common stock options	1,314,929	—		1,389,414	—
Diluted	8,143,377	$4,150	$0.51	8,038,513	$4,866	$0.61

	Nine months ended September 30,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,722,858	$15,715	$2.34	6,553,522	$8,614	$1.31
Common stock warrants	73,736	—		69,682	—
Common stock options	1,338,743	—		1,423,555	—
Diluted	8,135,337	$15,715	$1.93	8,046,759	$8,614	$1.07

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share for the nine months ended September 30, 2021 and 2020.

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

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo®, which we began commercializing in August 2015. In September 2020 and in April 2021 respectively, we entered into two agreements with private companies to exclusively market and distribute new product lines in the United States, including Puerto Rico, except for selected accounts, and in September 2021, we signed our first customer to a license for one of these new product lines. Our recent investments in, and/or distribution agreements with, these private companies may allow us to expand our current product offering beyond QuantaFlo® for PAD, in addition to our internal research and development efforts. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the three months ended September 30, 2021, we had total revenues of $14.0 million and net income of $4.2 million, compared to total revenues of $10.7 million and net income of $4.9 million in the same period in 2020. In the nine months ended September 30, 2021, we had total revenues of $41.5 million and net income of $15.7 million, compared to total revenues of $26.5 million and net income of $8.6 million in the same period in 2020.

Recent Developments

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions, which limited patient visits by our customers. As such restrictions have been lifted around the country and non-emergency medical services resumed in late 2020, our business has returned to and even exceeded pre-COVID-19 levels. However, as we look forward into the remainder of 2021 and 2022, there is uncertainty as recent outbreaks of variants had occurred and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers.

We continue to operate as close to normal as possible, notwithstanding the COVID-19 pandemic.  We may have experienced some effects due to the Delta variant of COVID-19 during the third quarter of 2021 as the sequential growth of our revenues dipped, in particular, revenue from variable-fee licenses, where tests are conducted in the home.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

We had revenues of $14.0 million for the three months ended September 30, 2021, an increase of $3.3 million, or 30%, compared to $10.7 million in the same period in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $13.7 million from fees for our vascular testing products for the three months ended September 30, 2021, consisting of $7.8 million from fixed-fee licenses and $5.9 million from variable-fee licenses compared to $10.4 million in the same period of the prior year, consisting of $6.3 million from fixed-

fee licenses and $4.1 million from variable-fee licenses. The remainder was from sales of other products, which were $0.3 million in both periods.

We experienced the effects of COVID-19 beginning late in the first quarter and primarily during the second quarter of 2020, which decreased our revenues, in particular, revenue from variable-fee licenses. However, in the third quarter of 2020, our business returned to and even exceeded pre-COVID-19 levels, and we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. This increased testing volume continued in the first half of 2021, until slowing of sequential growth in revenues from variable-fee licenses in the third quarter of 2021, which we believe this may be either due to effects of the Delta variant of COVID-19 during the third quarter of 2021, or due to a new seasonality in the home-testing market, which it hasn’t seen in prior periods, or due to both.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee, or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts, partially offset by some effects from the COVID-19 pandemic in the third quarter of 2021.

Operating expenses

We had total operating expenses of $8.7 million for the three months ended September 30, 2021, an increase of $3.5 million or 69%, compared to $5.2 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense. As a percentage of revenues, operating expenses increased to 63% in the third quarter of 2021 as compared to 48% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.4 million for the three months ended September 30, 2021, an increase of $0.6 million, or 69%, compared to $0.8 million in the same period of the prior year. The primary reason for this change was an inventory adjustment for supplies and increased headcount. As a percentage of revenues, cost of revenues increased to 10% in the third quarter of 2021, as compared to 8% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.0 million for the three months ended September 30, 2021, an increase of $0.3 million, or 54%, compared to $0.7 million in the same period of the prior year. The increase was primarily due to increased clinical studies costs as well as increased headcount and consulting costs associated with projects. As a percentage of revenues, engineering and product development expense was 7% in the third quarter of 2021, as compared to 6% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $4.0 million for the three months ended September 30, 2021, an increase of $1.9 million, or 88%, compared to $2.1 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities. As a percentage of revenues, sales and marketing expense increased to 28% in the third quarter of 2021, as compared to 20% in the prior year period.

General and administrative expense

We had general and administrative expense of $2.4 million for the three months ended September 30, 2021, an increase of $0.8 million, or 50%, compared to $1.6 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including the expansion of board of directors, insurance, joining Nasdaq market, and other professional fees. As a percentage of revenues, general and administrative expense increased to 17% in the third quarter of 2021, as compared to 15% in the prior year period.

Other income/expense

We had other income of $4,000 for the three months ended September 30, 2021, compared to other income of $40,000 in the same period of the prior year. The decrease was primarily due to lower miscellaneous income.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $5.3 million, or $0.78 per basic share and $0.65 per diluted share, for the three months ended September 30, 2021, a decrease of $0.3 million, or 6%, compared to a pre-tax net income of $5.6 million, or $0.85 per basic share and $0.70 per diluted share for the same period of the prior year.

Income tax expense

We had income tax expense of $1.1 million for the three months ended September 30, 2021, compared to income tax expense of $0.7 million for the three months ended September 30, 2020. Increase of tax expense in the current quarter was due to lower tax benefits relating to employee stock plans, federal and state research and development credit.

Net income

For the foregoing reasons, we had net income of $4.2 million, or $0.61 per basic share and $0.51 per diluted share, for the three months ended September 30, 2021, a decrease of $0.7 million, or 15%, compared to a net income of $4.9 million, or $0.74 per basic share and $0.61 per diluted share, for the same period of the prior year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

We had revenues of $41.5 million for the nine months ended September 30, 2021, an increase of $15.0 million, or 56%, compared to $26.5 million in the same period in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $40.7 million from fees for our vascular testing products for the nine months ended September 30, 2021, consisting of $22.7 million from fixed-fee licenses and $18.0 million from variable-fee licenses, compared to $25.8 million in the same period of the prior year, consisting of $18.7 million from fixed-fee licenses and $7.1 million from variable-fee licenses. The remainder was from sales of other products, which were $0.8 million compared to $0.7 million in the same period of the prior year.

We experienced the effects of COVID-19 beginning late in the first quarter and primarily during the second quarter of 2020, which decreased our revenues, in particular, revenue from variable-fee licenses. However, in the third quarter of 2020, our business returned to and even exceeded pre-COVID-19 levels, and we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. This increased testing volume continued in the first half of 2021, until a slowing of sequential growth in the third quarter of 2021, which we believe may be either due to effects of the Delta variant of COVID-19 during the third quarter of 2021, or due to a new seasonality in the home-testing market, which it hasn’t seen in prior periods, or due to both.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee, or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts, partially offset by some effects from the COVID-19 pandemic in the third quarter of 2021.

Operating expenses

We had total operating expenses of $23.8 million for the nine months ended September 30, 2021, an increase of $7.2 million or 43%, compared to $16.6 million in the same period in the prior year. The primary reasons for this change were due to increased expenses associated with our expanding business, such as increased personnel expenses, including stock-based compensation, partially offset by payroll tax reductions available in the first half as compared to the prior year period. As a percentage of revenues, operating expenses decreased to 57% in the first nine months of 2021 as compared to 62% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $4.0 million for the nine months ended September 30, 2021, an increase of $1.6 million, or 67%, compared to $2.4 million in the same period of the prior year. The primary reasons for this change were increased personnel expenses and an inventory adjustment. As a percentage of revenues, cost of revenues increased to 10% in the nine months ended September 30, 2021, as compared to 9% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $2.7 million for the nine months ended September 30, 2021, an increase of $0.4 million or 18%, compared to $2.3 million in the same period of the prior year. The primary reason for the increase was higher clinical studies expenses. As a percentage of revenues, engineering and product development expenses decreased to 7% in the first nine months of 2021, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $10.4 million for the nine months ended September 30, 2021, an increase of $3.1 million, or 43%, compared to $7.3 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities. As a percentage of revenues, sales and marketing expense decreased to 25% in the first nine months of 2021, as compared to 27% in the prior year period.

General and administrative expense

We had general and administrative expense of $6.7 million for the nine months ended September 30, 2021, an increase of $2.1 million, or 45%, compared to $4.6 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including the expansion of board of directors, insurance and subscriptions, partially offset by payroll tax credits and consulting fee expenses. As a percentage of revenues, general and administrative expense decreased to 16% in the first nine months of 2021, as compared to 17% in the prior year period.

Other income/expense

We had other income of $14,000 for the nine months ended September 30, 2021, compared to other income of $69,000 in the same period of the prior year. The decrease was primarily due to lower miscellaneous income and interest income.

Pre-tax net income

For the foregoing reasons, we had pre-tax net income of $17.7 million, or $2.64 per basic share and $2.18 per diluted share, for the nine months ended September 30, 2021, an increase of $7.7 million, or 77%, compared to a pre-tax net income of $10.0 million, or $1.53 per basic share and $1.25 per diluted share for the same period of the prior year.

Income tax expense

We had income tax expense of $2.0 million for the nine months ended September 30, 2021, an increase of $0.6 million or 43%, compared to income tax expense of $1.4 million in the same period of the prior year. The tax expense increase was due to increased income from operations, which was partially offset by tax benefits associated with share-based compensation plans, and federal and state research and development credit benefit.

Net income

For the foregoing reasons, we had net income of $15.7 million, or $2.34 per basic share and $1.93 per diluted share, for the nine months ended September 30, 2021, an increase of $7.1 million, or 82%, compared to a net income of $8.6 million, or $1.31 per basic share and $1.07 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $35.9 million at September 30, 2021 compared to $22.1 million at December 31, 2020, and total current liabilities of $6.7 million at September 30, 2021 compared to $4.5 million at December 31, 2020. As of September 30, 2021, we had working capital of approximately $39.4 million.

Our cash and cash equivalents are held in a variety of interest and non-interest bearing bank and money market accounts. All cash is readily available and there no restrictions on cash. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as our recent decision to acquire inventory for distribution in the United States, including Puerto Rico, of two new product line offerings, as well as make minority investments in other privately-held companies in new product areas.

Operating activities

We generated $14.4 million of net cash from operating activities for the nine months ended September 30, 2021 compared to $9.6 million of net cash from operating activities for the same period of the prior year. The change was primarily due to increase of net income, which occurred due to growth in our business. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $2.2 million and were primarily due to stock-based compensation expense of $0.7 million, deferred tax expense of $0.8 million, depreciation of $0.5 million, and loss on disposal of assets for lease of $0.2 million. Changes in operating assets and liabilities used $3.5 million of net cash. These changes in operating assets and liabilities included cash used by trade accounts receivable of $1.2 million, prepaid and other expenses of $3.0 million, inventory of $1.4 million and trade payables of $0.3 million, deferred revenue and other non-current liabilities of $0.1 million, partially offset by cash provided by accrued expenses of $2.5 million and other noncurrent assets $0.1 million.

Investing activities

We used $0.6 million of net cash in investing activities for the nine months ended September 30, 2021, which reflects funding of purchases of assets for lease of $0.3 million and fixed asset purchases of $0.3 million to support our growing business.

We used $0.7 million of net cash in investing activities for the nine months ended September 30, 2020, which reflects funding of notes receivable of $0.4 million, purchases of assets for lease of $0.2 million and fixed asset purchases $0.1 million to support our growing business.

Financing activities

We generated $54,000 in net cash from financing activities during the nine months ended September 30, 2021, due to proceeds from exercise of stock options.

We generated $174,000 in net cash from financing activities during the nine months ended September 30, 2020, due to proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2021, and December 31, 2020, other than employment/consulting agreements with key executive officers and our facilities lease obligation, we had no material commitments other than the liabilities reflected in our financial statements.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective. Our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended September 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exh. No.	Exhibit Name
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended September 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2021	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting