Form 10-K
period 2021-12-31
Semler Scientific, Inc.
filed 2022-03-04
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number: 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1367393
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2340-2348 Walsh Avenue, Suite 2344

Santa Clara, CA 95051

(Address of principal executive offices) (Zip Code)

(877) 774-4211

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SMLR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $471,533,909 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 25, 2022 was 6,779,058.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2021 ANNUAL REPORT ON FORM 10-K

In this report, unless otherwise stated or as the context otherwise requires, references to “Semler Scientific,” “the Company,” “we,” “us,” “our” and similar references refer to Semler Scientific, Inc. The Semler Scientific logo, QuantaFlo and other trademarks or service marks of Semler Scientific, Inc. appearing in this report are the property of Semler Scientific, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

i

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

●	If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
●	Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic.
●	We predominantly market only one FDA-cleared product, a vascular testing product; vascular testing may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our exclusive marketing and distribution arrangement, nor benefit from our recent investments in other companies developing complementary products.
●	Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ABI devices.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.
●	Our vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We rely on a small number of employees in our direct sales force and face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.
●	To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.
●	We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
●	We will need to generate significant revenues to remain profitable.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis.

●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	One of our business strategies is developing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. The development of new products and service offerings involves time and expense and we may never realize the benefits of this investment.
●	We may not realize expected benefits from our investments in other companies, which could harm our business.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.
●	The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.
●	Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
●	Our ability to use net operating loss, or NOL, carryforwards to offset future taxable income may be subject to limitations.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remedied our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product.
●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

ITEM 1.   BUSINESS

General

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. Our patented and U.S. Food and Drug Administration, or FDA, cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In April 2021, we entered into an agreement with a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic patients in the United States, including Puerto Rico, except for selected accounts. We made investments in this private software company and in another private company whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house, and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2021, we had total revenues of $53.0 million and net income of $17.2 million compared to total revenues of $38.6 million and net income of $14.0 million in 2020.

COVID-19 Update

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions. These governmental restrictions limited patient visits by our customers, and restricted participation in trade shows and in-person training. When such restrictions were initially lifted around the country and non-emergency medical services resumed in late 2020, our business returned to and even exceeded pre-COVID-19 levels. However, sales personnel continued to be limited in ability to attend trade shows and conduct in-person training through early 2021.

Notwithstanding these limitations, variable fee license revenues (that is, fee-per-test) rebounded strongly in the first half of 2021 from the effects of the ongoing COVID-19, but decreased sequentially in the second half of 2021. We believe variable fee license revenues experienced a COVID-19 related timing change in the behavior of insurance plans when ordering QuantaFlo testing from our health risk assessment customers. We believe this new pattern of testing earlier in the year and the effect on variable fee license revenues may not continue in 2022 or even beyond 2022. However, in January 2022 compared to December 2021, fixed-fee monthly license revenues increased by approximately 1% while variable fee license revenues (i.e., fee-per-test) increased by approximately 87%. Comparing January 2022 to January 2021, fixed-fee monthly license revenues increased by approximately 13%, while variable fee license revenues increased by approximately 6%. All numbers for January 2022 are preliminary and unaudited.

As we look forward into 2022, there is continued uncertainty as outbreaks of variants continue to occur and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers or further impact timing of demand for our products.

Our Products and Services

We currently market a patented and FDA-cleared, vascular testing product, QuantaFlo, to our customers, who include insurance plans, physician groups and risk assessment groups. We also have an exclusive distribution arrangement for the United States, including Puerto Rico, to distribute Insulin Insights, an FDA-cleared, software solution designed to provide insulin dosing recommendations to clinicians for the adjustment and maintenance of blood glucose levels in insulin-dependent patients with Type 2 diabetes. We believe this product will be attractive to our existing customers as well as help expand our customer base.

QuantaFlo

QuantaFlo is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of QuantaFlo:

QuantaFlo features a sensor clamp that is placed on the toe or finger much like current pulse oximetry devices. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. A hardcopy report form is generated that displays four waveforms and the ratio of each leg measurement compared with the arms. Results are classified as Flow Obstruction or No Flow Obstruction.

We have primarily developed a license model rather than an outright sales model for QuantaFlo. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo has an expected average lifetime of at least three years. We intend to reevaluate the monthly price periodically in consideration of the revenue generation associated with QuantaFlo. To date, we roughly estimate that routine office usage of the QuantaFlo has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo. Approximately 59% of our customers are on the fixed-fee software licensing model, whereas 41% are on the variable fee model based on usage.

We have placed our QuantaFlo product with healthcare insurance plans, integrated delivery networks, independent physician groups and companies contracting with the healthcare industry such as risk assessment groups, in addition to doctors’ offices. Our largest customer is a U.S. diversified healthcare company and its affiliated plans, and in the year ended December 31, 2021, it accounted for 40.8% of our revenues compared to 47.2% in the prior year.

Other Blood Flow Testing Methods

Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The traditional ankle brachial index, or ABI, with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally, these tests take 15 minutes to perform and require a vascular technician to be done properly. Like QuantaFlo, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to QuantaFlo, imaging tests are much more expensive and are performed by specialists in special laboratories or offices.

Insulin Insights

Insulin Insights is a software program that is used by a healthcare provider to optimize out-patient insulin dosing. Following our October 2020 minority investment in its owner, in April 2021, we entered into an agreement to exclusively market and distribute this software program in the United States, including Puerto Rico, except for selected accounts. Under this agreement, we pre-paid for $2.0 million of licenses, and signed our first customer to a license in September 2021. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms.

We currently intend to distribute Insulin Insights using a software as a service, or SAAS, license model rather than an outright sales model for Insulin Insights based on a per patient per month fee. We generally require no down payment or long-term commitment from our customers. We intend to reevaluate the price periodically. As we only recently began distributing licenses, to date, we do not have enough experience with the product to be able estimate routine usage of Insulin Insights in terms of patients per office.

We will seek to distribute Insulin Insights to healthcare insurance plans, integrated delivery networks, independent physician groups, and companies that contract with the healthcare industry, such as risk assessment groups, long-term care, or remote patient monitoring organizations, in addition to doctors’ offices. We believe that this software product will be of interest to our existing customer base, as well as help us to expand interest in QuantaFlo to additional customers.

Market Opportunity

QuantaFlo

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

The coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that begins by classifying over 14,000 diagnosis codes into 805 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 pre-cerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 189 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC96 Ischemic or Unspecified Stroke, which includes DXGs 96.01 and 96.02 acute but ill-defined cerebrovascular disease. We believe that quality of care measured by completeness and wellness is an economic benefit. These changes are already in place for the approximately 26 million participants in the Medicare Advantage program and are expected to expand to more types of insured patients as healthcare reform is deployed.

Undiagnosed vascular diseases are major under-diagnosed health problems in the United States. These conditions are common and deadly cardiovascular disease that is often undiagnosed. As with clogged arteries in the heart, clogged arteries in the legs place patients at an increased risk of heart attack and stroke. Published studies have shown that persons with PAD are four times more likely to die of heart attack, and two to three times more likely to die of stroke. According to a study by P.G. Steg published in the JAMA, patients with PAD have a 21% event rate of cardiovascular death, heart attack, stroke or cardiovascular hospitalization within 12 months. The SAGE Group has estimated that as many as 20 million people are affected with PAD in the United States alone and A.T. Hirsch et al. in a JAMA published article further estimate that only 11% have claudication (pain on exertion), a classic symptom of PAD.

Many people affected with PAD do not have noticeable symptoms. When symptoms of PAD are present, they often include fatigue, heaviness, cramping or pain in the legs during activity, leg or foot pain, sores, wounds or ulcers on the toes, feet, or legs, which are slow to heal, shortness of breath, peripheral edema, or enlarged liver. Persons with PAD may become disabled and not be able to work.

Risk factors for developing PAD include:

•	Age (over 50 years)

•	Race (African-American)

•	History of smoking

•	Diabetes

•	High blood pressure

•	High blood cholesterol

•	Personal history of vascular disease, heart attack, or stroke.

We believe medical personnel who care for those older than 50 years are the target market for QuantaFlo, along with those insurance plans that have a high number of Medicare Advantage patients. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of PAD.

According to the National Center for Health Workforce Analysis, there are over 275,000 medical professionals practicing primary care in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of PAD. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of PAD and to look for signs on physical exam, we believe that it is often the case in busy practices that the questions go unasked.

Generally speaking, individual products are not specifically approved by name under a third-party payor code. Physicians who seek reimbursement for PAD testing procedures are likely to use codes that describe non-invasive physiologic testing. We do not track directly how physicians code for and receive payment for such procedures.

Insulin Insights

Of the growing diabetic population in the United States, over a quarter use insulin according to the Center for Disease Control and Prevention. Insulin is a necessary medication as nearly all Type 1 diabetics (approximately 1.6 million people in the United States, and roughly 21% of Type 2 diabetics (of the over 30 million people in the United States with Type 2 diabetics) must also use insulin to bring their blood glucose levels down to a healthy range. Without insulin, patients are likely to suffer from blurred vision, weight loss, and intolerable thirst. Eventually, uncontrolled diabetes can lead to blindness, kidney failure, gangrene, loss of limbs, and ultimately death. Tighter control of glucose is proven to improve the outcomes in diabetes care.

In the United States, about 90% of diabetic patients treating with insulin are managed by primary care practitioners. Insulin Insights is designed to be used by such practitioners to recommend optimal insulin dosing for each individual patient.

CMS has established a star rating system called the Healthcare Effectiveness Data and Information Set, or HEDIS. This system rates how a health plan’s Medicare Advantage program performs across the various HEDIS quality measures on a five-star scale. A comprehensive diabetes program is included in the HEDIS measures for members age 18-75 with diabetes (Type 1 or Type 2). It specifically measures the percentage of plan members who had an HbA1c test during the year and demonstrate good control (<9.0%). Based on the star ratings, high performing health plans are also eligible to be paid bonuses by CMS. We believe this provides a financial incentive to potential customers for an Insulin Insights software license, as it will assist them in working with their diabetic patients to optimize insulin dosing and achieve better control of their blood glucose levels.

Other Products and Services

In November 2021, we terminated our September 2020 exclusive distribution agreement for its product line in the United States, including Puerto Rico, and are now focusing our efforts on additional products and services that we believe are complementary to our existing offering.

In addition to our internal research and development efforts, in October 2020, we invested in an additional private company that has developed a product, Discern, a test for early Alzheimer’s disease. We do not have a distribution agreement for Discern.

Strategy

Our mission is to develop, manufacture and market products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

●	Targeting customers with patients at risk of developing PAD. Healthcare providers use blood flow measurements as part of their assessment of a patient’s vascular condition. Our strategy is to keep marketing QuantaFlo on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 400,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD. Based on U.S. Census data, the evaluable patient population for QuantaFlo is estimated to be more than 80 million patients in the United States annually.

●	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional analog ABI devices.
●	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are also exploring potential new product and service offerings through our research and development programs. These product and service offerings are designed to provide cost-effective wellness solutions for our growing, established customer base. Our goal is to achieve a reputation for outstanding service and the provision of cost-effective wellness solutions, while leveraging our gains in the marketplace for such product and service offerings.
●	Exploring additional product and service offerings through arrangements or potential acquisitions. In addition to our in-house research and development efforts, we are also seeking out opportunities to expand our product and service offerings through marketing, distribution and licensing arrangements, such as our agreement to exclusively market and distribute Insulin Insights line in the United States, including Puerto Rico. Such arrangements will allow us to sell products related to chronic disease management through our network of physicians and other customers. We may also consider opportunistically acquiring additional products if we believe they fit within our strategy.

Sales and Marketing

We provide our QuantaFlo product to our customers through our salespersons and our co-exclusive distributor, Bard Peripheral Vascular, Inc., or Bard, a large medical device company with a worldwide presence in both interventional cardiology and dialysis, which was acquired by Becton, Dickinson and Company in December 2017. Sales through Bard accounted for less than 3% of our revenues in each of 2021 and 2020. In addition to our co-exclusive distributor, we have direct sales and marketing representatives who have experience selling products and services to our anticipated market.

We deliver our vascular testing product directly to our customers, and in-service training to the customers is provided either on-line or in person. Because QuantaFlo is relatively easy to use training can generally be accomplished in less than one day.

Customers who have licensed our QuantaFlo product may pay by credit card or check generally on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We plan to upgrade QuantaFlo operating systems as appropriate by direct shipments.

In addition to the license model with a fixed monthly fee, we also have contracts that charge a variable monthly fee, in which we invoice based on the number of tests performed with QuantaFlo. In addition to licensing the QuantaFlo software, we have sold QuantaFlo equipment and accessories.

In April 2021, we entered into an agreement with Mellitus Health Inc., a private company, to exclusively market and distribute Insulin Insights, a new software product, in the United States, including Puerto Rico, except for selected accounts, and pre-paid for $2.0 million of software licenses. In September 2021, we signed several customers to a license for this product but as of December 31, 2021, we had not generated any material revenues from this product.

Manufacturing

We manufacture our product, QuantaFlo, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of the ongoing COVID-19 pandemic, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

Competition

The principal competitor for QuantaFlo is the standard blood pressure cuff ABI device. QuantaFlo does not include a blood pressure cuff. There are several companies that manufacture the traditional ABI device, which range in price from $2,500 to $20,000. Some of these companies are much larger than us and have more financial resources and their own distributor network. The traditional ABI devices are differentiated by the degree of automation designed into each product. ABI devices that rely more heavily on operator assessment (i.e., listening to the return of pulse while decreasing cuff pressure), are thought to have less objectivity in their measurement. Because standard ABI devices require a better trained operator, the products are usually sold to specialized vascular labs that are supervised by a vascular surgeon, with the tests performed by a licensed vascular technician. It is not uncommon for such ABI devices to be marketed to the offices of internists, podiatrists, endocrinologists or most cardiologists.

Our intention is to provide a tool to internists and non-peripheral vascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For vascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured with traditional analog ABI devices.

Competitors are beginning to market competing digital devices seeking to provide fast results that may be used outside of a specialized vascular laboratory. Given the potential size of the PAD market, we expect competitors to continue to enter the space.

Research and Development Program

We have dedicated engineering consultants that are well integrated into our overall business, ranging from customer requirements to technical support. The engineering group uses our in-house quality system as its framework for new product development and release. The majority of the engineering is circuit design and software development. We are currently developing several updates and modifications to QuantaFlo in conjunction with our consultant engineering groups, as well as exploring potential new product and service offerings. These product and service offerings are being designed to provide cost-effective wellness solutions for our growing, established customer base. The new products and service offerings under development or that may be developed may incorporate some of our current technology or new technology. We are also directing much of our activity to building our trade secrets and protecting proprietary positions.

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

Another study we sponsored was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was sponsored by us.

Another study also was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In this prospective study at five medical practices during 2013 through 2015, 360 limbs from 180 patients were examined with three techniques: Our vascular testing product, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Results demonstrated that our test demonstrated greater sensitivity, greater accuracy and equivalent specificity compared to ABI with Doppler measurements. The results of the study are available as a white paper. Among limitations of the study are that it had a small sample size, was conducted at a mix of primary care and specialty practices, had no formal tracking of consecutive patients, and was sponsored by us.

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

A February 2022 published peer-reviewed study analyzed screening tests using QuantaFlo for undetected and asymptomatic PAD in a Medicare Advantage population between January 2016 and December 2016. In this study, 13,971 patients were tested and 31.6% had a positive result for PAD. Almost 60% had lower socio-economic income level with 15.1% living under the poverty level. The risk associated with detecting PAD was substantial with a 60-70% increased risk of all-cause mortality or morbidity at one year and a 40-50% increased risk of all-cause mortality or morbidity at three years. The risk was not modified by a history of coronary or cerebrovascular artery disease. The authors concluded that these findings highlight an enormous potential to realize cost-savings by reducing cardiovascular event rates and deploying population-based PAD risk mitigation strategies. Among other limitations of the study, the publication mentioned that they were not able to study the potential impact of PAD risk management strategies used after a positive PAD screen was communicated with the primary care provider and patient. This may have led to an underestimation of the true risk as targeted PAD risk management and behavior modification strategies may have been initiated at the discretion of the provider and patient.

Patents and Licenses

We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027.

Government Regulation

U.S. Food and Drug Administration Regulation

QuantaFlo is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

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

FDA’s Pre-market Clearance and Approval Requirements

To commercially distribute QuantaFlo or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a pre-market approval, or PMA, application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. Both pre-market clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

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

Third-Party Coverage and Reimbursement

We cannot control whether or not providers who use QuantaFlo will seek third-party coverage for such procedures or reimbursement. If providers intend to seek third-party coverage or reimbursement for use of QuantaFlo, the success of our product could become dependent on the availability of coverage and reimbursement from third-party payors, such as governmental programs including Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payors and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare and Medicaid, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo measurements that require us to seek reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial health insurers, including those that offer Medicare Advantage plans, and managed care programs. Many of our customers are third-party payors who pay us directly for use of our product and services.

Independent of the coding status, third-party payors may deny coverage based on their own criteria, such as if they believe that the clinical efficacy of a device or procedure is not well established and is deemed experimental or investigational, is not the most cost-effective treatment available, or is used for an unapproved indication. We will continue to provide the appropriate resources to patients, physicians, hospitals and insurers in order to promote the best in patient care and clarity regarding reimbursement and work to obtain appropriate coverage policies. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For example, if CMS decreases the monthly payment for a 65-year-old patient, then the provider will have to decide which steps to eliminate from his or her routine office visits in order to maintain a profitable business model. If the time of an office visit will need to be reduced to maintain a profitable business, a provider may decide to eliminate certain services or conducting certain procedures, such as deciding not to use a thermometer, take someone’s blood pressure or use a QuantaFlo to run an ABI test. Thus, reimbursement limitations imposed by CMS on providers may affect their decision making about which services to provide during an office visit, which could affect our company.

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

It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for QuantaFlo or what actions foreign, federal, state or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to cost-containment initiatives within the health care industry. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

Human Capital Management

As of December 31, 2021, we had 124 employees, all of which were full-time. None of our employees are represented by a labor union, and we consider our relationship with our employees to be positive. We also regularly engage consultants and subcontractors on an as-needed basis. We increased our head count in the fiscal year 2021 from 86 to 124, which represents a 44% increase from the prior year. As we grow our business, we expect to continue to experience growth in the number of our employees, particularly in the areas of sales, marketing, and distribution.

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

Response to COVID-19

As a virtual company, we were better prepared than many at home offices to deal with the effects of the global spread of the ongoing COVID-19 pandemic. Given governmental restrictions mandating “shelter-in-place” or similar limitations, our sales personnel had to eliminate travel, increase the use of our on-line platforms and create new means to replace training methods and hands-on interactions with the customers that we relied on pre-pandemic. To date, we have not terminated any of our employees due to the pandemic. We continue to closely monitor the COVID-19 situation and, if needed, will evolve our plans and policies to keep our employees and customers safe.

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

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. Although we recently began distributing licenses to Insulin Insights, there is no guarantee that we will be successful or that our customers will be interested in this software, which we view as complementary to QuantaFlo. We also mutually terminated a distribution agreement for a different product line in November 2021, and in the fourth quarter of 2021 wrote down $1.2 million of inventory that we had acquired, as our expectations regarding the marketing and distribution of this product line did not prove to be accurate. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Our attempts to alter aspects of our business strategy, such as our recent entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic.

Our business has been and could continue to be adversely affected by the global ongoing COVID-19 pandemic. In the first half of 2020, we experienced decreased test volumes due to "social distancing" and other executive orders mandating "shelter-in-place" or similar restrictions, which limited patient visits by our customers, and restricted participation in trade shows and in-person training, among other items. The testing volume decrease primarily affected revenues from our variable-fee licenses, which are based on usage of our QuantaFlo product, often during home visits by our customers. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. Any future effects of the COVID-19 pandemic, or any similar pandemic, on our business and sales will depend, in part, on the length and severity of any restrictions and limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We currently actively market only one FDA-cleared vascular testing product; vascular testing may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our exclusive marketing and distribution arrangement, nor benefit from our recent investments in other companies developing complementary products.

We currently actively market only one vascular testing product, QuantaFlo, and have an agreement to exclusively market and distribute Insulin Insights, a new software product line in the United States, including Puerto Rico, for which we are developing a marketing plan. We also have a minority investment in another company, NeuroDiagnostics Inc., doing business as SYNAPS Dx, which is developing an additional potentially complementary product offering, Discern, although such product is in early stages and may not ultimately fit with our strategy and customer base. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years. Our vascular testing product, and any other products we may offering the future, may not gain broad market acceptance unless we continue to educate physicians and plans of its benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of vascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with on-going monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases.

If our vascular testing product, QuantaFlo, our diabetes software, Insulin Insights, or other products we may offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 85 sales and marketing employees as of December 31, 2021. If any of our sales or marketing force were to resign, or if our co-exclusive distributor were to cease to do business with us, our sales could be adversely affected. Our co-exclusive distributor accounted for less than 3% of our revenues for each of the years ended December 31, 2021 and 2020. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or another large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the year ended December 31, 2021, two customers accounted for 40.8%, and 28.6% of our revenues, and as of December 31, 2021, three customers accounted for 21.9%, 20.1% and 16.6% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering such as by distributing licenses to Insulin Insights, are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of our vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.

We manufacture our vascular testing product through a small number of independent contractors based in the United States. We also purchase inventory under our exclusive marketing and distribution agreement in a new product area. The loss or disruption of our relationships with outside vendors and suppliers could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the ongoing COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

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

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in November 2021 we mutually terminated a distribution agreement for a product line and wrote down $1.2 million of inventory. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We may not realize expected benefits from our investments in other companies, which could harm our business.

From time to time, we may decide to invest in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in two private companies working in other product areas, Discern and Insulin Insights (for which we now have an exclusive distribution agreement). There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern or realize any benefits from our efforts to distribute Insulin Insights. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

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

Furthermore, although QuantaFlo has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations.

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

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes or in claiming tax credits or taking other tax positions. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain or if we were to be audited, the Internal Revenue Service may not agree with our tax positions. For example, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates and practices are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Our ability to use NOL, carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2021, we had federal NOL carryforwards of $106,000. These NOL carryforwards, to the extent they arose prior to 2018, could expire unused and be unavailable to offset future income tax liabilities. Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have completed a formal Code Section 382 study for the period January 1, 2012 through June 30, 2019 and we believe an ownership change has occurred. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As of December 31, 2021, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 55.9% of our common stock as of February 25, 2022. If these stockholders choose to act together, they are able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our amended and restated bylaws designate exclusive forums for the adjudication of certain disputes, which could limit our stockholders’ ability to bring claims in a judicial forum it finds favorable for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that a state or federal court located within the State of Delaware is the sole and exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders;
●	any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our charter or our bylaws, as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; and
●	any action asserting a claim governed by the internal affairs doctrine.

Our amended and restated bylaws further provide that a federal district court of the United State is the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These provisions further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions.

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find any of these provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will remain a smaller reporting company for so long as either our annual revenues are less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-

affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are greater than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the Nasdaq Stock Market LLC under the symbol “SMLR” since September 27, 2021. From August 11, 2016 to September 26, 2021 was traded on the OTCQB under the symbol “SMLR”. From February 21, 2014 until August 11, 2016, our common stock was traded on the Nasdaq Capital Market under the symbol “SMLR.”

Holders

On February 25, 2022, the closing sale price of a share of our common stock was $72.36 per share and there were 6,779,058 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 29 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Not applicable.

ITEM 6.   Reserved

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

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, which measures arterial blood flow in the extremities to aid in the diagnosis of PAD. In April 2021, we entered into an agreement with a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic patients in the United States, including Puerto Rico, except for select accounts. We made investments in this software company and in another private company whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house, and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2021, we had total revenues of $53.0 million and net income of $17.2 million compared to total revenues of $38.6 million and net income of $14.0 million in 2020. We had an income tax expense of $2.2 million in 2021, compared to $2.5 million in 2020. Our pre-tax net income was $19.5 million in 2021 compared to $16.5 million in 2020.

Recent Developments

Late in the first quarter and into the second quarter of 2020, we experienced decreased test volumes due to COVID-19 related “social distancing” and other executive orders mandating “shelter-in-place” or similar restrictions. These governmental restrictions limited patient visits by our customers, and restricted participation in trade shows and in-person training. As such restrictions have been lifted around the country and non-emergency medical services resumed in late 2020, our business returned to and even exceeded pre-COVID-19 levels. However, sales personnel continued to be limited in ability to attend trade shows and conduct in-person training through early 2021. In the third and fourth quarters of 2020, we experienced even higher test volumes as our customers accelerated usage due to a backlog of untested patients. In 2021, variable fee license revenues (fee-per-test), which grew strongly in the first half of 2021, decreased sequentially in the second half of 2021. We believe this new pattern in the home-testing market is due to a

COVID-19 related timing change in the behavior of insurance plans when ordering QuantaFlo testing from our health risk assessment customers. We believe this new pattern of testing earlier in the year and the effect on variable fee license revenues may not continue in 2022 or even beyond 2022. However, in January 2022 compared to December 2021, fixed-fee monthly license revenues increased by approximately 1% while variable fee license revenues (i.e. fee-per-test) increased by approximately 87%. Comparing January 2022 to January 2021, fixed-fee monthly revenues increased by approximately 13%, while variable fee license revenues increased by approximately 6%. All numbers for January 2022 are preliminary and unaudited.

As we look forward into 2022, there is continued uncertainty as recent outbreaks of variants have occurred and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers, or further impact the timing of demand for our products. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

In April 2021, following on our October 2020 minority investment in Mellitus Health Inc., we entered into a distribution agreement for its software product, Insulin Insights, and pre-paid for $2.0 million of software licenses. We began implementing our marketing plan in the second half of the year.

In November 2021, we mutually agreed to terminate an exclusive distribution agreement with a private company for its product line and took a charge of $1.2 million of product inventory, preferring to focus on products having higher margin and larger revenue opportunities.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the rental or license of our vascular testing product. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that normally automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements, which are either fixed fees, or variable fees based on usage. We also recognize revenue for hardware and supplies sales, as well as sales of product licenses under our exclusive marketing and distribution agreement, as of the date of shipment.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations. For example, in the fourth quarter of 2021 we terminated a distribution agreement and wrote-down $1.2 million of inventory.

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

No impairment charges were recorded during the year ended December 31, 2021 and 2020.

Factors Affecting Future Results

We have not identified any other factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

We had revenues of $53.0 million for the year ended December 31, 2021, compared to $38.6 million in 2020. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $52.0 million from fees for our vascular testing products in 2021, consisting of $30.5 million from fixed-fee licenses and $21.5 million from variable-fee licenses, compared to $37.3 million in 2020, consisting of $25.7 million from fixed-fee licenses and $11.6 million from variable-fee licenses. The remainder was from other equipment/supply sales of accessories, which were $1.0 million in 2021 as compared to $1.3 million in 2020.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. We have not yet generated any material revenues under our Insulin Insights distribution agreement.

Operating Expenses

We had total operating expenses of $33.6 million for the year ended December 31, 2021, compared to $22.6 million in 2020. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers, and the write-down of $1.2 million of inventory in the fourth quarter of 2021 due to our termination of a distribution agreement. As a percentage of revenues, operating expenses increased to 63% in 2021, as compared to 59% in 2020. The changes in the various components of our operating expenses are described below.

Cost of Revenues

We had cost of revenues of $6.1 million for the year ended December 31, 2021, compared to $3.4 million for 2020. The primary reasons for this change were the inventory write-down of $1.2 million due to cancellation of the distribution agreement, as well as increased personnel costs due to increased headcount and increased depreciation on leased assets. As a percentage of revenues, cost of revenues increased to 12% in 2021, as compared to 9% in 2020. Excluding the effect of the $1.2 million write-down of inventory, adjusted cost of revenues was unchanged at 9% in 2021.

Engineering and Product Development Expense

We had engineering and product development expense of $3.8 million for the year ended December 31, 2021, compared to $2.9 million in 2020. The increase was primarily due to personnel, consulting fees, clinical studies and other costs associated with our product development and customization efforts. As a percentage of revenues, engineering and product development expense was 7% in 2021 compared to 8% in 2020.

Sales and Marketing Expense

We had sales and marketing expense of $14.4 million for the year ended December 31, 2021, compared to $9.9 million in 2020. The increase was primarily due to higher sales compensation and personnel expense, higher dues and subscriptions, consulting fee and other expenses. As a percentage of revenues, sales and marketing expense increased to 27% in 2021, as compared to 26% in 2020.

General and Administrative Expense

We had general and administrative expense of $9.2 million for the year ended December 31, 2021, compared to $6.4 million in 2020. The increase was primarily due to employee compensation related expenses, higher insurance, and dues and subscriptions, partially offset by lower local state and taxes. As a percentage of revenues, general and administrative expense was 17% in both 2021 and 2020 years.

Other Income and Expense

We had other income of $10,000 for 2021, compared to $525,000 in 2020. The decrease was primarily due to interest income associated with notes receivable and the sale of an equity in a private company in the prior year.

Provision for Taxes

In 2021, we recorded an income tax expense of $2.2 million, compared to $2.5 million in 2020. The decrease was primarily due to windfall gains resulted from the exercise of stock options. As of December 31, 2021 and 2020, we had federal NOL carryforwards of $0.1 million and $0.3 million, respectively.

Net Income

For the foregoing reasons, we had a net income of $17.2 million for the year ended December 31, 2021, compared to a net income of $14.0 million for the year ended December 31, 2020.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, and pursuant to accounting requirements of the Securities and Exchange Commission. In an effort to provide investors with additional information regarding the results and to provide a meaningful period-over-period comparison of our financial performance, we sometimes use non-U.S. GAAP financial measures, or NGFMs, as defined by the Securities and Exchange Commission. In this annual report, we use the NGFMs of adjusted cost of revenues as a percentage of revenues for the year ended December 31, 2021. Our management uses this NGFM because it adjusts for an event that management believes is not related to its core business, namely a $1.2 million write-down of inventory resulting from termination of a distribution agreement. Our management uses this NGFM to evaluate our financial performance against internal budgets and targets. Our management believes that this NGFM is useful for evaluating our core operating results and facilitating comparison across reporting periods. We believe this NGFM should be considered in addition to, and not in lieu of, GAAP financial measures. Our NGFM may be different from the same NGFMs used by other companies.

Liquidity and Capital Resources

We had cash and cash equivalents of $37.3 million at December 31, 2021, compared to $22.1 million at December 31, 2020, and total current liabilities of $4.9 million at December 31, 2021, compared to $4.5 million at December 31, 2020. As of December 31, 2021, we had working capital of approximately $40.7 million.

Our cash is held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating Activities

We generated $16.1 million of net cash from operating activities for the year ended December 31, 2021, compared to $15.1 million for the year ended December 31, 2020. The improvement was primarily due to changes in net income, as well as both non-cash adjustments and operating assets and liabilities. Non-cash adjustments to reconcile net income to net cash from operating activities were $3.4 million in the year ended December 31, 2021, compared to $2.8 million in the year ended December 31, 2020, primarily due to a $1.2 million inventory write-off, an increase of stock-based compensation and depreciation, partially offset by a decrease in deferred tax expense. Prior year there was a non-cash investment income due to retirement of interest on notes and investments, which also resulted in current year increase of non-cash adjustment. Changes in operating assets and liabilities used $4.6 million of net cash in the year ended December 31, 2021, compared to $1.7 million of net cash in the year ended December 31, 2020, primarily due to an increase in prepaid expenses and other current assets due to overall growth in our business, increase in trade receivables, increase in inventory and decrease in trade payables, partially offset by an increase of accrued expenses due to timing of payments to the vendors.

Investing Activities

We used $0.8 million of net cash in investing activities for the year ended December 31, 2021, compared to $1.0 million of net cash in investing activities for the year ended December 31, 2020. The decrease was primarily attributable to decrease in purchase of assets for lease and decrease of one-time investment transaction, partially offset by an increase of property, plant and equipment due to higher headcount.

Financing Activities

We generated $13,000 of net cash from financing activities during the year ended December 31, 2021, compared to $230,000 during the year ended December 31, 2020, primarily due to proceeds from the exercise of stock options of $58,000, partially offset by taxes paid related to equity awards of $45,000.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that we maintain effective control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	67	Chief Executive Officer and Director	September 2012	2024
Andrew B. Weinstein	57	Senior Vice President, Finance and Accounting	N/A	N/A
Daniel E. Conger	45	Vice President, Finance	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	75	Director	June 2014	2023
Daniel S. Messina	66	Director	August 2020	2024
Cindy H. Moon	45	Director	November 2020	2023
Wayne T. Pan, M.D., Ph.D.	58	Director	May 2014	2022

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

Cindy Moon — Cindy Moon has served as a member of our board of directors since November 2020. Ms. Moon, a D.C.-based, healthcare payment policy expert, is Vice President of Health Care Payment and Delivery Reform with Hart Health Strategies Inc., a bipartisan consulting and lobbying firm specializing in legislative and regulatory health care issues. Prior to joining Hart Health Strategies Inc., Ms. Moon worked at the White House Office of Management and Budget (OMB) where she advised on policy solutions affecting the Medicare program. In this role, Ms. Moon collaborated with federal stakeholders across the Executive Office of the President, the Department of Health and Human Services Office of the Secretary, and the Centers for Medicare and Medicaid Services (CMS) to oversee implementation of major payment and programmatic changes to the Medicare program. Prior to joining OMB, Ms. Moon held successively increasing leadership positions within the Health Plan of San Mateo, a quasi-public health plan offering publicly-sponsored health coverage for qualifying residents of San Mateo County, California. Ms. Moon earned her Master of Public Policy and Master of Public Health from the University of California at Berkeley and her Bachelor of Arts from Harvard University. We believe Ms. Moon’s extensive experience in shaping federal healthcare policy and promoting high-value care qualifies her to be a director of our company.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were in compliance, other than two late Form 4 filings by Douglas Murphy Chutorian, in each case reporting a 10b5-1 plan sales transaction.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer (our chief executive officer), our principal financial officer (our senior vice president, finance and accounting), principal accounting officer (our vice president of finance) and other officers performing similar functions, which we refer to as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.semlercientific.com under the Corporate Governance section of the Investors portion of our website. Our Code of Business Conduct and Ethics is designed to meet the requirements of Item 406 of Regulation S-K. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of the covered persons.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) the two most highly compensated executive officers other than our principal executive officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2021. As none of our named executive officers received any stock awards, option awards or nonqualified deferred compensation earnings during the years ended December 31, 2021 and 2020, we have omitted those columns from the table.

				Non-Equity
				Incentive Plan	All Other
	Fiscal	Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)
Douglas Murphy-Chutorian, M.D.,	2021	$400,000	$0	$400,000	$71,395	$871,395
director and chief executive officer	2020	$400,000	$0	$300,000	$21,982	$721,982
Andrew B Weinstein,	2021	$322,500	$66,000	$0	$46,201	$434,701
senior vice president, finance and accounting	2020	$294,792	$60,000	$0	$31,545	$386,337
Daniel E. Conger,	2021	$210,000	$44,500	$0	$44,328	$298,828
vice president, finance	2020	$210,000	$42,000	$0	$31,545	$283,545
(1)	For Mr. Weinstein, reflects his salary increase effective March 15, 2021.
(2)	For Mr. Conger, 2021 includes an additional $2,500 spot bonus.
(3)

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

Douglas Murphy-Chutorian, M.D.

At the time he joined our company as a director, and subsequently as our chief executive officer, Dr. Murphy-Chutorian did not have a formal employment agreement with our company. We engaged Dr. Murphy-Chutorian as an independent contractor, and he received sales commissions, and then later, a monthly stipend of $16,000, in addition to such sales commissions. In September 2012, Dr. Murphy-Chutorian became a director and, effective October 31, 2012, our chief executive officer. On November 11, 2013, we entered into an at-will employment agreement with Dr. Murphy-

Chutorian. Under the terms of this agreement, Dr. Murphy-Chutorian can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary.

In 2021, Dr. Murphy-Chutorian’s base salary was $400,000, with target incentive equal to 100% of base salary with up to $100,000 achievable per fiscal quarter. Effective, January 1, 2022, Dr. Murphy-Chutorian’s base salary is $450,000, with target incentive equal to 89% of base salary, with up to $100,000 achievable per fiscal quarter.

Andrew B. Weinstein

On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. At the start of 2020, Mr. Weinstein’s base salary was $275,000, with a discretionary bonus equal to 20% of base salary. Effective March 15, 2021, Mr. Weinstein’s base salary was increased to $330,000 (from $300,000), with a discretionary bonus of $66,000 (increased from $60,000).

Daniel E. Conger

On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2021, Mr. Conger’s base salary was $210,000, with a discretionary bonus of $42,000. Effective January 1, 2022, Mr. Conger’s base salary is $216,500, with a discretionary bonus of $43,300.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2021. We have omitted certain columns from the table as we do not have any outstanding stock awards.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas Murphy-Chutorian(1)	85,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.56	12/31/2025
Douglas Murphy-Chutorian(1)	125,000	0	$2.23	02/17/2026
Douglas Murphy-Chutorian(1)	125,000	0	$1.72	01/19/2027
Douglas Murphy-Chutorian(1)	125,000	0	$8.00	12/31/2027
Andrew B. Weinstein(1)	30,000	0	$3.15	03/14/2027
(1)	All the above options are fully vested.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2021 by our non-employee directors. Our non-employee directors received cash, director fees and stock awards in 2021, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “ Summary Compensation Table.” Dr. Murphy-Chutorian does not receive additional compensation for his services as a director.

	Fees Earned or	Stock Awards
	Paid in Cash
Name	($)(1)	($)(2)	Total ($)
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	$67,500	$100,000	$167,500
Wayne T. Pan, M.D., Ph.D.	$75,000	$100,000	$175,000
Cindy H. Moon	$59,250	$100,000	$159,250
Daniel S. Messina	$59,250	$100,000	$159,250

(1)Consists of the annual retainer fee for service as a non-employee member of the board of directors or any board committee. For further information concerning such fees, see the section below entitled “—Non-Employee Director Compensation Policy.”

(2)Represents the grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718.

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

In January 2021, we provided equity compensation to each of our non-employee directors for service on our board consisting of 1,089 shares of our common stock, which awards were granted under the 2014 Stock Incentive Plan, or the 2014 Plan. The number of shares of common stock awarded was determined based on $100,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date. In January 2022, we granted common stock to each of our non-employee directors for service on our board consisting of 1,340 shares, which awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $100,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 25, 2022 of:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 6,779,058 shares of common stock issued and outstanding as of February 25, 2022. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after February 25, 2022 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2340-2348 Walsh Avenue, Suite 2344, Santa Clara, CA 95051.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	1,115,705	16.4%
Park West Asset Management, LLC(2)	460,500	6.8%
Eric Semler	568,221	8.4%
Executive Officers and Directors:
Daniel E. Conger	—	—
Dr. Arthur N. Leibowitz(3)	52,429	*
Cindy H. Moon(4)	6,846	*
Daniel S. Messina(5)	7,429	*
Dr. Douglas Murphy-Chutorian(6)	863,446	11.3%
Dr. Wayne T. Pan(7)	45,118	*
Andrew B. Weinstein(8)	30,000	*
All directors and officers as a group (7 persons)	1,003,268	13.0%
*	Less than 1%
(1)

Includes (a) 283,989 shares of our common stock held by the Chang Family Trust U/A DTD 10/23/2006, or the Chang Family Trust, for which Mr. and Mrs. Chang are co-trustees and share voting and investment control, (b) 295,104 shares of our common stock held in six separate grantor retained annuity trusts, or GRATs, for which Mr. Chang acts as sole trustee and has voting and investment control, (c) 295,104 shares of our common stock held in six separate GRATs for which Mrs. Chang acts as sole trustee and has voting and investment control and (d) 241,508 shares of our common stock held by Chang 2020 GP LLC, for which Mr. and Mrs. Chang are the sole managers and share voting and investment control. The address for the Chang Family Trust, Chang 2020 GP, LLC, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.

(2)

Includes (a) 418,994 shares of our common stock held by Park West Investors Master Fund, Limited, a Cayman Islands exempted company, or PWIMF, and (b) 41,506 shares of our common stock held by Park West Partners International, Limited, a Cayman Islands exempted company, or PWPI, and, collectively with PWIMF, the PW Funds. Park West Asset Management LLC, a Delaware limited liability company, or PWAM, is the investment manager to the PW Funds, and Peter S. Park is the sole member and manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own the 460,500 shares of our common stock held in the aggregate by the PW Funds. The address of the PW Funds, PWAM and Mr. Park is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(3)	Includes (a) 1,089 shares of our common stock granted on January 1, 2021, (b) 1,340 shares our common stock granted on January 21, 2022 and (c) options to purchase 50,000 shares of our common stock.
(4)

Includes (a) 1,089 shares of our common stock granted on January 4, 2021, (b) 757 shares of our common stock net of taxes granted on January 21, 2022 and (c) options to purchase 5,000 shares of our common stock.

(5)	Includes (a) 1,089 shares of our common stock granted on January 4, 2021, (b) 1,340 shares of our common stock granted on January 21, 2022 and (c) options to purchase 5,000 shares of our common stock.
(6)

Includes (a) 23,571 shares of our common stock, (b) options to purchase an aggregate of 763,000 shares of our common stock and (c) warrants to purchase an aggregate of 76,875 shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(7)

Includes (a) 1,089 shares of our common stock granted on January 4, 2021, (b) 1,340 shares of our common stock granted on January 21, 2022 and (c) options to purchase 46,333 shares of our common stock.

(8)	Represents options to acquire 30,000 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2021. We do not have any equity compensation plans that have not been approved by securityholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(#)	($)	(#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan	1,338,245	$3.31	1,215,753
2007 Key Person Stock Option Plan	18,000	$2.37	0
Total	1,356,245	$3.30	1,215,753

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Employment of Immediate Family Members

We currently employ the brother-in-law and sister-in-law of Daniel E. Conger, our vice president, finance. We have paid such individuals an aggregate of $215,162 in salary and bonus payments for the year ended December 31, 2021.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2021	2020
Audit Fees	$350,700	$328,700
Tax Fees	—	28,150
Total	$350,700	$356,850

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

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 26, 2021).
4.1

Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

4.2*	Description of Capital Stock.
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

23.1*	Consent of BDO USA, LLP dated March 4, 2022.
24.1*	Power of Attorney (included on the signature page attached hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
(+)

The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Semler Scientific, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Long-Term Investments

As more fully described in Note 6 to the financial statements, in October 2020, the Company entered into a common stock purchase agreement (“SPA”) to purchase 211,928 shares of a private company’s common stock from certain sellers in exchange for 40,922 shares of the Company’s common stock. The total fair value of the purchase consideration was $2.23 million, with the long-term investment being accounted for as a cost method investment. As part of the SPA the Company had the right, at its sole option at any time between March 31, 2021 and October 8, 2021, to sell any or all of these shares of common stock back to the sellers of the private company in exchange for the shares of the Company’s common stock originally issued to the sellers of the private company. On April 1, 2021, the Company exercised its option to sell all of these shares of common stock back to the sellers of the private company in exchange for the shares of the Company’s common stock originally issued to the sellers of the private company, resulting in the investment being reduced by $2.23 million with a corresponding amount recorded through additional paid-in capital for the year ended December 31, 2021.

We identified the accounting for Company’s exercise of its option to sell back the shares that were acquired from the private company as a critical audit matter. Significant judgment was required in the evaluation of the contract terms pursuant to the SPA to determine the appropriate recording of the exercise of the Company’s option including consideration of this option as a potential embedded derivative. Auditing this transaction involved subjective auditor judgment due to the nature and extent of audit effort required to identify and evaluate the terms of the arrangement.

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining and inspecting the executed SPA and the Company’s accounting analysis, assessing the pertinent provisions of the option features and any potential embedded derivatives.
●	Evaluating the Company’s conclusions as compared to the relevant accounting guidance in respect to the classification, presentation and disclosure of the options within the financial statements.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

New York, NY

March 4, 2022

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$37,323	$22,079
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $61, respectively	3,619	2,808
Inventory	550	340
Prepaid expenses and other current assets	4,044	1,376
Total current assets	45,536	26,603
Assets for lease, net	1,643	1,941
Property and equipment, net	394	261
Other non-current assets	332	418
Long-term investments	821	3,051
Long-term deferred tax assets	1,946	2,365
Total assets	$50,672	$34,639

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$443	$677
Accrued expenses	3,436	2,798
Deferred revenue	921	963
Other short-term liabilities	80	76
Total current liabilities	4,880	4,514

Long-term liabilities:
Other long-term liabilities	245	332
Total long-term liabilities	245	332
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,824,380, and 6,725,422 shares issued, and 6,758,458 and 6,700,422 shares outstanding (treasury shares of 65,922 and 25,000, respectively)	7	7
Additional paid-in capital	20,645	22,113
Retained earnings	24,895	7,673

Total stockholders’ equity	45,547	29,793

Total liabilities and stockholders’ equity	$50,672	$34,639

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	2021	2020

Revenues	$53,027	$38,603
Operating expenses:
Cost of revenues	6,122	3,356
Engineering and product development	3,780	2,938
Sales and marketing	14,445	9,942
General and administrative	9,235	6,406
Total operating expenses	33,582	22,642
Income from operations	19,445	15,961
Interest income	10	19
Other income	—	506
Other income	10	525
Pre-tax net income	19,455	16,486
Income tax provision	2,233	2,479
Net income	$17,222	$14,007
Net income per share, basic	$2.56	$2.13
Weighted average number of shares used in computing basic income per share	6,731,693	6,584,441
Net income per share, diluted	$2.12	$1.74
Weighted average number of shares used in computing diluted income per share	8,138,608	8,066,561

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	Common Stock		Treasury Stock			Retained
		Common			Additional	Earnings	Total
	Shares	Stock			Paid-In	(Accumulated	Stockholders’
	Issued	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	6,556,221	$7	(25,000)	$—	$19,400	$(6,334)	$13,073
Employee stock grant	641	—	—	—	—	—	—
Investment in SYNAPS Dx (Note 6)	40,922	—	—	—	2,230	—	2,230
Stock option exercises	127,638	—	—	—	230	—	230
Stock-based compensation	—	—	—	—	253	—	253
Net income	—	—	—	—	—	14,007	14,007
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Exercise of put option in SYNAPS Dx (Note 6)	—	—	(40,922)	—	(2,230)		(2,230)
Employee stock grant	5,516	—	—	—	512	—	512
Stock option exercises	93,442	—	—	—	58	—	58
Stock-based compensation	—	—	—	—	192	—	192
Net income	—	—	—	—	—	17,222	17,222
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars)

	For the year ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,222	$14,007

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	628	576
Deferred tax expense	408	2,136
Loss on disposal of assets for lease	362	271
Loss on disposal of inventory	1,202	-
Allowance for doubtful accounts	63	55
Non-cash interest income	-	(12)
Gain on sale of Mellitus Health Inc. securities	-	(442)
Stock-based compensation expense	749	253
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(874)	623
Inventory	(1,412)	(303)
Prepaid expenses and other current assets	(2,657)	(1,160)
Other non-current assets	86	(403)
Accounts payable	(234)	339
Accrued expenses	638	(1,235)
Other current and non-current liabilities	(125)	409
Net Cash Provided by Operating Activities	16,056	15,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(318)	(149)
Payment for long-term note receivable from SYNAPS Dx	-	(457)
Payment for long-term note receivable from Mellitus Health Inc.	-	(59)
Purchase of shares of preferred stock from Mellitus Health Inc.	-	(250)
Payment for long-term note receivable from Mellitus Health Inc.	-	(1,424)
Proceeds from sale of Mellitus Health Inc.	-	1,942
Purchase of assets for lease	(507)	(609)
Net Cash Used in Investing Activities	(825)	(1,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to settlement of equity awards	(45)	-
Proceeds from exercise of stock options	58	230
Net Cash Provided by Financing Activities	13	230
INCREASE IN CASH	15,244	14,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,079	7,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,323	$22,079
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	2,647	285
Long-term note receivable from SYNAPS Dx settled by stock issuance	-	512
Exchange of SMLR common stock for preferred stock of SYNAPS Dx	-	2,230
Exercised put option of 211,928 common stock in SYNAPS Dx for 40,922 common stock of the company	(2,230)	-
Long-term note receivable from Mellitus Health Inc. settled by stock issuance	-	59

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

On January 30, 2020, the World Health Organization (“WHO”) declared the recent novel coronavirus (COVID-19) outbreak a global health emergency, which prompted national, state and local governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world and restricted the Company’s ability to perform in person demonstrations to potential customers and attend in-person trade shows or conduct other in-person sales activities. While restrictions began to ease in the second quarter and activities began to resume, recent outbreaks could lead to restrictions being reimplemented. In the first half of 2020, the Company’s revenues, primarily from variable-fee licenses, were negatively impacted by the COVID-19 pandemic. In the third and fourth quarters of 2020, the Company’s revenues, primarily from variable-fee licenses, rebounded to and even exceeded pre-COVID-19 levels. However, the Company believes that it possibly experienced some negative effects from the COVID-19 pandemic, with travel restrictions still in place through early 2021, and with the outbreak of the Delta and Omicron variants during the second half of 2021, which may have impacted the sequential growth of the Company’s revenues, in particular, revenue from variable-fee licenses. The extent and duration of the pandemic is unknown, and the future effects on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

2.    Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include revenue recognition, allowance for doubtful accounts, valuation of equipment on lease, recognition and measurement of current and deferred income taxes, valuation and recognition of investments and valuation of inventory. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2021 and 2020, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2021 and 2020, there were no impairment indicators.

Property and Equipment

Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as depreciation for capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.

At December 31, 2021 and 2020, capital assets are classified into one of the following categories:

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

At December 31, 2021 and 2020, capital assets are depreciated based on the following estimated useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company did not have any impairments to record during either the years ended December 31, 2021 or 2020.

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

The financial instruments of the Company consist primarily of cash, money market accounts, receivable, and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are therefore considered a reasonable estimate of fair value at December 31, 2021 and 2020. The Company invested in the debt and equity securities of two privately held companies, which was recorded on cost basis. See Note 6 to the financial statements for more information.

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

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). There were no matching or discretionary employer contributions made to this plan during the years ended December 31, 2021 and 2020.

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

Statement of Cash Flows

Short term and investments that are readily convertible into cash are treated as cash equivalent in the statement of cash flows.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. This update is effective for the Company’s annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new standard prospectively on January 1, 2021 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted the new standard prospectively on January 1, 2021 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statement.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. This ASU is the final update of the 2019 proposed ASU, Codification Improvements, of which various topics in the Codification are amended, clarified, simplified, or otherwise modified to improve the Codification. The amendments in Section B of this ASU improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The amendments in Section C of this ASU are varied in nature and may affect the application of the guidance in cases which the original guidance may have been unclear. The amendments in Sections B and C of this ASU are effective for the Company’s annual periods beginning after December 15, 2020, and the amendments should be applied retrospectively, and should be applied at the beginning of the period that includes the adoption date. The Company adopted the new standard retrospectively on January 1, 2021 and determined that the adoption of this new accounting guidance did not have a material impact on its financial statements.

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

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The amendments related to issue 6 and 7 effect ASU No. 2020-13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No.2020-13, The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For contracts in an entity's own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock by eliminating the beneficial conversion feature model and cash conversion model. As compared with current GAAP, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument. The interest rate of more convertible debt instruments will be closer to the coupon interest rate. This ASU is effective for the Company’s fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company expects the adoption of this ASU will not have material impact on its financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition due to reference rate reform initiatives are explicitly eligible for certain optional expedients and exceptions in Topic 848. In addition, to efficiently address another emerging issue related reference rate reform and respond to stakeholder feedback on the proposed feedback on the proposed update on this project, the Board decided to clarify that a receive-variable-rate, pay-variable-rate cross-

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as of the result of reference rate reform. The amendments in this update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

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

3.    Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 9 to the financial statements). Assets for lease consist of the following:

	December 31,	December 31,
	2021	2020
Assets for lease	$3,241	$3,407
Less: accumulated depreciation	(1,598)	(1,466)
Assets for lease, net	$1,643	$1,941

Depreciation expense amounted to $442 and $439 for the years ended December 31, 2021 and 2020, respectively. Reduction to accumulated depreciation for returned items was $310 and $268 for the years ended December 31, 2021 and December 31, 2020, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $362 and $271 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, total assets for lease, net, in use at customer locations were $631 and $736, respectively.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

4.    Inventory

As of December 31, 2021 and 2020, the inventory balance was $550 and $340, respectively.

In September 2020, the Company entered into an agreement with Private company #1 to exclusively market and distribute a new product line. Product inventory under this agreement was as follows for the periods presented:

Under this agreement, the Company has purchased product inventory of $1,202 since the agreement was signed. The Company also agreed to make royalty payments ranging from 0% to 10% of net sales depending on the average net sales price of the distributed products. Unless early terminated in accordance with its terms, this exclusive distribution agreement will remain in full force and effect until December 31, 2024, and thereafter there is an option for this agreement to be automatically renewed for additional 4-year terms.

Since entry into the distribution agreement in September 2020, the Company was not able to generate significant revenue from this product and in November 2021, the distribution agreement was terminated by mutual consent. As per the termination agreement, the Company is allowed to sell the existing inventory within a year from January 1, 2022. Because, this product is new to the market, and requires a longer sales cycle, it is difficult to establish a foothold in the market within one year. Termination of the agreement further complicated the Company’s marketing efforts to develop long-term customer relationships. Hence, management concluded the net realizable value of the product inventory is zero and wrote-off 100% of $1.2 million of inventory of this product.

5.    Property and Equipment, net

Capital assets consist of the following:

	December 31,	December 31,
	2021	2020
Capital assets	$882	$786
Less: accumulated depreciation	(488)	(525)
Capital assets, net	$394	$261

Depreciation expense amounted to $180 and $138 for the years ended December 31, 2021 and 2020, respectively.

6.    Long Term Investments

Long term investments consist of the following for the periods presented:

	December 31,	December 31,
	2021	2020
Investments in SYNAPS Dx	$512	$2,742
Investments in Mellitus Health Inc.	309	309
Total	$821	$3,051

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of December 31, 2021 and 2020 was approximately $512.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In October 2020, the Company purchased 211,928 shares of common stock of SYNAPS Dx, from certain sellers in exchange for 40,922 shares of the Company’s common stock. The total fair value of the purchase consideration as of December 31, 2020 was approximately $2,230. The Company had the right to, in various circumstances, sell any or all of these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers. These rights were tied to (a) SYNAPS Dx completing a bona fide equity financing, (b) the share price in such financing, (c) the timing of delivery of certain documents to the Company or (d) at the Company’s sole option, at any time between March 31, 2021 and October 8, 2021. On April 1, 2021, the Company exercised its option to “put” these shares of common stock back to the sellers in exchange for the shares of the Company’s common stock originally issued to the sellers.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc., (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of December 31, 2021 and 2020 was approximately $309.

Also in October 2020, the Company acquired another convertible promissory note directly from Mellitus in the principal amount of $1,500, $100 of which was retained for expense reimbursement, and warrants to purchase common stock of Mellitus. In November 2020, this convertible promissory note, together with all accrued interest thereon, converted pursuant to its terms into shares of preferred stock of Mellitus. In December 2020, the Company transferred and sold such shares of preferred stock and the common stock warrants of Mellitus to a significant stockholder of the Company for a cash purchase price of $1,942. As of December 31, 2020, the Company no longer held the shares acquired in connection with the conversion of such convertible promissory note. The Company recorded $442 in Other income associated with the sale during the year ended December 31, 2020.

In April 2021, the Company entered into an agreement with Mellitus to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. The Company is currently developing a marketing plan. Under this distribution agreement, the Company agreed to purchase $2,000 of product licenses and prepaid $2,000 for the license purchases. This prepayment is included in ‘Prepaid expenses and other current assets’ in the balance sheet. Unless terminated early in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms. Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate any revenue from these product licenses during the year ended December 31, 2021.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of December 31, 2021 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. In accordance with ASC 321, the Company assessed qualitatively for impairment and determined that there was no impairment for these investments in 2021.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

7.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Compensation	$1,754	$1,524
Accrued Taxes	1,159	861
Miscellaneous Accruals	523	413
Total Accrued Expenses	$3,436	$2,798

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2021, two customers accounted for 40.8% and 28.6% of the Company’s revenue. For the year ended December 31, 2020, two customers accounted for 47.2%, and 22.8% of the Company’s revenue. As of December 31, 2021, three customers accounted for 21.9%, 20.1% and 16.6% of the Company’s accounts receivable, respectively. As of December 31, 2020, four customers accounted for 31.2%, 19.4%, 15.7% and 10.4% of the Company’s accounts receivable, respectively.

As of December 31, 2021 and 2020 the allowance for doubtful accounts was $61.

As of December 31, 2021, one vendor accounted for 14.0% of the Company’s accounts payable. As of December 31, 2020, two vendors accounted for 15.9% and 24.3% of the Company’s accounts payable, respectively.

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2021, the remaining lease term is three years and nine months with no options to renew. The Company recognized facilities lease expenses of $112 and $97 for the years ended December 31, 2021 and 2020, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2021:

Total
2022	$87
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	341
Less: present value discount	(16)
Total lease liabilities	325
Lease expense in excess cash payment	(11)
Total ROU asset	$314

As of December 31, 2021, the Company’s ROU asset was $314, which is recorded on the Company’s balance sheet as other non-current assets, and the Company’s current and noncurrent lease liabilities were $80 and $245, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3 to the financial statements. During the year ended December 31, 2021 and 2020, the Company recognized approximately $30,561 and $25,743, respectively, in lease revenue related to these arrangements, which is included in revenue on the Statements of Income.

Variable-fee Revenue

The Company recognizes revenues from variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total revenues from variable-fee licenses were approximately $21,510 and $11,610 for the years ended December 31, 2021 and 2020, respectively. Total revenues from sales of hardware and equipment accessories were approximately $956 and $1,250 for the years ended December 31, 2021 and 2020, respectively. Essentially all of the variable-fee licenses are with large healthcare organizations. The remainder of the revenue is earned from leasing the Company’s testing product for a fixed fee, which is not subject to Topic 606.

10.  Commitments and Contingencies

In September 2020, the Company entered into an agreement with a private company to exclusively market and distribute a new product line, which was terminated by mutual consent in November 2021. See Note 4 to the financial statements for more information.

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

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of December 31, 2021, the Company has claimed $1.24 million in this retention credit.

11.  Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share.

Each holder of shares of common stock is entitled to one vote for each share held.

For the years ended December 31, 2021 and 2020, a total of 1,433,120 and 1,528,295 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2021	2020
Common stock warrants	76,875	76,875
Stock options	1,356,245	1,451,420
Total	1,433,120	1,528,295

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

12.  Related Party Transactions

In December 2020, the Company transferred and sold its shares of preferred stock and common stock warrants of Mellitus to one of the Company’s significant stockholders, for a cash purchase price of $1,942. See Note 6 to the financial statements for more information.

13.  Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 3,044,865 shares for the year ending December 31, 2021.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2021, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,215,753 shares of an aggregate total of 3,044,865 shares available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2021 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2021 and 2020 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2019	1,581,582	$3.23	5.86	$70,827
Options exercised	(130,162)	2.95
Balance, December 31, 2020	1,451,420	$3.25	4.91	$131,714
Options exercised	(95,175)	2.55	—	—
Balance, December 31, 2021	1,356,245	$3.30	3.97	$119,830
Exercisable as of December 31, 2020	1,420,368	$3.15	4.87	$129,039
Exercisable as of December 31, 2021	1,356,245	$3.30	3.97	$119,830

There were no unvested stock option awards as of December 31, 2021. The total estimated grant date fair value of options vested during the years ended December 31, 2021 and 2020 was $192 and $253, respectively. There were no options granted or forfeited during the years ended December 31, 2021 or 2020.

Stock grants

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

The Company granted 5,516 and 641 shares of fully vested stock to a consultant, employees and board of directors in the year ended December 31, 2021 and 2020, respectively. Grant date fair value of the stock was $557 and $50 for the year ended December 31, 2021 and 2020, respectively.

The Company has recorded an expense of $749 and $253 as it relates to stock-based compensation for the years ended December 31, 2021 and 2020, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	Year ended December 31,
	2021	2020
Cost of Revenues	$—	$—
Engineering and Product Development	32	—
Sales and Marketing	125	—
General and Administrative	592	253
Total	$749	$253

14.  Income Taxes

The components of the provision for income taxes are as follows:

	2021	2020
Current tax provision:
Federal	$1,397	$—
State	428	343
Total current tax provision	1,825	343
Deferred tax provision:
Federal	456	2,052
State	(48)	84
Total deferred tax provision	408	2,136
Total income tax provision	$2,233	$2,479

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	1.55%	2.19%
Deferred tax adjustments	0.22%	0.73%
Stock-based compensation	(10.62)%	(8.44)%
Permanent items	(1.16)%	(0.44)%
Other	0.46%	0.00%
Effective income tax rate	11.45%	15.04%

The decrease in the effective tax rate was primarily related to a windfall deduction from stock option exercise and the California law changes on the net operating loss utilization.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Deferred tax assets are comprised of the following at December 31:

	2021	2020
Net operating loss carryforwards	$446	$492
Deferred revenue	220	233
Stock based compensation	556	605
Accrual and reserves	529	209
Research and development credits, net of tax reserve	228	818
Other	14	18
Lease liability	77	98
Total gross deferred tax assets	2,070	2,473
Less valuation allowance	—	—
Net deferred tax assets	2,070	2,473
Deferred tax liabilities:
Depreciation and amortization	(49)	(12)
Right of use assets	(75)	(96)
Total deferred tax liabilities	(124)	(108)
Net deferred tax assets	$1,946	$2,365

Federal and California tax laws impose significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Section 382 of the Code (“Section 382”). The Company has completed a formal 382 study for the period from January 1, 2012 through June 30, 2019 and believes a change in ownership has occurred. The Company has NOL carryforwards for federal and California income tax purposes of approximately $106 and $5,746, respectively, as of December 31, 2021. The federal NOL carryforwards, if not utilized, will expire beginning in 2033. The state NOL carryforwards, if not utilized, will expire beginning in 2036. Under the U.S. Tax Cuts & Job Act, NOLs generated after December 31, 2017 will be carried forward indefinitely with the yearly NOL utilization limited to 80% of taxable income. However, the CARES Act temporarily removes the taxable income limitation to allow NOL carryforwards to fully offset 100% of taxable income. The Company has research and development tax credit carryforwards for federal income tax purposes $0 balance for the year ended December 31, 2021.

As of December 31, 2021 and 2020, the Company had $476 and $341, respectively, of unrecognized tax benefits, excluding interest and penalties. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Gross Unrecognized Tax Benefits 2021	Gross Unrecognized Tax Benefits 2020
Unrecognized tax benefits – January 1	$341	$295
Gross increases related to prior tax positions	41	1
Gross increases related to current tax positions	94	45
Unrecognized tax benefits – December 31	$476	$341

The Company’s policy is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2021 and 2020. The Company files income tax returns in the U.S. federal and various state tax jurisdictions.

The Company’s tax years beginning in 2017 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2018 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2016 will remain open for examination from the date of utilization of any NOL or credits. The

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2021.

15.  Net Income Per Share, Basic and Diluted

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. As of December 31, 2021, there were no warrants or options outstanding that were antidilutive.

Basic and diluted net EPS is calculated as follows:

	For the year ended December 31,
	2021			2020
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,731,693	$17,222	$2.56	6,584,441	$14,007	$2.13
Common stock warrants	73,767	—	—	70,281	—	—
Common stock options	1,333,148	—	—	1,411,839	—	—
Diluted EPS	8,138,608	$17,222	$2.12	8,066,561	$14,007	$1.74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2022	Semler Scientific, Inc.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2022

/s/ Andrew B. Weinstein Andrew B. Weinstein	Senior Vice President, Finance and Accounting (Principal Financial Officer)	March 4, 2022

/s/ Daniel E. Conger Daniel E. Conger	Vice President, Finance (Principal Accounting Officer)	March 4, 2022

/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 4, 2022

/s/ Daniel S. Messina	Director	March 4, 2022
Daniel S. Messina

/s/ Cindy H. Moon	Director	March 4, 2022
Cindy H. Moon

/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 4, 2022