Form 10-Q
period 2022-03-31
Semler Scientific, Inc.
filed 2022-05-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 6,792,753 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only two FDA-cleared products and may not benefit from our recent investments in other companies developing complementary products or the extension of QuantaFlo to test for other diseases;
●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	the fact that our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of the ongoing Covid-19 pandemic and macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2022.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended March 31,
	2022	2021

Revenues	$14,016	$13,183
Operating expenses:
Cost of revenues	970	1,579
Engineering and product development	1,126	693
Sales and marketing	4,676	2,816
General and administrative	3,302	2,076
Total operating expenses	10,074	7,164
Income from operations	3,942	6,019
Interest income	1	3
Other expenses	—	(2)
Other income	1	1
Pre-tax net income	3,943	6,020
Income tax provision	583	1,143
Net income	$3,360	$4,877
Net income per share, basic	$0.50	$0.73
Weighted average number of shares used in computing basic income per share	6,777,950	6,710,990
Net income per share, diluted	$0.41	$0.60
Weighted average number of shares used in computing diluted income per share	8,116,456	8,169,375

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	March 31,	December 31,
	2022	2021
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$38,426	$37,323
Trade accounts receivable, net of allowance for doubtful accounts of $71 and $61, respectively	5,416	3,619
Inventory	595	550
Prepaid expenses and other current assets	6,033	4,044
Total current assets	50,470	45,536
Assets for lease, net	1,594	1,643
Property and equipment, net	470	394
Other non-current assets	313	332
Long-term investments	821	821
Long-term deferred tax assets	1,767	1,946
Total assets	$55,435	$50,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$375	$443
Accrued expenses	4,383	3,436
Deferred revenue	980	921
Other short-term liabilities	81	80
Total current liabilities	5,819	4,880

Long-term liabilities:
Other long-term liabilities	224	245
Total long-term liabilities	224	245
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,855,168, and 6,824,380 shares issued, and 6,787,216 and 6,758,458 shares outstanding (treasury shares of 67,952 and 65,922, respectively)	7	7
Additional paid-in capital	21,130	20,645
Retained earnings	28,255	24,895

Total stockholders’ equity	49,392	45,547

Total liabilities and stockholders’ equity	$55,435	$50,672

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Employee stock grants	5,400	—	—	—	537	—	537
Stock option exercises	14,984	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	52	—	52
Net income	—	—	—	—	—	4,877	4,877
Balance at March 31, 2021	6,745,806	$7	(25,000)	$—	$22,711	$12,550	$35,268

	For the Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(2,030)	—	(99)	—	(99)
Employee stock grant	8,406	—	—	—	628	—	628
Taxes paid related to net share settlement of equity awards	(1,418)	—	—	—	(106)	—	(106)
Stock option exercises	23,800	—	—	—	62	—	62
Net income	—	—	—	—	—	3,360	3,360
Balance at March 31, 2022	6,855,168	$7	(67,952)	$—	$21,130	$28,255	$49,392

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the three months ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,360	$4,877

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	155	155
Deferred tax expense	179	626
Loss on disposal of assets for lease	74	83
Allowance for doubtful accounts	21	5
Stock-based compensation expense	628	589
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,818)	(1,595)
Inventory	(45)	(299)
Prepaid expenses and other current assets	(1,988)	(393)
Other non-current assets	19	26
Accounts payable	(68)	(207)
Accrued expenses	946	679
Other current and non-current liabilities	(20)	(26)
Deferred revenue	59	86
Net Cash Provided by Operating Activities	1,502	4,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(122)	(133)
Purchase of assets for lease	(134)	(83)
Net Cash Used in Investing Activities	(256)	(216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(106)	-
Treasury stock acquired	(99)	-
Proceeds from exercise of stock options	62	9
Net Cash (Used in) Provided by Financing Activities	(143)	9
INCREASE IN CASH	1,103	4,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,323	22,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,426	$26,478

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.           Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

COVID-19

In 2021, variable fee license revenues (fee-per-test), which grew strongly in the first half of 2021, decreased subsequently in the second half of 2021. The Company believes this new pattern in the home-testing market is due to a COVID-19 related timing change in the behavior of insurance plans when ordering QuantaFlo testing from its health risk assessment customers.

The first quarter results of 2022 support this pattern of testing earlier in the year, as the home-testing market had higher volume of sequential revenues, which grew 67% compared to the fourth quarter of 2021. However, the Company does not know if this newly observed pattern will continue in 2022 or in future years.

The Company believes that the relatively slower growth in the period-over-period comparison, was due to the COVID-19 pandemic. The Company's staff and many of its customers and prospects experienced a higher-than-normal rate of employee absence due to illness, which can have a slowing effect on its sales cycle.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2021, the financial Accounting Standards Board(“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company adopted this ASU prospectively effective January 1, 2022 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This update addresses stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: i) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3, ii) the lessor would have otherwise recognized a day-one loss. This update is effective for the Company’s fiscal years beginning after

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

December 15, 2021. The Company adopted this ASU prospectively to the leases that commence or modified on or after January 1, 2022 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. The Company adopted ASU No. 2021-10 prospectively to the government assistance received after January 1, 2022 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

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

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect ASU No. 2016-13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No. 2016-13. The Company will adopt the new standard in the first quarter of fiscal year 2023.The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial statements.

In October 2021, the FASB issued ASU No.2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities,

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

this guidance will be effective for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. For all other entities, this guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years. This ASU should be applied prospectively to all business combinations in the year of adoption. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606. Total fees from variable-fee licenses represent approximately $5,842 and $5,658 for the three months ended March 31, 2022 and 2021, respectively. Total sales of hardware and equipment accessories represent approximately $285 and $331 of revenues for the three months ended March 31, 2022 and 2021, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

3. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. Inventory balance was $595 and $550 as of March 31, 2022 and December 31, 2021, respectively.

4.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. Upon shipment under variable-fee license contracts, these assets for lease are sold to the customers, and the asset is recognized as cost of revenue under Accounting Standards Codification or ASC 606, Revenue from Contracts with Customers. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $7,889 and $7,194, respectively, in lease revenues related to these arrangements.

Assets for lease consist of the following:

	March 31,	December 31,
	2022	2021
Assets for lease	$3,210	$3,241
Less: accumulated depreciation	(1,616)	(1,598)
Assets for lease, net	$1,594	$1,643

Depreciation expense amounted to $108 and $113 for the three months ended March 31, 2022 and 2021, respectively. Reduction to accumulated depreciation for returned items was $90 and $141 for the three months ended March 31, 2022 and 2021, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $74 and $83 for the three months ended March 31, 2022 and 2021, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

5.            Property and Equipment, net

Capital assets consist of the following:

	March 31,	December 31,
	2022	2021
Capital assets	$1,005	$882
Less: accumulated depreciation	(535)	(488)
Capital assets, net	$470	$394

Depreciation expense amounted to $46 and $43 for the three months ended March 31, 2022 and 2021, respectively.

6.Long-Term Investments

Long term investments consist of the following for the periods presented:

	March 31,	December 31,
	2022	2021
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total	$821	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of March 31, 2022 and December 31, 2021 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc., (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of March 31, 2022 and December 31, 2021 was approximately $309.

In April 2021, the Company entered into an agreement with Mellitus to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. The Company is currently developing a marketing plan. Under this distribution agreement, the Company agreed to purchase $2,000 of product licenses and prepaid $2,000 for the license purchases. This prepayment is included in ‘Prepaid expenses and other current assets’ in the balance sheet. Unless terminated early in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and thereafter there is an option for this agreement to be automatically renewed for additional one-year terms. Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from these product licenses during the three months ended March 31, 2022 was not significant.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of March 31, 2022 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. In accordance with ASC 321, the Company assessed qualitatively for impairment and determined that there was no impairment for these investments as of March 31, 2022 and December 31, 2021.

7.           Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Compensation	$2,522	$1,754
Accrued Taxes	1,339	1,159
Miscellaneous Accruals	522	523
Total Accrued Expenses	$4,383	$3,436

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

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended March 31, 2022, two customers accounted for 35.4% and 31.7% of the Company’s revenues, respectively. For the three months ended March 31, 2021, two customers accounted for 38.3% and 30.4% of the Company’s revenues. As of March 31, 2022, three customers accounted for 30.2%, 26.8%, and 22.5% of the Company’s accounts receivable, respectively. As of December 31, 2021, three customers accounted for 21.9%, 20.1%, and 16.6% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended March 31, 2022 is a U.S. diversified healthcare company and its affiliated plans.

As of March 31, 2022, three vendors accounted for 18.0%, 17.1% and 10.6% of the Company’s accounts payable, respectively. As of December 31, 2021, one vendor accounted for 14.0% of the Company’s accounts payable, respectively.

9.          Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of March 31, 2022, the remaining lease term is three years and six months with no options to renew. The Company recognized facilities lease expenses of $22 and $44 for the three months ended March 31, 2022 and 2021, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2022:

Total
2022 Remaining period	$66
2023	90
2024	93
2025	71
Thereafter	—
Total undiscounted future minimum lease payments	320
Less: present value discount	(15)
Total lease liabilities	305
Lease expense in excess cash payment	(11)
Total ROU asset	$294

As of March 31, 2022, the Company’s right-of-use (“ROU”) asset was $294, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $81 and $224, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. As of December 31, 2021, the Company’s ROU asset was $314, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $80 and $245, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Lease Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 4 to the Unaudited Condensed Financial Statements.

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

401(K) Plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings.

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

Litigation

From time to time in the normal course of business, the Company is subject to various legal matters such as threatened or pending claims or litigation. Although the results of claims and litigation cannot be predicted with certainty, the Company does not believe it is a party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its results of operations or financial condition.

11.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. In the fourth quarter of 2020, the Board of Directors agreed not to increase the Share Reserve, and accordingly, the Share Reserve did not increase on January 1, 2021. On January 1, 2022, the Share Reserve increased by 270,338. The Share Reserve is currently 3,315,203 shares as of March 31, 2022.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2022, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,479,103 shares of an aggregate total of 3,315,203 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company purchased 2,030 shares at a cost of approximately $99 during the three months ended March 31, 2022.

Stock Awards

The Company granted fully vested stock awards of 8,406 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the three months ended March 31, 2022. Net shares issued after deducting taxes paid on these grants were 6,988. Fair value of these stock awards on grant date was $628. The Company granted fully vested stock awards of 5,400 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the three months ended March 31, 2021. Fair value of these stock awards on grant date was $537.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2022 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2021	1,356,245	$3.30	3.97	$119,830
Options exercised	(23,800)	2.58	—	—
Balance, March 31, 2022	1,332,445	$3.31	3.73	$61,627
Exercisable as of March 31, 2022	1,332,445	$3.31	3.73	$61,627

 There were no options granted during the three months ended March 31, 2022 or 2021.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of $628 and $589 as it relates to stock-based compensation for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,
	2022	2021
Cost of Revenues	$—	$—
Engineering and Product Development	45	32
Sales and Marketing	172	105
General and Administrative	411	452
Total	$628	$589

12.           Income Taxes

The Company’s income tax provision for the three months ended March 31, 2022 and March 31, 2021 was $583 and $1,143, respectively. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three months ended March 31, 2022 was 14.79%, compared to 18.99% for the three months ended March 31, 2021. The decrease in the effective tax rate for the three months ended March 31, 2022 is primarily related to tax benefits associated with employee share-based compensation plans and federal and state research and development credits net of reserves for uncertain tax positions related to these credits.

The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) partially offset by tax benefits associated with employee share-based compensation plans and federal and state research and development (“R&D”) credit benefit. The difference between the U.S. Federal statutory rate of 21% and the Company’s effective tax rate of 18.99% for the three months ended March 31, 2021 was state income taxes (net of federal benefit) partially offset by tax benefit associated with employee share-based compensation plans and federal and state R&D credit benefit.

As of March 31, 2022, and December 31, 2021, the Company had $419 and $476, respectively of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the year ended December 31, 2021 and three months ended March 31, 2022.

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

Basic and diluted EPS is calculated as follows:

	Three months ended March 31,
	2022			2021
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,777,950	$3,360	$0.50	6,710,990	$4,877	$0.73
Common stock warrants	71,839	—		73,497	—
Common stock options	1,266,667	—		1,384,888	—
Diluted	8,116,456	$3,360	$0.41	8,169,375	$4,877	$0.60

The were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share for the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2021, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 4, 2022, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in the Annual Report.

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. In 2011, we began commercializing our first patented and U.S. Food and Drug Administration, or FDA, cleared product, which measured arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD. In March 2015, we received FDA 510(k) clearance for the next generation version of our product, QuantaFlo, which we began commercializing in August 2015.

In April 2021, we entered into an agreement with a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic patients in the United States, including Puerto Rico, except for selected accounts. We made investments in this private software company and in another private company whose product, Discern is a test for early Alzheimer’s disease. We continue to develop additional complementary, innovative products in-house, and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the three months ended March 31, 2022, we had total revenues of $14.0 million and net income of $3.4 million, compared to total revenues of $13.2 million and net income of $4.9 million in the same period in 2021.

Recent Developments

In 2021, variable fee license revenues (fee-per-test), which grew strongly in the first half of 2021, decreased subsequently in the second half of 2021. We believe this new pattern in the home-testing market is due to a COVID-19 related timing change in the behavior of insurance plans when ordering QuantaFlo testing from our health risk assessment customers.

The first quarter results of 2022 support this pattern of testing earlier in the year, as the home-testing market had higher volume of sequential revenues, which grew 67% compared to the fourth quarter of 2021. However, we do not know if this newly observed pattern will continue in 2022 or in future years.

We believe that the relatively slower growth in the period-over-period comparison, was due to the COVID-19 pandemic. Our staff and many of our customers and prospects experienced a higher-than-normal rate of employee absence due to illness, which can have a slowing effect on its sales cycle.

As we look forward into 2022, there is continued uncertainty as recent outbreaks of new variants have occurred and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of our product by our customers, or further impact the timing of demand for our products. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use our device as frequently as they had anticipated in light of such restrictions.

Common Stock Repurchase

On March 14, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock. Under this program, we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion and based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We purchased 2,030 shares of our common stock for approximately $0.1 million during the three months ended March 31, 2022.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

We had revenues of $14.0 million for the three months ended March 31, 2022, an increase of $0.8 million, or 6%, compared to $13.2 million in the same period in 2021. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $13.7 million from fees for our vascular testing products for the three months ended March 31, 2022, consisting of $7.9 million from fixed-fee licenses and $5.8 million from variable-fee licenses compared to $12.9 million in the same period of the prior year, consisting of $7.2 million from fixed-fee licenses and $5.7 million from variable-fee licenses. The remainder was from sales of other products, which were $0.3 million in both the periods.

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

Operating expenses

We had total operating expenses of $10.0 million for the three months ended March 31, 2022, an increase of $2.9 million or 41%, compared to $7.1 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense. As a percentage of revenues, operating expenses increased to 72% in the first quarter of 2022 as compared to 54% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.0 million for the three months ended March 31, 2022, a decrease of $0.6 million, or 39%, compared to $1.6 million in the same period of the prior year. The primary reason for this change was that the prior year period included a non-recurring inventory adjustment for supplies.

Engineering and product development expense

We had engineering and product development expense of $1.1 million for the three months ended March 31, 2022, an increase of $0.4 million, or 62%, compared to $0.7 million in the same period of the prior year. The increase was primarily due to increased headcount and annual pay increases in line with our business expansion, expiry of COVID-19 related payroll tax credits received in the prior year and consulting costs associated with ongoing projects to extend QuantaFlo to additional cardiovascular diseases. As a percentage of revenues, engineering and product development expense was 8% in the first quarter of 2022, as compared to 5% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $4.7 million for the three months ended March 31, 2022, an increase of $1.9 million, or 66%, compared to $2.8 million in the same period of the prior year. The increase was primarily due to increased headcount and annual salary increases, ceasing to claim COVID-19 related payroll tax credits received in the prior year period and associated expense to serve a continued expansion of customer activities. As a percentage of revenues, sales and marketing expense increased to 33% in the first quarter of 2022, as compared to 21% in the prior year period.

General and administrative expense

We had general and administrative expense of $3.3 million for the three months ended March 31, 2022, an increase of $1.2 million, or 59%, compared to $2.1 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including insurance, compensation due to annual salary increases, ceasing to claim COVID-19 related payroll tax credits received in the prior year period, information technology related subscriptions, legal, and other professional fees. As a percentage of revenues, general and administrative expense increased to 24% in the first quarter of 2022, as compared to 16% in the prior year period.

Other income

We had total other income of $1.0 thousand for each of the three months ended March 31, 2022 and 2021, which remained flat even though interest income decreased by $2.0 thousand from the prior year period due to a gain on sale of old equipment of $1.0 thousand, which was partially offset by credit card merchant fees. In the prior year period interest income was also partially offset by credit card merchant fees.

Net income

We had net income of $3.4 million, or $0.50 per basic share and $0.41 per diluted share, for the three months ended March 31, 2022, a decrease of $1.5 million, or 31%, compared to a net income of $4.9 million, or $0.73 per basic share and $0.60 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $38.4 million on March 31, 2022 compared to $37.3 million at December 31, 2021, and total current liabilities of $5.8 million at March 31, 2022 compared to $4.9 million at December 31, 2021. As of March 31, 2022, we had working capital of approximately $44.7 million.

Our cash and cash equivalents are held in a variety of interest and non-interest bearing bank and money market accounts. All cash is readily available and there were no restrictions on cash. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as prepayment for product licenses for distribution in the United States, including Puerto Rico, of Insulin Insights, as well as make minority investments in other privately-held companies in new product areas similar to our investments in Mellitus Health Inc. and Neurodiagnostics Inc.

Operating activities

We generated $1.5 million of net cash from operating activities for the three months ended March 31, 2022, compared to $4.6 million of net cash from operating activities for the same period of the prior year. The change was primarily due to lower net income, and higher trade receivables, as well as higher prepaid expenses during the first quarter of 2022, which increased our working capital requirements as compared to the prior year period. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $1.1 million and were primarily due to stock-based compensation expense of $0.6 million, depreciation of $0.2 million, deferred tax assets of $0.2 million and loss on disposal of assets for lease of $0.1 million. Changes in operating assets and liabilities used $2.9 million of net cash. These changes in operating assets and liabilities included cash used by trade accounts receivable of $1.8 million, prepaid and other expenses of $2.0 million, partially offset by cash provided by accrued expenses of $0.9 million.

Investing activities

We used $0.3 million of net cash in investing activities for the three months ended March 31, 2022, which reflects funding of purchases of assets for lease of $0.2 million and fixed asset purchases of $0.1 million to support our growing business.

We used $0.2 million of net cash in investing activities for the three months ended March 31, 2021, which reflects funding of purchases of assets for lease of $0.1 million and fixed asset purchases $0.1 million to support our growing business.

Financing activities

We used $0.1 million in net cash from financing activities during the three months ended March 31, 2022, which reflects payment of taxes withheld for stock grants of $0.1 and $0.1 million for the treasury stock acquisition, under our recently announced share purchase program, partially offset by proceeds from exercise of stock options of $0.1 million.

We generated $9,000 in net cash from financing activities during the three months ended March 31, 2021, due to proceeds from exercise of stock options.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022. There have been no material changes to these critical accounting policies and estimates through March 31, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Not Applicable.

(c) Issuer Purchases of Equity Securities.

The following table reflects the share repurchase of our common stock.

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March 15, 2022 to March 31, 2022	2,030	$48.45	2,030	$19,901,359

On March 14, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock. Under this program we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exh. No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 26, 2021).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1*	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended March 31, 2022 is formatted in Inline XBRL and it is contained in Exhibit 101

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2022	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting