Form 10-Q
period 2022-09-30
Semler Scientific, Inc.
filed 2022-11-04
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 6,839,973 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenues	$14,047	$13,991	$42,891	$41,485
Operating expenses:
Cost of revenues	1,138	1,382	3,070	3,957
Engineering and product development	1,244	1,036	3,444	2,676
Sales and marketing	4,153	3,968	13,031	10,407
General and administrative	3,045	2,352	9,760	6,710
Total operating expenses	9,580	8,738	29,305	23,750
Income from operations	4,467	5,253	13,586	17,735
Interest income	137	3	151	8
Other (expenses) income	(3)	1	(2)	6
Other income	134	4	149	14
Pre-tax net income	4,601	5,257	13,735	17,749
Income tax provision	926	1,107	2,626	2,034
Net income	$3,675	$4,150	$11,109	$15,715
Net income per share, basic	$0.55	$0.61	$1.65	$2.34
Weighted average number of shares used in computing basic income per share	6,678,175	6,754,526	6,738,717	6,722,858
Net income per share, diluted	$0.46	$0.51	$1.38	$1.93
Weighted average number of shares used in computing diluted income per share	7,939,926	8,143,377	8,027,271	8,135,337

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	September 30,	December 31,
	2022	2021
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$45,536	$37,323
Trade accounts receivable, net of allowance for doubtful accounts of $71 and $61, respectively	3,673	3,619
Inventory, net	511	550
Prepaid expenses and other current assets	1,960	4,044
Total current assets	51,680	45,536
Assets for lease, net	1,986	1,643
Property and equipment, net	635	394
Long-term investments	821	821
Long-term notes receivable	1,179	—
Other non-current assets	2,267	332
Long-term deferred tax assets	2,351	1,946
Total assets	$60,919	$50,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$443
Accrued expenses	6,653	3,436
Deferred revenue	1,158	921
Other short-term liabilities	91	80
Total current liabilities	8,385	4,880

Long-term liabilities:
Other long-term liabilities	182	245
Total long-term liabilities	182	245
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,879,497, and 6,824,380 shares issued, and 6,665,075, and 6,758,458 shares outstanding (treasury shares of 214,422 and 65,922), respectively	7	7
Additional paid-in capital	16,341	20,645
Retained earnings	36,004	24,895

Total stockholders’ equity	52,352	45,547

Total liabilities and stockholders’ equity	$60,919	$50,672

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2021	6,819,304	$7	(65,922)	$—	$20,563	$19,238	$39,808
Employee stock grants	116	—	—	—		—	—
Stock option exercises	3,710	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	4,150	4,150
Balance at September 30, 2021	6,823,130	$7	(65,922)	$—	$20,619	$23,388	$44,014

	For the Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Exercise of put option in Synaps Dx	—	—	(40,922)	—	(2,230)	—	(2,230)
Employee stock grants	5,516	—	—	—	537	—	537
Stock option exercises	92,192	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	145	—	145
Net income	—	—	—	—	—	15,715	15,715
Balance at September 30, 2021	6,823,130	$7	(65,922)	$—	$20,619	$23,388	$44,014

	For the Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2022	6,864,625	$7	(166,964)	$—	$18,334	$32,329	$50,670
Treasury stock acquired	—	—	(47,458)	—	(2,045)	—	(2,045)
Employee stock grant	872	—	—	—	25	—	25
Stock option exercises	14,000	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	7	—	7
Net income	—	—	—	—	—	3,675	3,675
Balance at September 30, 2022	6,879,497	$7	(214,422)	$—	$16,341	$36,004	$52,352

	For the Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(148,500)	—	(4,991)	—	(4,991)
Employee stock grant	10,482	—	—	—	698	—	698
Taxes paid related to net share settlement of equity awards	(1,710)	—	—	—	(114)	—	(114)
Stock option exercises	46,345	—	—	—	93	—	93
Stock-based compensation	—	—	—	—	10	—	10
Net income	—	—	—	—	—	11,109	11,109
Balance at September 30, 2022	6,879,497	$7	(214,422)	$—	$16,341	$36,004	$52,352

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,109	$15,715

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	462	470
Deferred tax expense	(405)	774
Loss on disposal of assets for lease	303	221
Allowance for doubtful accounts	53	13
Stock-based compensation	708	682
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(107)	(1,177)
Inventory	39	(1,448)
Prepaid expenses and other current assets	2,083	(3,029)
Other non-current assets	(1,934)	65
Accounts payable	40	(276)
Accrued expenses	3,217	2,506
Other current and non-current liabilities	(52)	(63)
Deferred revenue	237	(54)
Net Cash Provided by Operating Activities	15,753	14,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(388)	(261)
Notes receivable	(1,179)	—
Purchase of assets for lease	(961)	(341)
Net Cash Used in Investing Activities	(2,528)	(602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(114)	-
Treasury stock acquired	(4,991)	-
Proceeds from exercise of stock options	93	54
Net Cash (Used in) Provided by Financing Activities	(5,012)	54
INCREASE IN CASH	8,213	13,851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,323	22,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,536	$35,930
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	1,617	2,647
Exercised put option of 211,928 common stock in Synaps Dx for 40,922 common stock of the company	$—	$2,230

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

COVID-19

In 2021, variable fee license revenues (fee-per-test), which grew strongly in the first half of 2021, decreased subsequently in the second half of 2021. The Company believes this new pattern in the home-testing market is due to a change in the behavior of insurance plans when ordering QuantaFlo testing from its health risk assessment customers.

The extent and duration of the pandemic is still unknown due to new variants spreading, and the future effects of the new variants on the Company’s business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

As the Company looks forward into the remaining three months of 2022 and first half of 2023, there is continued uncertainty as recent outbreaks of new variants have occurred and vaccination rates lag in certain jurisdictions. New, additional or different restrictions could be imposed, which could impact the usage of its product by its customers, or further impact the timing of demand for its products. Other customers who have fixed-fee licenses could decide to cancel their licenses if they are not able to use the Company’s device as frequently as they had anticipated in light of such restrictions.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. While the Company is evaluating the effect of adopting this new accounting guidance its effect will largely depend on the composition and credit quality of the Company's portfolio of financial assets and the economic conditions at the time of adoption.

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

In March 2022, the FASB issued ASU No.2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the troubled debt restructuring accounting model in Accounting Standards Codification (“ASC”) 310-40 for creditors that have adopted the guidance on measurement of credit losses in ASU 2016-13. Additionally, the ASU requires the public business entities to disclose current period gross writeoffs by year of origination for financing receivables and net investments in leases as part of their vintage disclosures under ASC 326. For entities that have adopted the amendments in ASU 2026-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates are the same as effective dates in ASU 2016-13. The Company will adopt this ASU along with ASU 2016-13 in the first quarter of 2023. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606. Total fees from variable-fee licenses represent approximately $4,887 and $5,847 for the three months ended September 30, 2022 and 2021, respectively. Total fees from variable-fee licenses represent approximately $16,742 and $18,009 for the nine months ended September 30, 2022 and 2021, respectively. Total sales of hardware and equipment accessories represent approximately $539 and $300 of revenues for the three months ended September 30, 2022 and 2021, respectively. Total sales of hardware and equipment accessories represent approximately $1,091 and $820 of revenues for the nine months ended September 30, 2022 and 2021, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

3. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate. Inventory balance was $511 and $550 as of September 30, 2022 and December 31, 2021, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

4.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. During the three months ended September 30, 2022 and 2021, the Company recognized approximately $8,621 and $7,844, respectively, in lease revenues related to these arrangements. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $25,058 and $22,656, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Upon shipment under variable-fee license contracts, these assets for lease are sold to the customers, and the asset is recognized as cost of revenue under ASC 606, Revenue from Contracts with Customers.

Assets for lease consist of the following:

	September 30,	December 31,
	2022	2021
Assets for lease	$3,305	$3,241
Less: accumulated depreciation	(1,319)	(1,598)
Assets for lease, net	$1,986	$1,643

Depreciation expense amounted to $103 and $111 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense amounted to $315 and $334 for the nine months ended September 30, 2022 and 2021, respectively. Reduction to accumulated depreciation for returned and retired items was $448 and $48 for the three months ended September 30, 2022 and 2021, respectively. Reduction to accumulated depreciation for returned and retired items was $594 and $239 for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $82 and $97 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $303 and $221 for the nine months ended September 30, 2022 and 2021, respectively.

5.            Property and Equipment, net

Capital assets consist of the following:

	September 30,	December 31,
	2022	2021
Capital assets	$1,271	$882
Less: accumulated depreciation	(636)	(488)
Capital assets, net	$635	$394

Depreciation expense amounted to $50 and $49 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense amounted to $147 and $136 for the nine months ended September 30, 2022 and 2021, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

6.Long-Term Investments

Long term investments consist of the following for the periods presented:

	September 30,	December 31,
	2022	2021
Investments in Synaps Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total	$821	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as Synaps Dx (“Synaps”), in the principal amount of $500. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of Synaps as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of Synaps held by the Company as of September 30, 2022 and December 31, 2021 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc., (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of September 30, 2022 and December 31, 2021 was approximately $309.

The investments in Synaps and Mellitus securities that were retained by the Company as of September 30, 2022 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity. In accordance with ASC 321, the Company assessed qualitatively for impairment and determined that there was no impairment for these investments as of September 30, 2022 and December 31, 2021.

7. Notes Receivable

Notes receivable consist of the following for the periods presented:

	September 30,	December 31,
	2022	2021
Senior secured promissory notes	$1,000	$—
Secured convertible promissory note	179	—
Total notes receivable	$1,179	$—

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

The Company accrued interest income of $17 and $20 for the three and nine months ended September 30, 2022. This interest is included in prepaid and other current assets.

8. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	September 30,	December 31,
	2022	2021
Prepaid licenses	$1,995	$—
Other	272	332
Total other non-current assets	$2,267	$332

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

Other includes right-of-use asset (“ROU”) of $253 and miscellaneous deposits balance of $19 as of September 30, 2022. As of December 31, 2021, ROU asset and miscellaneous deposits balances were $314 and $18 respectively.

9.           Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Compensation	$4,386	$1,754
Accrued Taxes	1,955	1,159
Miscellaneous Accruals	312	523
Total Accrued Expenses	$6,653	$3,436

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

The Company maintains cash with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits and money market funds held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short term treasury bills with original maturities of three months or less. The Company invested in treasury bills in the amount of $19.9 million and  money market funds of $7.5 million which  are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company limits its credit risk by

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the three months ended September 30, 2022, two customers accounted for 41.2% and 26.2% of the Company’s revenues, respectively. For the three months ended September 30, 2021, two customers accounted for 39.7% and 27.9% of the Company’s revenues. For the nine months ended September 30, 2022, two customers accounted for 39.9% and 30.1%, of the Company’s revenues, respectively. For the nine months ended September 30, 2021, two customers accounted for 38.6% and 30.5% of the Company’s revenues, respectively. As of September 30, 2022, three customers accounted for 30.3%, 26.3%, and 13.0% of the Company’s accounts receivable, respectively. As of December 31, 2021, three customers accounted for 21.9%, 20.1%, and 16.6% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the nine months ended September 30, 2022 is a U.S. diversified healthcare company and its affiliated plans.

As of September 30, 2022, two vendors accounted for 11.9% and 11.4% of the Company’s accounts payable, respectively. As of December 31, 2021, one vendor accounted for 14.0% of the Company’s accounts payable, respectively.

11.          Leases

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of September 30, 2022, the remaining lease term is three years and three months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized facilities lease expenses of $66 and $90 for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2022:

Total
2022 Remaining period	$22
2023	90
2024	93
2025	71
Total undiscounted future minimum lease payments	276
Less: present value discount	(10)
Total lease liabilities	266
Lease expense in excess cash payment	(13)
Total ROU asset	$253

As of September 30, 2022, the Company’s right-of-use (“ROU”) asset was $253, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $84 and $182, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. As of December 31, 2021, the Company’s ROU asset was $314, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $80 and $245, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

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

13.           Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. In the fourth quarter of 2020, the Board of Directors agreed not to increase the Share Reserve, and accordingly, the Share Reserve did not increase on January 1, 2021. On January 1, 2022, the Share Reserve increased by 270,338. The Share Reserve is currently 3,315,203 shares as of September 30, 2022.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2022, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,472,319 shares of an aggregate total of 3,315,203 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company purchased 47,458 shares at a cost of approximately $2,045 during the three months ended September 30, 2022 and 148,500 shares at a cost of approximately $4,991 during the nine months ended September 30, 2022.

Stock Awards

The Company granted fully vested stock awards of 10,482 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the nine months ended September 30, 2022. Net shares issued after deducting taxes paid on these grants were 8,772. Fair value of these stock awards on grant date was $698. The Company granted fully vested stock awards of 5,516 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the nine months ended September 30, 2021. Fair value of these stock awards on grant date was $537.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2022 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2021	1,356,245	$3.30	3.97	$119,830
Options exercised	(47,000)	2.41	—	—
Options granted	5,000	30.48	4.00	—
Balance, September 30, 2022	1,314,245	$3.43	3.28	$44,806
Exercisable as of September 30, 2022	1,309,245	$3.33	3.25	$44,806

 On May 17, 2022 the Company awarded 5,000 options to an employee as compensation pursuant to the 2014 Plan with an exercise price of $30.48 and Black-Scholes options pricing model value of $22.27. In applying the Black-Scholes options pricing model, following assumptions were used: 1) expected price volatility of 78.6%; risk-free interest rate of 2.884%; weighted average expected life of 7 years; zero forefeiture rate and no dividend yield. 1/4th of these options are vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the Vested Ratio equals 1/1. As of September 30, 2022, the fair value of unvested stock options was approximately $101. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.4 years.

No options were granted during the nine months ended September 30, 2021.

The Company has recorded an expense of $32 and $47 as it relates to stock-based compensation for the three months ended September 30, 2022 and 2021, respectively. The Company has recorded an expense of $708 and $682 as it relates to stock-based compensation for the nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30		Nine months ended September 30,
	2022	2021	2022	2021
Engineering and Product Development	$—	—	45	$32
Sales and Marketing	—	—	172	105
General and Administrative	32	47	491	545
Total	$32	$47	$708	$682

14.           Income Taxes

The Company’s income tax provision for the three months ended September 30, 2022 was $926 and for the three months ended September 30, 2021 was $1,107. The Company’s income tax provision for the nine months ended September 30, 2022 and 2021 was $2,626 and $2,034, respectively. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The effective tax rate for the three and nine months ended September 30, 2022 was 20.13% and 19.12%, respectively compared to 21.06% and 11.46%, respectively, in the same periods of the prior year. The decrease in effective tax rate for the three months ended September 30, 2022 is primarily related to an increase of tax benefits associated with share-based compensations. The increase in the effective tax rate for the nine months ended September 30, 2022 is primarily due to lower tax benefits associated with employee stock-based compensation plans.

The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits associated with stock-based compensation plans, state income taxes (net of federal benefit), and federal and state research and development credit benefit.

As of September 30, 2022, and December 31, 2021, the Company had $419 and $476, respectively of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the year ended December 31, 2021 and $8 for the nine months ended September 30, 2022.

On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The Company is still in the process of analyzing the provisions of the IRA. The Company does not currently expect the Inflation Reduction Act to have a material impact on the Company's Financial Statements.

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

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2022			2021
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,678,175	$3,675	$0.55	6,754,526	$4,150	$0.61
Common stock warrants	67,932	—		73,922	—
Common stock options	1,193,819	—		1,314,929	—
Diluted	7,939,926	$3,675	$0.46	8,143,377	$4,150	$0.51

	Nine months ended September 30,
	2022			2021
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,738,717	$11,109	$1.65	6,722,858	$15,715	$2.34
Common stock warrants	69,068	—		73,736	—
Common stock options	1,219,486	—		1,338,743	—
Diluted	8,027,271	$11,109	$1.38	8,135,337	$15,715	$1.93

As of September 30, 2022, 5,000 options related to stock awards were granted and unvested. These options were considered anti-dilutive for the computation of diluted net income per share. Hence, these options were excluded from the computation of diluted net income per share. As of September 30, 2021, there were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share.

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

In April 2021, we entered into an agreement with Mellitus Health, Inc., or Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic patients in the United States, including Puerto Rico, except for selected accounts. We made investments in Mellitus, including a recent senior secured loan of $1.0 million and secured convertible promissory note of $179 thousand (see Note 7 to our unaudited condensed interim financial statements included elsewhere in this Form 10-Q), and in another private company that does business as Synaps Dx, whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary, innovative products in-house. For example, QuantaFlo can now be used as an aid to identify patients with another cardiovascular disease. We intend to sell this extension to our existing customer base and others as an upgrade to our software as a service business model. The clinical problem may be as important as PAD. A medical aide performs the test in a primary care setting similar to how one uses QuantaFlo for PAD. It uses the existing FDA clearance as we anticipated this extension many years ago. The technology is protected by trade secrets. A manuscript has been submitted to a peer-reviewed journal for publication. Because the peer review and publication date are controlled by the publisher, the timing is not under our control. The process of selling the product has begun. The product is on the shelf and ready to ship as soon as the contracts are signed. We also intend to continue to seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the three months ended September 30, 2022, we had total revenues of $14.0 million and net income of $3.7 million, compared to total revenues of $14.0 million and net income of $4.2 million in the same period in 2021. In the nine months ended September 30, 2022, we had total revenues of $42.9 million and net income of $11.1 million, compared to total revenues of $41.5 million and net income of $15.7 million in the same period in 2021.

Recent Developments

Overall, testing is up at our largest customers. The number of fixed-fee license units from both new customers and established customers has increased. Our variable-fee revenues have declined in part due to a large customer reachng a volume pricing milestone and market share shifts from higher priced customers to lower priced customers.

Common Stock Repurchase Program

On March 14, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock. Under this program, we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion and based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We purchased 47,458 shares of our common stock for approximately $2.0 million during the three months ended September 30, 2022 and 148,500 shares of our common stock for approximately $5.0 million during the nine months ended September 30, 2022.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

We had revenues of $14.0 million for the each of three months ended September 30, 2022 and 2021. Our revenues are primarily from fees charged to customers for use of our products and from sale of accessories used with these products. We recognized revenues of $13.5 million from fees for our products for the three months ended September 30, 2022, consisting of $8.6 million from fixed-fee licenses and $4.9 million from variable-fee licenses compared to $13.7 million in the same period of the prior year, consisting of $7.8 million from fixed-fee licenses and $5.9 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $0.5 million for three months ended September 30, 2022 compared to $0.3 million for the same period in the prior year.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or; as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed-fee revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reasons for the decrease in variable-fee revenues were a large customer reaching a volume pricing milestone and market share shifts from higher priced customers to lower priced customers.

Operating expenses

We had total operating expenses of $9.6 million for the three months ended September 30, 2022, an increase of $0.9 million or 10%, compared to $8.7 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense. As a percentage of revenues, operating expenses increased to 68% in the third quarter of 2022 as compared to 63% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.1 million for the three months ended September 30, 2022, a decrease of $0.3 million or 18%, compared to $1.4 million for the same period in 2021. The decrease was primarily due to an inventory adjustment in the prior year period. As a percentage of revenues, cost of revenues decreased to 8% in the third quarter of 2022 as compared to 10% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.2 million for the three months ended September 30, 2022, an increase of $0.2 million, or 20%, compared to $1.0 million in the same period of the prior year. The increase was primarily due to annual pay increases and consulting costs associated with ongoing projects to extend QuantaFlo to additional cardiovascular diseases, partially offset by lower clinical studies costs. As a percentage of revenues, engineering and product development expense was at 9% in the third quarter of each of 2022, compared to 7% for the prior year period.

Sales and marketing expense

We had sales and marketing expense of $4.2 million for the three months ended September 30, 2022, an increase of $0.2 million, or 5%, compared to $4.0 million in the same period of the prior year. The increase was primarily due to annual salary increases, and associated expense to serve a continued expansion of customer activities, as well as increase in trade shows and subscription costs. As a percentage of revenues, sales and marketing expense increased to 30% in the third quarter of 2022, as compared to 28% in the prior year period.

General and administrative expense

We had general and administrative expense of $3.1 million for the three months ended September 30, 2022, an increase of $0.7 million, or 29%, compared to $2.4 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including, compensation due to increased headcount and annual salary increases, higher professional fee and insurance costs. As a percentage of revenues, general and administrative expense increased to 22% in the third quarter of 2022, as compared to 17% in the prior year period.

Other income

We had total other income of $134 thousand for the three months ended September 30, 2022 compared to $4 thousand in 2021. The increase of $130 thousand from the prior year period is primarily due to increase in interest income from higher rates on short term government debt and money market funds.

Income tax provision (benefit)

We had income tax provision of $0.9 million for the three months ended September 30, 2022, a decrease of $0.2 million or 18%, compared to income tax expense of $1.1 million in the same period of the prior year. The change was primarily due to lower taxable income.

Net income

We had net income of $3.7 million, or $0.55 per basic share and $0.46 per diluted share, for the three months ended September 30, 2022, a decrease of $0.5 million, or 11%, compared to a net income of $4.2 million, or $0.61 per basic share and $0.51 per diluted share, for the same period of the prior year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

We had revenues of $42.9 million for the nine months ended September 30, 2022, an increase of $1.4 million, or 3%, compared to $41.5 million in the same period in 2021. Our revenues are primarily from fees charged to customers for use of our products and from sales of accessories used with these products. We recognized revenues of $41.8 million from fees for our products for the nine months ended September 30, 2022, consisting of $25.1 million from fixed-fee licenses and $16.7 million from variable-fee licenses, compared to $40.7 million in the same period of the prior year, consisting of $22.7 million from fixed-fee licenses and $18.0 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $1.1 million compared to $0.8 million in the same period of the prior year.

Revenues from fees for products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee or; as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed-fee revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reasons for the decrease in variable-fee revenues were a large customer reaching a volume pricing milestone and market share shift from higher priced customers to lower priced customers.

Operating expenses

We had total operating expenses of $29.3 million for the nine months ended September 30, 2022, an increase of $5.5 million or 23%, compared to $23.8 million in the same period in the prior year. The primary reasons for this change were increases due to personnel expense, including employee benefits due to an increased headcount, increases of insurance cost and expiry of COVID-19 related payroll tax credits received in the prior year period, and increases in patent and legal expenses. As a percentage of revenues, operating expenses increased to 68% in the first nine months of 2022 as compared to 57% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $3.1 million for the nine months ended September 30, 2022, a decrease of $0.9 million, or 22%, compared to $4.0 million in the same period of the prior year. The primary reasons for this change were decreased third party customer support, consulting expenses and an inventory adjustment in the prior year period. As a percentage of revenues, cost of revenues decreased to 7% in the nine months ended September 30, 2022, as compared to 10% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $3.4 million for the nine months ended September 30, 2022, an increase of $0.7 million, or 29%, compared to $2.7 million in the same period of the prior year. The increase was primarily due to personnel expense due to an increased headcount and associated expense, consulting expenses and expiry of COVID-19 related payroll tax credits received in the prior year. As a percentage of revenues, engineering and product development expenses increased to 8% in the nine months ended September 30, 2022, compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $13.0 million for the nine months ended September 30, 2022, an increase of $2.6 million, or 25%, compared to $10.4 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expense to serve a continued expansion of customer activities, dues and subscriptions, travel costs, trade show costs and expiry of COVID-19 related payroll tax credits received in the prior. As a percentage of revenues, sales and marketing expense increased to 30% in the nine months ended September 30, 2022, as compared to 25% in the prior year period.

General and administrative expense

We had general and administrative expense of $9.8 million for the nine months ended September 30, 2022, an increase of $3.1 million, or 45%, compared to $6.7 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including insurance, compensation due to increased headcount and annual salary increases, information technology related subscriptions, legal expenses and expiry of COVID-19 related payroll tax credits received in the prior year. As a percentage of revenues, general and administrative expense increased to 23% in the nine months ended September 30, 2022, as compared to 16% in the prior year period.

Other income

We had other income of $149 thousand for the nine months ended September 30, 2022, compared to other income of $14 thousand in the same period of the prior year. The increase was primarily due to higher interest income from higher rates on short term government debt and money market funds and interest on promissory notes.

Income tax provision

We had income tax provision of $2.6 million for the nine months ended September 30, 2022, an increase of $0.6 million or 29%, compared to $2.0 million in the prior year period. The increase was primarily due to lower tax benefits associated with stock-based compensation plans.

Net income

For the foregoing reasons, we had net income of $11.1 million, or $1.65 per basic share and $1.38 per diluted share, for the nine months ended September 30, 2022, a decrease of $4.6 million, or 29%, compared to a net income of $15.7 million, or $2.34 per basic share and $1.93 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $45.5 million on September 30, 2022 compared to $37.3 million at December 31, 2021, and total current liabilities of $8.4 million at September 30, 2022 compared to $4.9 million at December 31, 2021. Cash and cash equivalents as of September 30, 2022, includes treasury bills. As of September 30, 2022, we had working capital of approximately $43.3 million. We believe the current high inflation has minimal impact on our liquidity.

Our cash and cash equivalents are held in a variety of interest and non-interest bearing bank, money market accounts and treasury bills. All cash is readily available and not restricted. We may also hold interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In addition, we may also choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings, such as prepayment for product licenses for distribution in the United States, including Puerto Rico, of Insulin Insights, as well as make minority investments in other privately-held companies in new product areas similar to our investments in Mellitus and Synaps Dx.

Operating activities

We generated $15.8 million of net cash from operating activities for the nine months ended September 30, 2022, compared to $14.4 million of net cash from operating activities for the same period of the prior year. The change was primarily due to lower inventory, higher accrued expenses, and lower prepaid expenses during the nine months ended September 2022, which decreased our working capital requirements as compared to the prior year period. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $1.2 million and were primarily due to stock-based compensation expense of $0.7 million, depreciation of $0.5 million, loss on disposal of assets for lease of $0.3 million, and allowance for doubtful accounts of $0.1, partially offset by higher deferred tax expense of $0.4 million. Changes in operating assets and liabilities provided $3.5 million of net cash. These changes in operating assets and liabilities included cash provided by prepaid expenses and other assets of $2.1 million, accrued expenses of $3.2 million and deferred revenue of $0.2 million, partially offset by cash used by other non-current assets of $1.9 million and trade receivable of $0.1 million.

Investing activities

We used $2.5 million of net cash in investing activities for the nine months ended September 30, 2022, which reflects purchase of long-term notes receivable of $1.2 million, funding to purchase assets for lease of $0.9 million and fixed asset purchases of $0.4 million to support our growing business.

We used $0.6 million of net cash in investing activities for the nine months ended September 30, 2021, which reflects funding of purchases of assets for lease of $0.3 million and fixed asset purchases $0.3 million to support our growing business.

Financing activities

We used $5.0 million in net cash from financing activities during the nine months ended September 30, 2022, which reflects payment of taxes withheld for stock grants of $0.1 and $5.0 million for the treasury stock acquisition, under our recently announced share purchase program, partially offset by proceeds from exercise of stock options of $0.1 million.

We generated $54.0 thousand in net cash from financing activities during the nine months ended September 30, 2021, due to proceeds from exercise of stock options.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022. There have been no material changes to these critical accounting policies and estimates through September 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter ended September 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Not Applicable.

(c) Issuer Purchases of Equity Securities.

The following table reflects the share repurchase of our common stock during the three months ended September 30, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2022 to July 31, 2022	-	-	-	$17,055,011
August 1, 2022 to August 31, 2022	47,458	$43.08	47,458	$15,008,846
September 1, 2022 to September 30, 2022	-	-	-	$15,008,846
Total	47,458			$15,008,846

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exh. No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 26, 2021).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1*	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended September 30, 2022 is formatted in Inline XBRL and it is contained in Exhibit 101

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

November 4, 2022	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting