Form 10-K
period 2022-12-31
Semler Scientific, Inc.
filed 2023-03-23
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $155,160,658 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 16, 2023 was 6,844,512.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2022 ANNUAL REPORT ON FORM 10-K

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

●	If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
●	We predominantly market only one U.S. Food and Drug Administration, or FDA, cleared product, QuantaFlo, a cardiac and vascular testing product, and it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our Insulin Insights distribution arrangement, which includes prepaid licenses, or benefit from our recent investments in other companies developing other complementary products.
●	Changes in the regulatory reimbursement landscape, such as the recent “Advance Notice” issued by Centers for Medicare and Medicaid Services, or CMS, could impact the perceived profitability of using our products to aid diagnosis of cardiovascular diseases.
●	Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing devices, including ankle brachial index, or ABI devices.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.
●	Our cardiac and vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
●	Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We rely on a small number of employees in our direct sales force and face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.
●	To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.
●	We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of our cardiac and vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.

●	Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
●	We will need to generate significant revenues to remain profitable.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	One of our business strategies is developing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. The development of new products and service offerings involves time and expense and we may never realize the benefits of this investment.
●	We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.
●	The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.
●	Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
●	Our ability to use net operating loss, or NOL, carryforwards to offset future taxable income may be subject to limitations.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remedied our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product.
●	We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Our business could be impacted by macroeconomic factors, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain and inflation.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

ITEM 1.   BUSINESS

General

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. Our patented and U.S. Food and Drug Administration, or FDA, cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD, and serves as an aid to measure hemodynamics related to heart dysfunction.

We have an agreement with Mellitus Health, Inc, or Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for selected accounts.

We have also made cash investments in Mellitus, in Monarch Medical Technology, LLC, or Monarch, a privately-held digital health company whose proprietary product, EndoTool Glucose Management System, or EndoTool, offers a technology-enabled approach to inpatient glycemic management, and in NeuroDiagnostics Inc., a privately-held company that is doing business as SYNAPS Dx, or SYNAPS, whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house (such as our recently released QuantaFlo extension as an aid to measure hemodynamics related to heart dysfunction), and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2022, we had total revenues of $56.7 million and net income of $14.3 million compared to total revenues of $53.0 million and net income of $17.2 million in 2021.

Our Products and Services

We currently market a patented and FDA-cleared, cardiac and vascular testing product, QuantaFlo, to our customers, who include insurance plans, physician groups, risk assessment groups, hospitals and retailers. We also have an exclusive distribution arrangement for the United States, including Puerto Rico, to distribute Insulin Insights, an FDA-cleared, software solution designed to provide insulin dosing recommendations to clinicians for the adjustment and maintenance of blood glucose levels in insulin-dependent patients with Type 2 diabetes. We believe this product will be attractive to our existing customers as well as help expand our customer base.

QuantaFlo

QuantaFlo is a four-minute in-office blood flow test. Healthcare providers can use blood flow measurements as part of their examinations of a patient’s vascular condition, including assessments of patients who have vascular disease. The following diagram illustrates the use of QuantaFlo:

QuantaFlo features a sensor clamp that is placed on the toe or finger. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm. Both index fingers and both large toes are interrogated, which takes about 30 seconds for each. The product may be used with provocative maneuvers.

We have primarily developed a license model rather than an outright sales model for QuantaFlo. This license model eliminates the need to make a capital equipment sale. Consequently, we generally require no down payment or long-term commitment from our customers. QuantaFlo has an expected average lifetime of at least three years. To date, we roughly estimate that routine office usage of the QuantaFlo has ranged from a few tests per week up to 10 tests per day. We also offer contracts in which we invoice on a per test basis for use of QuantaFlo. Approximately 62% of our customers are on the fixed-fee software licensing model, whereas 38% are on the variable fee model based on usage.

We have placed our QuantaFlo product with healthcare insurance plans, integrated delivery networks, independent physician groups, hospitals and companies contracting with the healthcare industry such as risk assessment groups and retailers in addition to doctors’ offices. Our two largest customers are U.S. diversified healthcare companies and affiliated plans, and in the year ended December 31, 2022, they accounted for 40.4% and 29.0% of our revenues, respectively, compared to 40.8% and 28.6%, respectively, in the prior year.

Other Blood Flow Testing Methods

Blood flow is the amount of blood delivered to a given region per unit time, whereas blood pressure is the force exerted by circulating blood on the walls of arteries. Given a fixed resistance, blood flow and blood pressure are proportional. The ABI with Doppler test uses a blood pressure cuff to measure the systolic blood pressure in the lower legs and in the arms. A blood pressure cuff is inflated proximal to the artery in question. Using a Doppler device, the inflation continues until the pulse in the artery ceases. The blood pressure cuff is then slowly deflated. When the artery’s pulse is re-detected through the Doppler probe the pressure in the cuff at that moment indicates the systolic pressure of that artery. The test is repeated on all four extremities. Well-established criteria for the ratio of the blood pressure in a leg compared to the blood pressure in the arms are used to assess the presence or absence of flow obstruction. Generally, these tests take 15 minutes to perform and require a vascular technician to be done properly. Like QuantaFlo, the traditional analog ABI test with Doppler is a non-invasive physiologic measurement that may be abnormal in the presence of PAD. Alternatively, primary care physicians may palpate the pedal pulses to assess blood flow in the lower extremities. However, pulse palpation is generally not sensitive for the detection of vascular disease. Other options to detect arterial obstructions or hemodynamic problems are imaging systems that use ultrasound, x-ray technology or magnetic resonance to obtain anatomic information about blood vessels in the legs. However, as compared to QuantaFlo, imaging tests are much more expensive, time consuming and are performed by specialists in special laboratories or offices.

Insulin Insights

Insulin Insights is a software program that is used by a healthcare provider to optimize outpatient insulin dosing. In April 2021, we entered into an agreement with Mellitus to exclusively market and distribute this software program in the United States, including Puerto Rico, except for selected accounts. Under this agreement and its December 2022 amendment, we have pre-paid for an aggregate of $2.5 million of licenses ($2.0 million in April 2021 and $0.5 million in December 2022).

We currently are distributing Insulin Insights using a software as a service, or SaaS, license model on a per patient per month fee rather than an outright sales model. We generally require no down payment or long-term commitment from our customers. We intend to reevaluate the price periodically. As we have only recently deployed Insulin Insights with customers, we do not have enough experience with the product to be able estimate routine usage of Insulin Insights in terms of patients per location.

We seek to distribute Insulin Insights to healthcare insurance plans, integrated delivery networks, independent physician groups, and companies that contract with the healthcare industry, such as risk assessment groups, long-term care, or remote patient monitoring organizations, in addition to doctors’ offices. We believe that this software product will be of interest to our existing customer base, as well as help us to expand interest in QuantaFlo to additional customers.

Market Opportunity

QuantaFlo

Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, it gives an incentive for physicians to provide more treatments because payment is dependent on the quantity of care, rather than quality of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. The amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant medical history. For Medicare Advantage patients CMS pays a fee per patient, also known as capitation. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in expected health costs of individuals. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions that are codified.

The current coding system used by CMS for the Medicare Advantage program is a hierarchical condition category, or HCC, diagnostic classification system that began by classifying over 14,000 diagnosis codes into approximately 1,500 diagnostic groups, or DXGs. Each code maps to exactly one DXG, which represents a well-specified medical condition, such as DXG 96.01 pre-cerebral or cerebral arterial occlusion with infarction. DXGs are further aggregated into 204 condition categories, or CCs. CCs describe a broader set of similar diseases. Diseases within a CC are related clinically and with respect to cost. An example is CC100 Ischemic or Unspecified Stroke, which includes DXG 95.02 iatrogenic cerebrovascular infarction or hemorrhage (e.g., postoperative stroke), DXG 96.01 precerebral or cerebral arterial occlusion with infarction, DXG 96.02 acute but ill-defined cerebrovascular disease (ICD-9), and DXG 170.59 neonatal cerebral infarction.

Undiagnosed cardiac and vascular diseases are major under-diagnosed health problems in the United States. These conditions are common and deadly cardiovascular disease is often undiagnosed. As with clogged arteries in the heart, clogged arteries in the legs place patients at an increased risk of heart attack and stroke. Published studies have shown that persons with PAD are four times more likely to die of heart attack, and two to three times more likely to die of stroke. According to a study by P.G. Steg published in the JAMA, patients with PAD have a 21% event rate of cardiovascular death, heart attack, stroke or cardiovascular hospitalization within 12 months. The SAGE Group has estimated that as many as 20 million people are affected with PAD in the United States alone and A.T. Hirsch et al. in a JAMA published article further estimate that only 11% have claudication (pain on exertion), a classic symptom of PAD.

The spectrum of heart dysfunction includes heart failure. Published studies have shown that there are over one million hospitalizations per year in the United States from heart failure and the annual cost of care exceeds $30 billion. According to a study published in AHA Journals by S.L. Jackson, et al, heart failure affects ~approximately 6.5 million adults in the United States and the lifetime risk of heart failure is estimated to be one in five at 40 years of age. The study also notes persons with heart failure have mortality rates 20% to 25% higher after hospitalization within one year after diagnosis.

Many people affected with cardiac and vascular diseases do not have noticeable symptoms. When symptoms are present, they often include fatigue, heaviness, cramping or pain during activity, leg or foot pain, sores, wounds or ulcers on the toes, feet, or legs, which are slow to heal, shortness of breath, peripheral edema, or enlarged liver. Persons with cardiac and vascular diseases may become disabled and not be able to work.

Risk factors for developing cardiac and vascular diseases include:

•	Age (over 50 years)

•	Race (African-American)

•	History of smoking

•	Diabetes

•	High blood pressure

•	High blood cholesterol

•	Personal history of vascular disease, heart attack, or stroke.

We believe medical personnel and insurance plans who care for those older than 50 years are the target market for QuantaFlo. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of cardiac and vascular diseases.

There are over 400,000 medical professionals practicing primary care in the United States. In addition, based on American Heart Association data, there are over 20,000 cardiologists and 7,500 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of cardiac and vascular diseases. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of cardiac and vascular diseases and to look for signs on physical exam, we believe that it is often the case in busy practices that the questions go unasked.

Generally speaking, individual products are not specifically approved by name under a third-party payor code. Physicians who seek reimbursement for testing procedures are likely to use codes that describe non-invasive physiologic testing. We do not track directly how physicians code for and receive payment for such procedures.

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

CMS has established a star rating system to measure and report on the quality of health services received by consumers in Medicare Advantage plans. Based on the star ratings, high performing health plans are also eligible to be paid bonuses by CMS. Among measures factored into plans’ star ratings are measures assessing diabetes care, including a measure adapted from the Healthcare Effectiveness Data and Information Set (HEDIS) that assesses the percentage of diabetic plan enrollees aged 18-75 who demonstrate good blood sugar control (HbA1c <9.0%). We believe this provides a financial incentive to potential customers for an Insulin Insights software license, as it will assist them in working with their diabetic patients to optimize insulin dosing and achieve better control of their blood glucose levels.

Other Products and Services

In addition to our internal research and development efforts, in October 2020, we invested in SYNAPS, whose product, Discern, is a test for early Alzheimer’s disease. In December 2022, we purchased a senior secured convertible promissory note of Monarch, maker of EndoTool, a technology-enabled approach to inpatient glycemic management. We do not have a distribution agreement for Discern or EndoTool.

Strategy

Our mission is to develop, manufacture and market products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

●	Targeting customers with patients at risk of developing cardiac and vascular diseases. Healthcare providers use blood flow measurements as part of their assessment of a patient’s cardiac and vascular condition. Our strategy is to keep marketing QuantaFlo on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 400,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing cardiac and vascular diseases. Based on U.S. Census data, the evaluable patient population for QuantaFlo is estimated to be more than 80 million patients in the United States annually.

●	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-cardiovascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For cardiovascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional devices.
●	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We recently began marketing QuantaFlo as an aid to measure hemodynamics related to heart dysfunction and continue to explore potential new product and service offerings through our research and development programs. Our goal is to provide cost-effective wellness solutions for our growing, established customer base, achieve a reputation for outstanding service, all while leveraging our gains in the marketplace for such product and service offerings.
●	Exploring additional product and service offerings through arrangements or potential acquisitions. In addition to our in-house research and development efforts, we are also seeking out opportunities to expand our product and service offerings through marketing, distribution and licensing arrangements, such as our agreement to exclusively market and distribute Insulin Insights line in the United States, including Puerto Rico. Such arrangements will allow us to sell products related to chronic disease management through our network of physicians and other customers. We may also consider opportunistically acquiring additional products if we believe they fit within our strategy.

Sales and Marketing

We provide our QuantaFlo product to our customers through our salespersons, who have experience selling products and services to our anticipated market.

We deliver our QuantaFlo testing product directly to our customers, and in-service training to the customers is provided either on-line or in person. Because QuantaFlo is relatively easy to use, training can generally be accomplished in less than one day.

Customers who have licensed our QuantaFlo product may pay by credit card or check generally on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We upgrade QuantaFlo operating systems as appropriate by direct shipments or electronically.

In addition to the license model with a fixed monthly fee, we also have contracts that charge a variable monthly fee, in which we invoice based on the number of tests performed with QuantaFlo. In addition to licensing the QuantaFlo software, we have sold QuantaFlo equipment and accessories.

We have an agreement with Mellitus to exclusively market and distribute Insulin Insights, a new software product, in the United States, including Puerto Rico, except for selected accounts. Under this April 2021 agreement as amended in December 2022, we pre-paid for an aggregate $2.5 million of licenses ($2.0 million in April 2021 and $0.5 million in December 2022. We signed several customers to a license for this product in late 2022. As of December 31, 2022, we had not generated any material revenues from this product.

Manufacturing

We manufacture our product, QuantaFlo, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of the ongoing COVID-19 pandemic or other global supply chain constraints, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

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

Our intention is to provide a tool to internists and non-cardiovascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For cardiovascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured with traditional devices.

Competitors are beginning to market competing digital devices seeking to provide fast results that may be used outside of a specialized vascular laboratory. Given the potential size of the market, we expect competitors to continue to enter the space.

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

Clinical Experience

Several studies of our blood flow measurement products have been conducted by our customers or authors facilitated by access to our database. Other studies were conducted by our customers using their own independently generated datasets.

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

Another study was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed and was not peer reviewed.

Another study also was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In this prospective study at five medical practices during 2013 through 2015, 360 limbs from 180 patients were examined with three techniques: Our vascular testing product, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Results demonstrated that our test demonstrated greater sensitivity, greater accuracy and equivalent specificity compared to ABI with Doppler measurements. The results of the study are available as a white paper. Among limitations of the study are that it had a small sample size, was conducted at a mix of primary care and specialty practices, had no formal tracking of consecutive patients, and was not peer reviewed.

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

A February 2022 published peer-reviewed study analyzed screening tests using QuantaFlo for undetected and asymptomatic heart failure in a Medicare Advantage population between January 2016 and December 2016. In this study, 13,971 patients were tested and 31.6% had a positive result for PAD. Almost 60% had lower socio-economic income level with 15.1% living under the poverty level. The risk associated with detecting PAD was substantial with a 60-70% increased risk of all-cause mortality or morbidity at one year and a 40-50% increased risk of all-cause mortality or morbidity at three years. The risk was not modified by a history of coronary or cerebrovascular artery disease. The authors concluded that these findings highlight an enormous potential to realize cost-savings by reducing cardiovascular event rates and deploying population-based PAD risk mitigation strategies. Among other limitations of the study, the publication mentioned that they were not able to study the potential impact of PAD risk management strategies used after a positive PAD screen was communicated with the primary care provider and patient. This may have led to an underestimation of the true risk as targeted PAD risk management and behavior modification strategies may have been initiated at the discretion of the provider and patient.

A September 2022 a peer-reviewed study under real-world conditions, illustrating the benefits of PAD in-home screening was published. The study analyzed screening tests using QuantaFlo for Medicare Advantage beneficiaries aged ≥65 years participating in the Optum HouseCalls program in the U.S. between April 1, 2017 and February 1, 2019. Of the 192,500 patients tested in their homes, 27.7% had a positive result for PAD. One-year all-cause mortality, 1- and 2-year major adverse cardiovascular events (MACE), and major adverse limb events (MALE) in the PAD positive patients were all significantly increased versus those patients who screened negative for PAD (p <.001). Moreover, the severity of the test results was associated with worse outcomes. The authors stated, “Detecting previously undiagnosed peripheral artery disease is a way to risk stratify a population that would benefit from further cardiovascular risk management.” Among other limitations of the study, the publication mentioned that the findings are only generalizable to individuals aged ≥65 years and the study could not assess the proportion of deaths due to cardiovascular causes.

A February 2023 a peer-reviewed study was published assessing the accuracy our vascular testing product using cardiac echocardiography (Echo) as a gold standard of heart failure. Results were that our test showed a significant correlation with Echo (p<.01). Among other limitations of the study, the publication mentioned that data on severity were not including and outcomes following preventative measures were not studied.

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

FDA’s Pre-market Clearance and Approval Requirements

To commercially distribute QuantaFlo or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a pre-market approval, or PMA, application or de novo classification from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to FDA’s “general controls”, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, or MDRs, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to FDA’s general controls and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. To market low to moderate risk devices that are automatically placed into class III, a manufacturer may request a de novo classification from FDA. Both pre-market clearance, PMA applications and de novo classification requests are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval or authorization, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, a medical device manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application or a device that has been reclassified from class III to class II or class I. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take significantly longer, and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new pre-market submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained.

Pre-market Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) clearance process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, preclinical studies and clinical trials, data and manufacturing and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After FDA determines that a PMA application is sufficiently complete to permit a substantive review, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

De Novo Classification Pathway

Device types that the FDA has not previously classified as class I, II or III are automatically classified into class III regardless of the level of risk they pose. To market low to moderate risk devices that are automatically placed into class III due to the absence of a predicate device, a manufacturer may request a de novo classification. This procedure allows a manufacturer whose novel device is automatically classified into class III to request classification of its device into class I or II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent or a manufacturer may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 days following receipt of the de novo classification request, although in practice, the FDA’s review may take significantly longer. If the manufacturer seeks reclassification into class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the device. The FDA may reject the de novo classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, FDA will grant the de novo request for classification. When FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type through a 510(k) premarket notification.

Clinical Trials

Clinical trials are typically required to support a PMA and often for a de novo classification request, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational devices, and specify an array of recordkeeping, reporting and monitoring responsibility of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A clinical trial may begin 30 days after receipt of the IDE application by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Acceptance of an IDE application for review does not guarantee that the FDA will approve the IDE and, if it is approved, the FDA may or may not determine that the date derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

In addition, the study must be approved by, and conducted under the oversight of, an institutional review board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin a specific number of investigational sites with a specific number of patients, as approved by the FDA.

If the device is considered a “non-significant risk,” an IDE application to the FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required. Abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements also apply to non-significant risk device studies.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all applicable reporting and record keeping requirements.

Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical study will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval. Information about certain device clinical trials must be posted on clinicaltrials.gov.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, regardless of its classification or pre-market pathway, numerous regulatory requirements apply. These include, but are not limited to:

●	establishment registration and device listings with the FDA;
●	QSR, which require manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;
●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses and impose other restrictions on labeling;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, that may present a risk to health; and
●	requirements to conduct post-market surveillance studies to establish continued safety data.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions and civil penalties;
●	recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our request for 510(k) clearance or pre-market approval or de novo classification of new products;
●	withdrawing pre-market approvals that are already granted or reclassifying the devices; and
●	criminal prosecution.

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

The Health Care Reform Law also included the federal Physician Payments Sunshine Act, which requires device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to disclose annually to CMS any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners, and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Health Care Reform Law. For example, several executive orders were issued along with other directives designed to delay the implementation of certain provisions of the Health Care Reform Law or otherwise circumvent some of the requirements for health insurance mandated by the Health Care Reform Law. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Health Care Reform Law such as removing penalties, effective January 1, 2019, for not complying with the Health Care Reform Law’s “individual mandate” to carry health insurance, delaying the implementation of certain Health Care Reform Law-mandated fees, and repealing the medical device excise tax. In June 2021, in an appeal from a lower court decision holding that the individual mandate under the Health Care Reform Law is unconstitutional, the United States Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the Health Care Reform Law. In January 2021, an executive order was issued to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Health Care Reform Law marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Health Care Reform Law. It is unclear how additional litigation or executive orders will impact the Health Care Reform Law and our business.

Other legislative changes have been proposed and adopted in the United States since Health Care Reform Law. For example, through the process created by the Budget Control Act of 2011 and subsequent legislation, there are automatic reductions of Medicare payments to providers of generally 2% per fiscal year; these reductions went into effect in April

2013 and except for a period of temporary relief that was afforded in response to the COVID-19 public health emergency will remain in effect through fiscal year 2031 unless additional Congressional action is taken.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to cost-containment initiatives within the health care industry. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic or other global pandemics.

Human Capital Management

As of December 31, 2022, we had 127 employees, all of which were full-time. None of our employees are represented by a labor union, and we consider our relationship with our employees to be positive. We also regularly engage consultants and subcontractors on an as-needed basis. We increased our head count in the fiscal year 2022 from 124 to 127, which represents a 2% increase from the prior year. As we grow our business, we expect to continue to experience growth in the number of our employees, particularly in the areas of sales, marketing, and distribution.

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

Response to COVID-19

As a virtual company, we believe we were better prepared than many at home offices to deal with the effects of the global spread of the still ongoing COVID-19 pandemic. As a result of governmental restrictions mandating “shelter-in-place” or similar limitations, which at the time resulted in our sales personnel eliminating travel, we increased the use of our on-line platforms and created new means to replace training methods and hands-on interactions with the customers that we relied on pre-pandemic. To date, we have not terminated any of our employees due to the pandemic. We continue to closely monitor the COVID-19 situation and, if needed, will evolve our plans and policies to keep our employees and customers safe.

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

Our business strategy was formed based on assumptions about the cardiac and vascular diseases market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases will help drive growth in the cardiac and vascular diseases market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance. Moreover, if our customers do not believe they can benefit from increased capitated payments by identifying sicker patients in their patient pools, they may not see the benefit in screening patients for PAD or heart dysfunction using our products, which would have material and adverse effect on our business, financial condition and results of operations. Recently CMS issued an Advance Notice, which proposes to revise the HCC codes for vascular disease, created uncertainty in the future whether identifying patients with PAD or heart dysfunction will qualify for an increased capitated payment. Although the Advance Notice is not final and is open to public comment, there may be uncertainty regarding proper HCC codes and reimbursement, which could negatively impact our business.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. Although we recently began distributing licenses to Insulin Insights, there is no guarantee that we will be successful or that our customers will be interested in this software, which we view as complementary to QuantaFlo. We also mutually terminated a distribution agreement for a different product line in November 2021, and in the fourth quarter of 2021 wrote down $1.2 million of inventory that we had acquired, as our expectations regarding the marketing and distribution of this product line did not prove to be accurate. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, all of which could result in our becoming subject to additional or different regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our recent entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

Our business has been and could continue to be adversely affected by the ongoing COVID-19 pandemic.

Our business has been and could continue to be adversely affected by the global ongoing COVID-19 pandemic. In the first half of 2020, we experienced decreased test volumes due to "social distancing" and other executive orders mandating "shelter-in-place" or similar restrictions, which limited patient visits by our customers, and restricted participation in trade shows and in-person training, among other items. The testing volume decrease primarily affected revenues from our variable-fee licenses, which are based on usage of our QuantaFlo product, often during home visits by our customers. The extent to which COVID-19 may continue to impact us will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, business closures or other business disruptions, including supply chain disruptions and labor shortages, and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19, including global vaccination efforts. Any recurrence or subsequent “wave” of COVID-19 cases, including those caused by new variants, could cause other widespread or more severe impacts depending on where infection rates are highest.

We predominantly market only one FDA-cleared cardiac and vascular testing product; it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our Insulin Insights distribution arrangement, which includes prepaid licenses, or benefit from our recent investments in other companies developing complementary products.

We currently actively market only one cardiac and vascular testing product, QuantaFlo, and have an agreement to exclusively market and distribute Insulin Insights, a new software product line in the United States, including Puerto Rico, for which we have prepaid an aggregate of $2.5 million of software licenses ($2.0 million in April 2021 and $0.5 million in December 2022). We also have a minority investment in, NeuroDiagnostics Inc., doing business as SYNAPS Dx, which is developing an additional potentially complementary product offering, Discern, although such product is in early stages and may not ultimately fit with our strategy and customer base. In December 2022, we committed to loan up to $5.0 million through the purchase of a senior convertible promissory note to Monarch, a digital health company whose proprietary product, EndoTool, offers a technology-enabled approach to inpatient glycemic management. We do not have any distribution agreement for Discern or EndoTool and we may never generate meaningful revenues from distribution of our prepaid licenses for Insulin Insights. Moreover, there is a risk that we may never receive repayment of our loans to Mellitus or Monarch, nor receive any benefit from our equity investment in SYNAPS Dx. Accordingly, we expect that revenues from our cardiac and vascular testing product will account for the vast majority of our revenues for at least the next several years.

Our cardiac and vascular testing product, including our recent extension of QuantaFlo to aid in diagnosis of heart dysfunction, and any other products we may be offering in the future, may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of the recent CMS Advance Notice, which may change the regulatory landscape for HCC codes and could impact the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we are entitled.

If our cardiac and vascular testing product, QuantaFlo, our diabetes software, Insulin Insights, or other products we may offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

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

Moreover, we acquired exclusive distribution rights to a new product area and may in the future acquire rights to other complementary products. If we are not able to convince potential customers of their benefits, these rights and potential future rights may not generate any meaningful revenues for our company.

If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.

Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as our cardiac and vascular testing product to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with our cardiac and vascular testing product by third-party payors is central to the acceptance of our cardiac and vascular testing product and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. The recent CMS Advance Notice has created uncertainty about whether identifying patients with PAD or heart dysfunction will qualify for an increased capitated payment. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with our cardiac and vascular testing product if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

Our cardiac and vascular testing product is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.

Our cardiac and vascular testing product is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which our testing product is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as our cardiac and vascular testing product. We cannot control whether or not providers who use our cardiac and vascular testing product will seek reimbursement. Therefore, our ability to successfully commercialize our cardiac and vascular testing product could depend on the coverage and adequacy of reimbursement from these third-party payors.

Currently, our cardiac and vascular testing product is generally but not specifically approved for any particular reimbursement code. Although most of our customers report being covered and reimbursed by third-party payors consistently for procedures using a variety of different reimbursement codes, there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some potential customers have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our cardiac and vascular testing product to be used, we do not intend to pursue formal approval for our cardiac and vascular testing product for any particular code.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 81 sales and marketing employees as of December 31, 2022. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or a large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenues from our products in addition to the leasing model, such as our fee per test model. We also have exclusive distribution rights to a new product area and may in the future acquire rights to other complementary products. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our cardiac and vascular testing product or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.

We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.

Our business is primarily based on a leasing model rather than an outright sale of our products although we also generate variable fee revenues, which are based on usage (fee-per-test). Our pricing is based on data collected on use rates and third-party payment rates to physicians and facilities for the use of our product. We require no down payment, long-term commitment or maintenance contract or fees from our customers and replace damaged products free of charge in the service model. If we lose current customers on short notice, we may not be able to find new customers to replace them with in a timely manner and that could adversely affect our business, results of operations and financial condition. In addition, our business model of replacing damaged products free of charge may prove to be costly and affect the profitability of our service model. In our fee-per-test model, we rely on our customers to comply with the terms of service that require them to synchronize devices on a regular and routine basis such that we are able to invoice them for the tests done using our device. There is a risk that customers use our device without synching as agreed, which could lead to inadequate billing and failing to capture revenue based on actual usage. Although we have procedures in place to limit usage of our device if it has not synchronized for a period of time, there is no guarantee that our customers will act in compliance with their terms of service and we may not appropriately capture all per-test fees to which we are entitled.

We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the year ended December 31, 2022, two customers accounted for 40.4%, and 29.0% of our revenues, and as of December 31, 2022, three customers accounted for 26.8%, 25.9% and 16.8% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering such as by distributing licenses to Insulin Insights, are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of our cardiac and vascular testing product. Any delay or disruption in the supply of the product or facility may negatively impact our operations.

We manufacture our cardiac and vascular testing product through a small number of independent contractors based in the United States. We also purchase inventory under our exclusive marketing and distribution agreement with Mellitus. The loss or disruption of our relationships with outside vendors and suppliers could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the ongoing COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

Further, our cardiac and vascular testing product is manufactured in the United States in a limited number of facilities. If an event occurred that resulted in material damage to these manufacturing facilities or our manufacturing contractors lacked sufficient labor to fully operate their facilities, we may be unable to transfer the manufacture of our cardiac and vascular testing product to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.

We will need to generate significant revenues to remain profitable.

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

Our future financial performance will depend in part on the successful improvements and software updates to our cardiac and vascular testing product on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that our cardiac and vascular testing product will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to our cardiac and vascular testing product or our other products in development. Further, we may not be able to develop improvements and software updates to our cardiac and vascular testing product at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with our cardiac and vascular testing product.

Failure to successfully introduce, improve or update our products on a cost-effective basis, or delays in customer decisions related to the evaluation of our products could cause us to lose market acceptance and could materially adversely affect our business, financial condition and results of operations.

One of our business strategies is developing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs and receive increased compensation for their services. The development of new products and service offerings involves time and expense and we may never realize the benefits of this investment.

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in November 2021 we mutually terminated a distribution agreement for a product line and wrote down $1.2 million of inventory. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Discern and Insulin Insights (for which we have an exclusive distribution agreement) and in December 2022, we extended a loan to Monarch, maker of EndoTool. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or realize any benefits from our efforts to distribute Insulin Insights, or that we will be repaid upon maturity of our loans. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our cardiac and vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion of the relevant regulatory regime, see “Business—Government Regulation.” We cannot assure that any new medical devices or new uses or modifications for our cardiac and vascular testing product that we develop will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Furthermore, although QuantaFlo has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations. We also may need to undertake a recall of any modified product that has been distributed.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay pre-market approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. Future reforms could require us to file new 510(k) clearances and could increase the total number of 510(k) clearances to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.

Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters, untitled letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or poses an unreasonable health risk, the FDA could:

●	require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;
●	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;
●	detain, seize or ban adulterated or misbranded medical devices;
●	refuse to provide us with documents necessary to export our product;
●	refuse requests for 510(k) clearance or pre-market approval of new products or new intended uses;
●	withdraw 510(k) clearances that are already granted or reclassify our device;
●	impose operating restrictions, including requiring a partial or total shutdown of production;
●	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
●	assess criminal or civil penalties against our officers, employees or us.

If the FDA concludes that we failed to comply with any regulatory requirement during an inspection, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.

We may rely on third parties to support certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory clearance or approval or commercialize our products, and our business could be substantially harmed.

We have retained the services of knowledgeable external service providers, including consultants and clinical research organizations, to develop and supervise our clinical trials and regulatory processes. We will remain dependent upon these third-party contract research organizations and consultants to carry out portions of our clinical and preclinical research studies and regulatory filing assistance for the foreseeable future. As a result, we have had and will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials than would be the case if we were relying entirely on our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. Failure by these third parties to comply with regulatory requirements or to meet timing expectations may require us to repeat clinical trials or preclinical studies, which would delay the regulatory clearance or approval process, or require substantial unexpected expenditures.

If we are found to have improperly promoted our products for off-label uses, we may become subject to significant fines and other liability.

FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices cleared under section 510(k) cannot be marketed for any intended use that is outside of FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by FDA. If we are found to have promoted such

“off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of our cardiac and vascular testing product to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. If changes are made to the Health Care Reform Law, or it is repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2022, we had no federal NOL carryforwards. Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have completed a formal Code Section 382 study for the period January 1, 2012 through June 30, 2019 and we believe an ownership change has occurred. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As of December 31, 2022, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Risks Related to Our Common Stock

Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to substantially influence the outcome of all matters submitted to stockholders for approval.

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 47.0% of our common stock as of March 16, 2023. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover us in the event of liability claims, and as of the date of this annual report on Form 10-K, no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.

We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.

The manufacturing and marketing of our cardiac and vascular testing product and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment or may be required to do so by a regulatory authority. A recall of our cardiac and vascular testing product or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. At December 31, 2022, we held approximately $30.1 million of U.S. Treasury bills, and the remainder of our cash was held in non-interest bearing bank accounts, primarily at First Republic Bank and Edward Jones, and we are taking steps to diversify further. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any financial instruments (such as letters of credit) were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of government securities with interest rates below current market interest rates, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general.

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

The market for medical systems, equipment and other devices and services is highly competitive. We compete with many medical service companies in the United States and internationally in connection with our vascular testing product and products under development. We face competition from numerous companies in the diagnostic area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize our cardiac and vascular testing product or any other future products, if and when they are approved for sale or license, or service offerings that we may develop. Our future success will depend largely upon our ability to anticipate and keep pace with developments and advances. Current or future competitors could develop alternative technologies or products or service offerings that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products or service offerings become obsolete or uncompetitive, our related revenues would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

Holders

On March 16, 2023, the closing sale price of a share of our common stock was $19.73 per share and there were 6,844,512 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 33 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Issuer Purchases of Equity Securities

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

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, which measures arterial blood flow in the extremities to aid in the diagnosis of PAD, and as an aid to measure hemodynamics related to heart dysfunction.

We have an agreement with Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for select accounts. We have also made cash investments in Mellitus, in Monarch, a privately-held a digital health company whose proprietary product, EndoTool, offers a technology-enabled approach to inpatient glycemic management, and in NeuroDiagnostics Inc., a privately-held company that is doing business as SYNAPS Dx, whose product, Discern is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house (such as our recently released QuantaFlo extension as an aid to measure hemodynamics related to heart dysfunction), and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2022, we had total revenues of $56.7 million and net income of $14.3 million compared to total revenues of $53.0 million and net income of $17.2 million in 2021. We had an income tax expense of $3.4 million in 2022, compared to $2.2 million in 2021. Our pre-tax net income was $17.7 million in 2022 compared to $19.5 million in 2021.

Recent Developments

On March 14, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock. Under this program, we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion and based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We purchased 148,500 shares of our common stock for approximately $5.0 million during the twelve months ended December 31, 2022.

In May 2022, we acquired $179 thousand aggregate principal amount of outstanding convertible notes of Mellitus, which bear interest at a rate of 10% per annum, and as amended, mature July 2025, if not automatically converted into preferred stock prior thereto. We acquired these notes to facilitate their subordination in connection with our June 2022 purchase of an aggregate $1.0 million of senior secured notes, that bear interest at a rate of 5% per annum and mature in three years, unless accelerated due to an event of default as provided in the notes. Repayment of these notes is secured by a first priority interest in all of Mellitus’ assets. In December 2022, we amended our April 2021 distribution agreement with Mellitus to prepay for an additional $0.5 million of licenses (for an aggregate $2.5 million when including the $2.0 million of licenses prepaid in April 2021).

In December 2022, we announced a commitment to loan up to $5.0 million to Monarch, a Nevada limited liability company, through the purchase of a senior secured convertible promissory note that bears interest at a rate of 10% per annum. The note also contemplates payment of up to $100 thousand of transaction expenses. Repayment of the note is secured by a first priority interest in all of Monarch’s assets. Monarch is a digital health company whose proprietary EndoTool offers a technology-enabled approach to inpatient glycemic management. The software-as-a-service solution is FDA 510(k) cleared, patent protected and installed at more than 100 health systems across the United States. We believe the investment in Monarch complements our offering of Insulin Insight, a glycemic management software application that healthcare providers can use to optimize outpatient insulin dosing for persons with diabetes. As of

December 31, 2022, Monarch had borrowed $3.5 million, out of the $5.0 million committed. In January 2023, Monarch borrowed an additional $0.5 million from the balance of the note.

In February 2023, CMS issued an Advance Notice, which proposes to revise the HCC codes for vascular disease, created uncertainty in the future whether identifying patients with PAD or heart dysfunction will qualify for an increased capitated payment. Although the Advance Notice is not final and is open to public comment, there may be uncertainty regarding proper HCC codes and reimbursement, which could negatively impact our business.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the rental or license of our vascular testing product. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that normally automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements, which are either fixed fees, or variable fees based on usage. We also recognize revenue for hardware and supplies sales, as well as sales of product licenses under our exclusive marketing and distribution agreement, as of the date of shipment. We also generate other license revenue from distributing Insulin Insights software product.

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

Engineering and product development expense

Our engineering and product development expense consists of costs associated with the design, development, testing and enhancement of our cardiac and vascular testing product and other products in development. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our engineering and product development expense.

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

Total other income and expense

Our total other income and expense primarily reflects other taxes and fees as well as interest income.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets in accordance with GAAP. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease in our tax provision in the current period or subsequent periods.

Factors Affecting Future Results

We have not identified any other factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

We had revenues of $56.7 million for the year ended December 31, 2022, compared to $53.0 million in 2021. Our revenues are primarily from fees charged to customers for use of our products and from sale of accessories used with these products. We recognized revenues of $55.3 million from fees for our products in 2022, consisting of $34.0 million from fixed-fee licenses and $21.3 million from variable-fee licenses, compared to $52.0 million in 2021, consisting of $30.5 million from fixed-fee licenses and $21.5 million from variable-fee licenses. The remainder was from other equipment/supply sales of accessories, which were $1.4 million in 2022 as compared to $1.0 million in 2021.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating Expenses

We had total operating expenses of $39.5 million for the year ended December 31, 2022, compared to $33.6 million in 2021. The primary reason for this change was overall growth in our business, increased compensation of the sales team and increased headcount of field sales and technical support personnel to service the expanding number of customers. As a percentage of revenues, operating expenses increased to 70% in 2022, as compared to 63% in 2021. The changes in the various components of our operating expenses are described below.

Cost of Revenues

We had cost of revenues of $4.3 million for the year ended December 31, 2022, compared to $6.1 million for 2021. The primary reasons for this change were that 2021 includes a $1.2 million inventory write-down due to cancellation of the distribution agreement, as well as lower consulting expenses in 2022, which were partially offset by increased personnel costs due to increased headcount and annual salary increases. As a percentage of revenues, cost of revenues decreased to 8% in 2022, as compared to 12% in 2021.

Engineering and Product Development Expense

We had engineering and product development expense of $4.8 million for the year ended December 31, 2022, compared to $3.8 million in 2021. The increase was primarily due to personnel, consulting fees and other costs associated with our product development and customization efforts, which were partially offset by lower clinical studies. As a percentage of revenues, engineering and product development expense was 9% in 2022 compared to 7% in 2021.

Sales and Marketing Expense

We had sales and marketing expense of $17.7 million for the year ended December 31, 2022, compared to $14.4 million in 2021. The increase was primarily due to higher sales compensation and personnel expense, trade shows expenses, travel expenses and subscriptions expenses. In the prior year we could not travel, attend trade shows or contact the customers personally due to COVID. As a percentage of revenues, sales and marketing expense increased to 31% in 2022 compared to 27% in 2021.

General and Administrative Expense

We had general and administrative expense of $12.7 million for the year ended December 31, 2022, compared to $9.2 million in 2021. The increase was primarily due to employee compensation related expenses, higher insurance, patent and legal expenses and dues and subscriptions, partially offset by lower stock-based compensation and other miscellaneous expenses. As a percentage of revenues, general and administrative expense was 23% in 2022, compared to 17% in 2021.

Other Income and Expense

We had other income of $0.5 million for 2022, compared to $10 thousand in 2021. The increase was primarily due to interest income associated with higher rates on short term government debt and money market funds, as well as interest from notes receivable.

Provision for Taxes

In 2022, we recorded an income tax expense of $3.4 million, compared to $2.2 million in 2021. The increase was primarily due to lower windfall gains resulting from the exercise of stock options compared to the prior year.

Net Income

For the foregoing reasons, we had a net income of $14.3 million for the year ended December 31, 2022, compared to a net income of $17.2 million for the year ended December 31, 2021.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $43.1 million at December 31, 2022, compared to $37.3 million at December 31, 2021, and total current liabilities of $6.9 million at December 31, 2022, compared to $4.9 million at December 31, 2021. As of December 31, 2022, we had working capital of approximately $42.1 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2022, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts and three-month treasury bills. At December 31, 2022, we held approximately $30.1 million of U.S. Treasury bills, and the remainder of our cash was held in non-interest bearing bank accounts. We have banking relationships with First Republic Bank and Edward Jones, and are taking steps to diversify further. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating Activities

We generated $17.5 million of net cash from operating activities for the year ended December 31, 2022, compared to $16.1 million for the year ended December 31, 2021. The improvement was primarily due to changes in non-cash adjustments and operating assets and liabilities. Non-cash adjustments to reconcile net income to net cash from operating activities were $1.5 million in the year ended December 31, 2022, compared to $3.4 million in the year ended December 31, 2021, primarily due to stock-based compensation expense, depreciation expense, and loss on disposal of leased assets, partially offset by an increase in deferred tax expense. Prior year adjustments of $3.4 million were due to a $1.2 million inventory write-off, an increase of stock-based compensation and depreciation, partially offset by a decrease in deferred tax expense. Changes in operating assets and liabilities provided $1.7 million of net cash in the year ended December 31, 2022, compared to used $4.6 million of net cash in the year ended December 31, 2021, primarily due an increase of accrued expenses and trade payables due to timing of payments to the vendors, decrease of prepaid and other current assets, partially offset by increase in other non-current assets and trade receivable.

Investing Activities

We used $26.8 million of net cash in investing activities for the year ended December 31, 2022, compared to $0.8 million of net cash in investing activities for the year ended December 31, 2021. The increase was primarily attributable to purchase of short-term treasury bills of $20 million, notes held for investments of $4.7 million, an increase in purchase of assets for lease and an increase of property, plant and equipment.

Financing Activities

We used $4.9 million of net cash in financing activities during the year ended December 31, 2022, compared to generating $13 thousand during the year ended December 31, 2021, primarily due to the treasury stock acquisition of $5.0 million, under our recently announced share purchase program, and taxes paid related to equity awards of $0.1 million, partially offset by the exercise of stock options of $0.2 million.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that we maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.(1)	68	Chief Executive Officer and Director	September 2012	2024
Andrew B. Weinstein	58	Senior Vice President, Finance and Accounting	N/A	N/A
Daniel E. Conger	46	Vice President, Finance	N/A	N/A
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	76	Director	June 2014	2023
Daniel S. Messina	67	Director	August 2020	2024
Cindy H. Moon	46	Director	November 2020	2023
Wayne T. Pan, M.D., Ph.D.	59	Director	May 2014	2025

_____

(1) On March 19, 2023, Dr. Murphy-Chutorian notified our board of directors of his intent to resign as our chief executive officer. In light thereof, on March 21, 2023, our board of directors appointed Wayne T. Pan as his successor effective as of April 3, 2023.

Board of Directors

Douglas Murphy-Chutorian, M.D. — Dr. Douglas Murphy-Chutorian has served as a member of our board of directors since September 2012 and as our chief executive officer since October 31, 2012. Dr. Murphy-Chutorian has had broad, diverse career experience in healthcare over the past 30 years, stretching from clinician, academician, inventor, entrepreneur, chief executive officer, chairman of the board, and consultant to financial firms. From 2005 to 2012, he was managing director of Select Healthcare Capital, LLC. Dr. Murphy-Chutorian is a named inventor on more than 30 patents, and has guided more than 50 products through various regulatory approval processes. His business career has included extensive involvement in all facets of the medical industry from financial, research and development, manufacturing, marketing and sales, regulatory, reimbursement, and clinical trials. His breadth of healthcare experience includes all major sectors of the industry: medical devices, health services, pharmaceuticals, biotechnology and managed care. He received his B.A. and M.D. from Columbia University. He completed his internal medicine residency at New York University/Bellevue Medical Center and his fellowship in cardiology at Stanford University Medical Center. He has served as a faculty member in interventional cardiology at both Stanford and Montefiore Medical Center. We believe Dr. Murphy-Chutorian’s experience as a cardiologist, inventor and executive, in particular serving as our Chief Executive Officer, qualify him to be a director of our company.

Arthur “Abbie” Leibowitz, M.D., F.A.A.P., — Dr. Arthur “Abbie” Leibowitz has served as a member of our board of directors since June 2014. Dr. Leibowitz has over 50 years of experience in healthcare, with more than 35 years in leading positions with several healthcare companies. Dr. Leibowitz is the chief medical officer and president emeritus at Health Advocate, Inc., a health advocacy and assistance company he co-founded in 2000 that provides support and helps consumers navigate the healthcare system. In June 2014, Health Advocate, Inc. became a wholly owned subsidiary of the West Corporation. West Corporation was in turn acquired and taken private by Apollo Global Management, LLC in October 2017. In July 2021, Teleperformance (TEP.PA), a global leader in digitally integrated business solutions acquired Health Advocate. Health Advocate Inc.’s clients include more than 12,000 small, medium, and large sized companies, not-for-profit organizations and associations, schools, colleges and universities, unions, health plans, and third-party administrators across the United States. Prior to his role at Health Advocate, Inc., Dr. Leibowitz served as executive vice president of digital health strategies and a member of the board of directors at Medicologic, Inc., where he was responsible for developing healthcare data, information services and strategies targeted at users of the company’s electronic medical record system, as well as data customers including payors, pharmaceutical companies, employers, regulatory and government agencies. Dr. Leibowitz served as vice president, medical delivery systems and chief medical officer at Aetna U.S. Healthcare, from 1996 to 2000, where he directed medical affairs and policies for one of the largest health benefits companies in the nation. In this role he was responsible for clinical policy development, technology assessment, patient management activities, and quality improvement programs. From 1993 to 1996, Dr. Leibowitz was the vice president, health delivery, corporate medical director at U.S. Healthcare, where he coordinated the expansion of medical programs regionally into eight new markets. Dr. Leibowitz had also served as vice president, health delivery, and a network medical director at U.S. Healthcare, from 1987 to 1993. From 1975 to 1987, Dr. Leibowitz was the senior physician at Drexel Hill Pediatric Associates, where he established seven physician pediatric group practice serving a large and diverse urban/suburban patient population. Dr. Leibowitz has authored many articles in the medical literature and has made numerous media appearances. Dr. Leibowitz received both his B.A. and M.D. degrees from Temple University. We believe Dr. Leibowitz’s extensive background, experience and knowledge of the healthcare industry qualify him to be a director of our company.

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

Wayne T. Pan, M.D., Ph.D., MBA — Dr. Wayne T. Pan, M.D., Ph.D. has served as a member of our board of directors since May 2014 and was appointed as chief executive officer in March 2023 effective April 3, 2023. Dr. Pan has over 20 years of broad healthcare industry experience from clinical medicine, to managed care, health information technology and biotechnology. Prior to his appointment as chief executive officer, from May 2022 through March 2023, Dr. Pan served as medical director at Banner Health, Insurance Division, responsible for all of Banner’s Medicare Programs, including HMO, PPO and D-SNP. Prior to Banner, from June 2021 to May 2022, he was co-founder and chief medical officer of Salusive, Inc., a technology-enabled healthcare services company, based in Emeryville, CA, providing chronic care management and remote patient monitoring services to help physicians manage older adults with chronic conditions, leveraging a proprietary NLP/AI platform that enhances the effectiveness of clinical coaches in real-time as they connect with their patients. From May 2018 to June 2021, he was employed by BioMarin Pharmaceutical Inc., a biotechnology company based in Novato, CA, initially as a medical director in Global Medical Affairs, functioning as the Global Medical Lead for products in development and marketed products treating the mucopolysaccharidoses (MPS) diseases, Morquio A (MPS IVA), Maroteaux-Lamy (MPS VI) and Sanfilippo B (MPS IIIB) syndromes. In January 2021 he moved to the Product Portfolio Development organization as a director, core team leader supporting the PKU gene therapy program. He is also a part-time medical director at San Francisco Health Plan, since May 2014, responsible for utilization management, appeals and grievances and quality improvement programs. From April 2016 to February 2018, he was a medical director in Quality of Care and Health Economics and Outcomes Research, US Medical Affairs at Genentech, Inc., a biotechnology company based in South San Francisco. Earlier in his career, Dr. Pan was a practicing fellowship-trained orthopedic hand surgeon, a CMO at several regional Medicaid/Medicare Advantage health plans, and CMO of medical groups in the San Francisco Bay Area. Dr. Pan holds an M.B.A. from The Wharton School, University of Pennsylvania and an M.D. and Ph.D. from the Mt. Sinai School of Medicine, and a B.S. in Biology from Johns Hopkins University.

There are no family relationships among any of our directors or executive officers.

Executive Officers

Andrew B. Weinstein — Mr. Weinstein has served as our Senior Vice President, Finance and Accounting since October 2018. He previously served as the Vice President of Accounting since joining our company in March 2017. From May 2006 until joining our company, Mr. Weinstein served as Vice President, Controller and member of senior management at Health Advocate, Inc., a health advocacy and assistance company that provides support and helps consumers navigate the healthcare system. During his tenure at Health Advocate, Mr. Weinstein was responsible for all accounting, finance, payroll, benefits and financial reporting activities of the company and its four subsidiaries, leading a team of eighteen people. He also served as a director of two of Health Advocate’s subsidiaries. Prior to joining Health Advocate, Mr. Weinstein was Chief Financial Officer and General Manager for Service Plus Distributors, Inc. (SPD) and SPD Division, a Barnes Group. Previously, he was a forensic accountant and economic analyst for Barach & Company and Supervising Senior Accountant at KPMG. Mr. Weinstein received a B.S. in Accounting from Pennsylvania State University and is a Certified Public Accountant (Pennsylvania).

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

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Our board of directors has established a separately designated standing audit committee, which is currently comprised of Dr. Pan, who serves as both member and Chairman, Mr. Messina, and Ms. Moon. Our board of directors has determined that Mr. Messina qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules. In connection with Dr. Pan assuming the role of chief executive officer effective April 3, 2023, Dr. Leibowitz will join the audit committee replacing Dr. Pan, and Mr. Messina will assume the role of Chairman.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were in compliance, other than one Form 4 filing by Douglas Murphy Chutorian, reporting an option exercise and 10b5-1 plan sales of the shares; one Form 4 by each of Cindy Moon, Wayne T. Pan,and Arthur Leibowitz reporting their annual non-employee director stock awards; and two Form 4s by Daniel Messina, in each case reporting the grant of stock awards.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our (i) principal executive officer and (ii) the two most highly compensated executive officers other than our principal executive officer. These individuals are referred to in this annual report on Form 10-K as our named executive officers, and were our only executive officers during the year ended December 31, 2022. As none of our named executive officers received any stock awards, option awards or nonqualified deferred compensation earnings during the years ended December 31, 2022 and 2021, we have omitted those columns from the table.

				Non-Equity
				Incentive Plan	All Other
	Fiscal	Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)
Douglas Murphy-Chutorian, M.D.,	2022	$450,000	$0	$400,000	$20,459	$870,459
director and chief executive officer	2021	$400,000	$0	$400,000	$71,395	$871,395
Andrew B Weinstein,	2022	$353,750	$72,000	$0	$29,491	$455,241
senior vice president, finance and accounting	2021	$322,500	$66,000	$0	$46,201	$434,701
Daniel E. Conger,	2022	$216,500	$43,300	$0	$29,491	$289,291
vice president, finance	2021	$210,000	$44,500	$0	$44,328	$298,828
(1)	For Mr. Weinstein, reflects a salary increase effective March 15, 2022.
(2)

The amounts represent performance-based cash incentives earned by Dr. Murphy-Chutorian based on the achievement of certain company goals and his target incentive compensation amount. Incentive compensation awards are paid annually, based on the achievement of the objectives set by the compensation committee of our board of directors at the beginning of the fiscal year.

(3)	Represents payment of health insurance premiums pursuant to the terms of employment agreements.

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

In 2022, Dr. Murphy-Chutorian’s base salary was $450,000, with target incentive equal to 89% of base salary with up to $100,000 achievable per fiscal quarter based on certain predefined performance objectives.

Andrew B. Weinstein

On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective March 15, 2022, Mr. Weinstein’s base salary was increased to $360,000 (from $330,000), with a discretionary bonus of $72,000 (increased from $66,000).

Daniel E. Conger

On October 18, 2010, we entered into an at-will employment agreement with Mr. Conger, our vice president of finance. Under the terms of the agreement, Mr. Conger can be terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. In 2022, Mr. Conger’s base salary was $216,500, with a discretionary bonus of $43,300. Effective January 1, 2023, Mr. Conger’s base salary is $229,000, with a discretionary bonus of $45,800.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2022. We have omitted certain columns from the table as our named executive officers do not have any outstanding stock awards.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas Murphy-Chutorian(1)	71,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.56	12/31/2025
Douglas Murphy-Chutorian(1)	125,000	0	$2.23	02/17/2026
Douglas Murphy-Chutorian(1)	125,000	0	$1.72	01/19/2027
Douglas Murphy-Chutorian(1)	125,000	0	$8.00	12/31/2027
Andrew B. Weinstein(1)	30,000	0	$3.15	03/14/2027
(1)	All the above options are fully vested.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2022 by our non-employee directors. Our non-employee directors received only cash director fees and stock awards in 2022, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “ Summary Compensation Table.” Dr. Murphy-Chutorian does not receive additional compensation for his services as an employee director.

	Fees Earned or	Stock Awards
	Paid in Cash
Name	($)(1)	($)(2)	Total ($)
Arthur “Abbie” Leibowitz, M.D., F.A.A.P.	$67,500	$100,000	$167,500
Wayne T. Pan, M.D., Ph.D.	$75,000	$100,000	$175,000
Cindy H. Moon	$59,250	$100,000	$159,250
Daniel S. Messina (3)	$59,250	$175,000	$234,250

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

(3) Stock grants to Daniel Messina include $75,000 for additional director services.

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

In January 2022, we provided equity compensation to each of our non-employee directors for service on our board consisting of 1,340 shares of our common stock, which awards were granted under the 2014 Stock Incentive Plan, or the 2014 Plan. The number of shares of common stock awarded was determined based on $100,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date. In February 2023, we granted common stock to each of our non-employee directors for service on our board consisting of 2,436 shares, which awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $100,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date.

We also granted Daniel Messina common stock awards in April, July and October of 2022 consisting of an aggregate 2,028 shares for additional director services related to of our investor relations function, which additional director stock awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $25,000 divided by the closing price on each such grant date and such stock awards were fully vested on the grant date.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 16, 2023 of:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 6,844,512 shares of common stock issued and outstanding as of March 16, 2023. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 16, 2023 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2340-2348 Walsh Avenue, Suite 2344, Santa Clara, CA 95051.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
5% Stockholders:
William H.C. Chang(1)	883,499	12.9%
Eric Semler	568,221	8.3%
AltraVue Capital, LLC(2)	437,227	6.4%
Topline Capital(3)	399,860	5.8%
Executive Officers and Directors:
Daniel E. Conger	—	—
Dr. Arthur N. Leibowitz(4)	54,865	*
Cindy H. Moon(5)	8,211	*
Daniel S. Messina(6)	12,501	*
Dr. Douglas Murphy-Chutorian(7)	861,446	11.2%
Dr. Wayne T. Pan	47,554	*
Andrew B. Weinstein(8)	30,000	*
All directors and officers as a group (7 persons)	1,014,577	13.1%
*	Less than 1%
(1)

Includes (a) 300,000 shares held in four grantor retained annuity trusts for Mr. and Mrs. Chang , (b) 341,991 shares of our common stock held by the Chang Family Trust U/A DTD 10/23/2006, or the Chang Family Trust, for which Mr. and Mrs. Chang are co-trustees and share voting and investment control and (c) 241,508 shares of our common stock held by Chang 2020 GP LP, for which Mr. and Mrs. Chang are the managing members of its general partner, Chang 2020 GP, LLC, and share voting and investment control. The address for the Chang Family Trust, Chang 2020 GP LP, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo.

(2)	Shares are held by AltraVue Capital, LLC. The address of AltraVue Capital is 11747 N.E. 1st Street, Suite 205, Bellevue, WA 98005-3018.
(3)

Shares are held by and for the benefit of Topline Capital Partners, LP (“TCP”). Topline Capital Management, LLC (“TCM”) is the investment manager and general partner of TCP, and Collin McBirney, as the member manager of TCM, may be deemed to beneficially own the shares held by TCP. Each of TCM and Mr. McBirney expressly disclaims beneficial ownership of the shares held by TCP except to the extent of its pecuniary interest therein. The address for each of TCP, TCM and Mr. McBirney is 544 Euclid Street, Santa Monica, CA 90402.

(4)	Includes 50,000 shares underlying options to purchase shares of our common stock.
(5)	Includes 5,000 shares underlying options to purchase shares of our common stock.

(6)	Includes 5,000 shares underlying options to purchase shares of our common stock.
(7)

Includes (a) 761,000 share underlying options to purchase shares of our common stock and (b) 76,875 shares underlying warrants to purchase shares of our common stock. Options are held by Dr. Murphy-Chutorian. Other securities are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(8)	Represents 30,000 shares underlying options to purchase shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2022. We do not have any equity compensation plans that have not been approved by securityholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(#)	($)	(#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan (1)	1,354,722	$3.44	1,471,670
2007 Key Person Stock Option Plan	10,000	$3.85	0
Total	1,364,722	$3.44	1,471,670

(1)	As of December 31, 2022, 1,471,670 shares of our common stock were available for issuance under the 2014 Plan and none under 2007 Plan. The number of shares reserved for issuance under the 2014 Plan will be increased on each January 1 through January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year unless our board of directors acts prior thereto to set a lower number. Accordingly, on January 1, 2022, the share reserve under the 2014 Plan was increased by 270,338 shares.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Employment of Immediate Family Members

We currently employ the brother-in-law and sister-in-law of Daniel E. Conger, our vice president, finance and since January 1, 2021 we have paid such individuals an aggregate of $388,573 in salary and bonus payments.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, LLP, or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2022	2021
Audit Fees	$463,380	$350,700
Tax Fees	—	—
Total	$463,380	$350,700

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

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of our Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).
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

10.5†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.6†

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

10.9†

At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Andrew B. Weinstein, dated March 14, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K, filed with the Securities and Exchange Commission on October 5, 2018).

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

23.1*	Consent of BDO USA, LLP.
24.1*	Power of Attorney (included on the signature page attached hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
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

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Semler Scientific, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Notes Held for Investment – Secured Convertible Promissory Note

As described in Notes 7, 8 and 13 to the financial statements, in December 2022, the Company entered in a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5 million in available funding, of which $3.5 million, in principle was drawn on December 6, 2022 (the “Note”). The Note accrues interest at 10% per annum, payable monthly commencing January 5, 2023, and the principal balance is due December 6, 2024. The Note can be converted into Monarch’s shares at the Company’s option under certain conditions.

We identified the evaluation of the accounting for the Note as a critical audit matter. The principal considerations for our determination were the evaluation as to whether the Note meets the definition of a debt security under ASC 320, Investments – Debt Securities and is eligible for the election of fair value option under ASC 825, Financial Instruments. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and analyzing (i) the terms of the agreement associated with the Note, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the application of the relevant accounting literature.

●	Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in: (i) evaluating relevant contract terms of the Note in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

New York, NY

March 23, 2023

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$23,014	$37,323
Short-term investments	20,073	—
Trade accounts receivable, net of allowance for doubtful accounts of $109 and $61, respectively	3,884	3,619
Inventory, net	469	550
Prepaid expenses and other current assets	1,468	4,044
Total current assets	48,908	45,536
Assets for lease, net	2,478	1,643
Property and equipment, net	667	394
Long-term investments	821	821
Notes held for investment	4,679	—
Other non-current assets	2,842	332
Long-term deferred tax assets	2,298	1,946
Total assets	$62,693	$50,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$835	$443
Accrued expenses	4,748	3,436
Deferred revenue	1,160	921
Other short-term liabilities	114	80
Total current liabilities	6,857	4,880

Long-term liabilities:
Other long-term liabilities	160	245
Total long-term liabilities	160	245
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,906,544, and 6,824,380 shares issued, and 6,692,122, and 6,758,458 shares outstanding (treasury shares of 214,422 and 65,922), respectively	7	7
Additional paid-in capital	16,449	20,645
Retained earnings	39,220	24,895

Total stockholders’ equity	55,676	45,547

Total liabilities and stockholders’ equity	$62,693	$50,672

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	For the year ended December 31,
	2022	2021

Revenues	$56,686	$53,027
Operating expenses:
Cost of revenues	4,252	6,122
Engineering and product development	4,809	3,780
Sales and marketing	17,685	14,445
General and administrative	12,737	9,235
Total operating expenses	39,483	33,582
Income from operations	17,203	19,445
Interest income	494	10
Other expenses	5	—
Other income	489	10
Pre-tax net income	17,692	19,455
Income tax provision	3,367	2,233
Net income	$14,325	$17,222
Net income per share, basic	$2.13	$2.56
Weighted average number of shares used in computing basic income per share	6,726,687	6,731,693
Net income per share, diluted	$1.79	$2.12
Weighted average number of shares used in computing diluted income per share	7,999,750	8,138,608

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	Common Stock		Treasury Stock			Retained
		Common			Additional	Earnings	Total
	Shares	Stock			Paid-In	(Accumulated	Stockholders’
	Issued	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	6,725,422	$7	(25,000)	$—	$22,113	$7,673	$29,793
Exercise of put option in SYNAPS Dx	—	—	(40,922)	—	(2,230)	—	(2,230)
Employee stock grant	5,516	—	—	—	512	—	512
Stock option exercises	93,442	—	—	—	58	—	58
Stock-based compensation	—	—	—	—	192	—	192
Net income	—	—	—	—	—	17,222	17,222
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(148,500)	—	(4,991)		(4,991)
Employee stock grant	11,131	—	—	—	723	—	723
Taxes paid related to settlement of equity awards	(1,710)	—	—	—	(114)	—	(114)
Stock option exercises	72,743	—	—	—	168	—	168
Stock-based compensation	—	—	—	—	18	—	18
Net income	—	—	—	—	—	14,325	14,325
Balance at December 31, 2022	6,906,544	$7	(214,422)	$—	$16,449	$39,220	$55,676

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars)

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,325	$17,222

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	589	628
Deferred tax (income) expense	(351)	408
Loss on disposal of assets for lease	463	362
Gain on short-term investments	(77)	—
Loss on disposal of inventory	—	1,202
Allowance for doubtful accounts	103	63
Stock-based compensation	741	749
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(367)	(874)
Inventory	81	(1,412)
Prepaid expenses and other current assets	2,576	(2,657)
Other non-current assets	(2,510)	86
Accounts payable	392	(234)
Accrued expenses	1,310	638
Other current and non-current liabilities	188	(125)
Net Cash Provided by Operating Activities	17,463	16,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(476)	(318)
Purchase of short-term investments	(19,996)	—
Purchase of notes held for investment	(4,679)	—
Purchase of assets for lease	(1,684)	(507)
Net Cash Used in Investing Activities	(26,835)	(825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(114)	(45)
Treasury stock acquired	(4,991)	—
Proceeds from exercise of stock options	168	58
Net Cash (Used in) Provided by Financing Activities	(4,937)	13
(DECREASE) INCREASE IN CASH	(14,309)	15,244
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,323	22,079
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,014	$37,323
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$2,400	$2,647
Exercised put option of 211,928 common stock in SYNAPS Dx for 40,922	$—	$2,230
common stock of the company

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

1.    The Company

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. The Company’s mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. The Company’s patented and U.S. Food and Drug Administration, or FDA, cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease, or PAD, and serves as an aid to measure hemodynamics related to heart dysfunction.

In April 2021, the Company entered into an agreement, as amended in December 2022, with Mellitus Health, Inc, or Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic out-patients in the United States, including Puerto Rico, except for selected accounts. In December 2022 certain clauses of this agreement were amended, including an additional prepayment of $500 for licenses, making a total prepayment of $2,500 for licenses.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, accounts receivable and trade payables. The Company maintains its cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short term treasury bills with original maturities of three months or less. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers and vendors, see Note 11 to financial statements.

Revenue Recognition

The Company generates revenues primarily from the rental or license of its vascular testing product. The Company recognizes revenues from the licensing of its product primarily pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis. The Company’s arrangements with customers for its

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement, either on a fixed or variable (e.g. fee per test) basis, as earned. The Company also recognizes revenue for hardware and supplies sales as of the date of shipment.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments purchased with an initial maturity date of three months or less. Funds held as investments in money market funds are included within cash and cash equivalents.

Short-Term Investments

Short-term investments are those that can be readily converted into cash and also any investment instruments that will mature within one year or which are expected to be liquidated within one year. As of December 31, 2022, short-term investments represented a T-Bill that matured on March 2, 2023 and subsequently reinvested in similar instruments.

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

As of December 31, 2021, the allowance for doubtful accounts was $61. Net change due to credit losses during the year was $48. Allowance balance as of December 31, 2022 was $109.

Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate.

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2022 and 2021, assets for lease consisted of vascular testing devices, which are leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2022 and 2021, there were no impairment indicators.

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

At December 31, 2022 and 2021, capital assets are classified into one of the following categories:

Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company

At December 31, 2022 and 2021, capital assets are depreciated based on the following estimated useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company did not have any impairments to record during either the years ended December 31, 2022, or 2021.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

The financial instruments of the Company consist primarily of cash, money market accounts, receivable, and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are therefore considered a reasonable estimate of fair value at December 31, 2022 and 2021. The Company classifies short-term investments within Level 1 in the fair value hierarchy, because quoted prices for identical assets in active markets are used to determine fair value. The Company estimates the fair value of the investment in debt security using Level 3 inputs. See Note 8 for description of methodologies and significant assumptions used in those valuations. The Company also invested in non-convertible promissory note, prepayment for inventory and equity securities of two privately held companies, which were recorded on cost basis. See Note 6,8 and 9 to the financial statements for more information.

Investment Valuation

The Company’s investments in equity in privately held companies without readily determinable fair values, which are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. As part of its assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If its qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgment and subjectivity.

No impairment charges were recorded during the year ended December 31, 2022 and 2021.

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The full amount is expected to be recognized as revenues within one year from the balance sheet date and, therefore, such deferred amounts have been classified as current liabilities in the balance sheets presented. The Company generally invoices its clients in advance of a rental period with payment due upon receipt of the invoice. Revenue recognized for the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $921. Revenue recognized for the year ended December 31, 2021 from amounts included in deferred revenue as of December 31, 2020 was $963.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not expect adoption of this standard will have a material impact on its financial statements on the adoption date. However, subsequently the impact will largely depend on the composition and credit quality of the Company's portfolio of financial assets and the economic conditions at the time of adoption.

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect ASU No. 2016-13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No. 2016-13. The Company will adopt the new standard in the first quarter of fiscal year 2023. The Company does not expect adoption of this standard will have a material impact on its financial statements.

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

3.    Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 12 to the financial statements). Assets for lease consist of the following:

	As of December 31,
	2022	2021
Assets for lease	$3,702	$3,241
Less: accumulated depreciation	(1,224)	(1,598)
Assets for lease, net	$2,478	$1,643

Depreciation expense amounted to $386 and $442 for the years ended December 31, 2022 and 2021, respectively. Reduction to accumulated depreciation for returned items was $352 and $310 for the years ended December 31, 2022 and December 31, 2021, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $463 and $362 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, total assets for lease, net, in use at customer locations were $518 and $631, respectively.

4.    Inventory

As of December 31, 2022 and 2021, the inventory balance was $469 and $550, respectively. Inventory includes finished goods of light blocking bags and heel warmers.

5.    Property and Equipment, net

Capital assets consist of the following:

	As of December 31,
	2022	2021
Capital assets	$1,206	$882
Less: accumulated depreciation	(539)	(488)
Capital assets, net	$667	$394

Depreciation expense amounted to $203 and $180 for the years ended December 31, 2022 and 2021, respectively.

6.    Long-Term Investments

Carrying value of non-marketable securities is measured as the total initial cost plus the cumulative net gain (loss). Carrying value of non-marketable equity investments consist of the following for the periods presented:

	As of December 31,
	2022	2021
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total initial cost	$821	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

for the shares of preferred stock of SYNAPS Dx held by the Company as of December 31, 2022 and 2021 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc., (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of December 31, 2022 and 2021 was approximately $309.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of December 31, 2022 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed both investments for impairment in accordance with ASC 321. As of December 31, 2022, the Company determined that there was no impairment for the investment in SYNAPS Dx and the investment in Mellitus.

7. Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of December 31,2022
U.S. Treasury bill	$20,073	$—	$—	$20,073
(Included in short-term investments)
Investment in debt Security	—	—	3,679	3,679
(Included in notes held for investment)
Total Assets	$20,073	$—	$3,679	$23,752

There were no debt securities that were measured at fair value as of December 31,2021.

Treasury bill was purchased on November 30, 2022 at a cost of $19,996 and fair value accretes to maturity date at an interest rate of 4.245%. As of December 31, 2022, the interest income recorded on this bill was $77. The fair value of the investments in the debt securities were determined by the Company to be equivalent to the initial purchase price, as the transactions were negotiated with an unrelated third parties. There were no material changes in the fair value of the

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

debt securities identified between the acquisition date of securities, and the year end of December 31, 2022, the reporting date.

8. Notes held for investment

Notes receivable consist of the following for the periods presented:

	As of December 31,
	2022	2021
Senior secured promissory notes	$1,000	$—
Secured convertible promissory notes	3,679	—
Total notes held for investment	$4,679	$—

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

In December 2022, the Company entered in a senior convertible promissory note arrangement with Monarch,

providing Monarch with up to $5,000 in available funding, of which $3,500, in principle was drawn on the issuance date (the “Debt Security”). The remaining $1.5 million is available to be drawn at any time unless there is an Event of Default that is continuing. The Debt Security accrues interest at 10% per annum, payable monthly commencing January 5, 2023, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Debt Security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Debt Security or the amount payable upon conversion into Monarch’s shares. The Debt Security is redeemable at any time at Monarch’s option or automatically upon an Event of Default.

The Company made an irrevocable election to account for the Debt Securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the Debt Securities in accordance with ASC 820. The Company made the fair value option election to present the Debt Securities in its entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of December 31, 2022, the Company estimated the fair value of the Debt Securities of Monarch to be $3,500 and Mellitus $179, which are equivalent of the outstanding principal balances at December 31, 2022.

The Company recognizes interest income as it accrues on the Debt Securities, which is included in interest income in the statements of income. For the year ended December 31, 2022, the Company recognized $62 of interest income from Monarch and Mellitus notes, which is included in prepaid and other current assets. The Company recognizes changes in fair value of the Debt Securities in the statements of income separately from the interest income. For the year ended December 31, 2022, there was no change in fair value recorded.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

9.Other non-current assets

Other non-current assets consist of the following for the periods presented:

	As f December 31,
	2022	2021
Prepaid licenses	$2,490	$—
Other	352	332
Total other non-current assets	$2,842	$332

In April 2021, the Company entered into a five-year agreement, as amended in December 2022, with Mellitus to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. The Company is currently developing a marketing plan, including hiring dedicated sales and marketing personnel, conducting webinars and attending trade shows and etc. Under this distribution agreement and its amendments, the Company agreed to purchase $2,500 of product licenses and prepaid $2,500 for the license purchases. This prepayment, which was reclassed to a long-term asset in 2022 due to the change in the estimation of the recoverability period is expected to be more than one year. The long-term portion of the prepaid licenses are included in the Other non-current assets. Unless early terminated in accordance with its terms, the exclusive distribution agreement will remain in full force and effect until April 1, 2026, and for renewal periods of one year each upon its anniversary date, unless terminated by at least 60 days written notice prior to such an anniversary date. Either party may terminate the agreement by written notice to the other party upon or after the breach of any material provision of this agreement by the other party, if the other party has not cured such breach within 60 days after written notice thereof from the non-breaching party.

Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate significant revenue from these product licenses during the year ended December 31, 2022 and 2021.

Other includes right-of-use asset (“ROU”) of $233, miscellaneous receivables of $100 and long-term deposits of $19 as of December 31, 2022. As of December 31, 2021, ROU asset and miscellaneous deposits balances were $314 and $18 respectively.

10.    Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2022	2021
Compensation	$2,467	$1,754
Accrued Taxes	1,923	1,159
Miscellaneous Accruals	358	523
Total Accrued Expenses	$4,748	$3,436

11.    Concentration of Credit Risk

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short term treasury bills with original maturities of three months or less. As of December 31,2022, the Company held deposits of $12,960, which exceeded federal deposit corporation limits. The Company also invested in U.S. treasury bills in the amount of $30,127. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2022, two customers accounted for 40.4% and 29.0% of the Company’s revenue. For the year ended December 31, 2021, two customers accounted for 40.8%, and 28.6% of the Company’s revenue. As of December 31, 2022, three customers accounted for 26.8%, 25.9% and 16.8% of the Company’s accounts receivable. As of December 31, 2021, three customers accounted for 21.9%, 20.1% and 16.6% of the Company’s accounts receivable.

As of December 31, 2022 and 2021 the allowance for doubtful accounts was $109 and $61, respectively.

As of December 31, 2022, two vendors accounted for 25.8% and $10.8% of the Company’s accounts payable. As of December 31, 2021, one vendor accounted for 14.0% of the Company’s accounts payable.

12.    Leases

Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of December 31, 2022, the remaining lease term is three years and nine months with no options to renew. The Company recognized facilities lease expenses of $88 and $112 for the years ended December 31, 2022 and 2021, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2022:

Total
2023	90
2024	93
2025	71
Total undiscounted future minimum lease payments	254
Less: present value discount	(9)
Total lease liabilities	245
Lease expense in excess cash payment	(12)
Total ROU asset	$233

As of December 31, 2022, the Company’s ROU asset was $233, which is recorded on the Company’s balance sheet as other non-current assets, and the Company’s current and noncurrent lease liabilities were $85 and $160, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3 to the financial statements. During the year ended December 31, 2022 and 2021, the Company recognized approximately $34,039 and $30,561, respectively, in lease revenue related to these arrangements, which is included in revenue on the Statements of Income.

Variable-fee Revenue

The Company recognizes revenues from variable-fee licenses (e.g., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total revenues from variable-fee licenses were approximately $21,277 and $21,510 for the years ended December 31, 2022 and 2021, respectively. Total revenues from sales of hardware and equipment accessories were approximately $1,358 and $956 for the years ended December 31, 2022 and 2021, respectively. The remainder of the revenue is earned from leasing the Company’s testing product for a fixed fee, which is not subject to Topic 606.

13.  Commitments and Contingencies

Senior Secured Convertible Note

In December 2022, the Company committed a loan of $5,000 to Monarch through the purchase of a senior secured convertible promissory note that bears interest at a rate of 10% per annum and matures on the second anniversary from the issue date, which can be extended for up to two additional consecutive one-year terms in the Company’s sole discretion. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. Monarch borrowed $3,500 out of the committed amount of $5,000 as of December 31, 2022 and has agreed to reimburse the Company for up to $100 of transaction expense. Repayment of the note is secured by a first priority interest in all of Monarchs’ assets. In January 2023, Monarch borrowed an additional $500 leaving a balance of $1,000 available to be borrowed in the future. See Note 8 to financial statements.

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

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of December 31, 2021, the Company claimed $1.24 million in this retention credit. No credit was claimed for the year ended December 31, 2022.

Legal Matter

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, operating results, cash flows or financial condition.

14.  Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share.

Each holder of shares of common stock is entitled to one vote for each share held.

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company purchased 148,500 shares at a cost of approximately $4,991 during the year ended December 31, 2022.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

For the years ended December 31, 2022 and 2021, a total of 1,548,545 and 1,433,120 shares of common stock, respectively, were reserved for issuance upon (i) exercise of common stock warrants, and (ii) the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2022	2021
Common stock warrants	76,875	76,875
Stock options	1,471,670	1,356,245
Total	1,548,545	1,433,120

15.  Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 3,315,203 shares for the year ending December 31, 2022.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2022, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,471,670 shares of an aggregate total of 3,315,203 shares available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2022 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2022 and 2021 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2020	1,451,420	$3.25	4.91	$131,714
Options exercised	(95,175)	2.55	—	—
Balance, December 31, 2021	1,356,245	$3.30	3.97	$119,830
Options exercised	(73,398)	2.58	—	—
Options granted	5,000	30.48	4.00	—
Balance, December 31, 2022	1,287,847	$3.44	3.03	$38,053
Exercisable as of December 31, 2021	1,356,245	$3.30	3.97	$119,830
Exercisable as of December 31, 2022	1,282,847	$3.34	3.00	$38,053

On May 17, 2022 the Company awarded 5,000 options to an employee as compensation pursuant to the 2014 Plan with an exercise price of $30.48 and Black-Scholes options pricing model value of $22.27. In applying the Black-Scholes options pricing model, the following assumptions were used: 1) expected price volatility of 78.6%; risk-free interest rate of 2.884%; weighted average expected life of 7 years; zero forfeiture rate and no dividend yield; 1/4th of these options is vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the Vested Ratio equals 1/1. The total estimated grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $0 and $192, respectively. As of December 31, 2022, unrecognized stock-based compensation expense of $94 is expected to be recorded over a weighted average period of 3.4 years. Actual forfeitures are recognized as they occur.

There were no options granted or forfeited during the year ended December 31, 2021.

Stock grants

The Company granted 9,421 and 5,516 shares of fully vested stock to a consultant, employees and board of directors in the year ended December 31, 2022 and 2021, respectively. Grant date fair value of the stock was $723 and $557 for the year ended December 31, 2022 and 2021, respectively.

The Company has recorded an expense of $741 and $749 as it relates to stock-based compensation for the years ended December 31, 2022 and 2021, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	December 31	December 31
	2022	2021
Engineering and Product Development	$45	$32
Sales and Marketing	173	125
General and Administrative	523	592
Total	$741	$749

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

16.   Income Taxes

The components of the provision for income taxes are as follows:

	2022	2021
Current tax provision:
Federal	$3,201	$1,397
State	517	428
Total current tax provision	3,718	1,825
Deferred tax provision:
Federal	(373)	456
State	22	(48)
Total deferred tax provision	(351)	408
Total income tax provision	$3,367	$2,233

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	2.57%	1.55%
Stock-based compensation	(4.03)%	(10.62)%
Permanent items	(0.93)%	(1.16)%
Other	0.35%	0.68%
Effective income tax rate	18.96%	11.45%

Deferred tax assets are comprised of the following at December 31:

	2022	2021
Net operating loss carryforwards	$303	$446
Deferred revenue	278	220
Stock based compensation	529	556
Accrual and reserves	297	529
Research and development credits	254	228
Other	2	14
Depreciation and amortization	633	—
Lease liability	59	77
Total gross deferred tax assets	2,355	2,070
Less valuation allowance	—	—
Net deferred tax assets	2,355	2,070
Deferred tax liabilities:
Depreciation and amortization	—	(49)
Right of use assets	(56)	(75)
Total deferred tax liabilities	(56)	(124)
Net deferred tax assets	$2,299	$1,946

Federal and California tax laws imposes significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Section 382 of the Code (“Section 382”). The Company has completed a formal 382 study for the period from January 1, 2012 through June 30, 2019 and believes a change in ownership has occurred. The Company has no NOL carryforwards for Federal income tax purposes

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

and approximately $4,234 for California income tax purposes as of December 31, 2022. The state NOL carryforwards, if not utilized, will expire beginning in 2036.

As of December 31, 2022 and 2021, the Company had $401 and $476, respectively, of unrecognized tax benefits, excluding interest and penalties. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Gross Unrecognized Tax Benefits 2022	Gross Unrecognized Tax Benefits 2021
Unrecognized tax benefits – January 1	$476	$341
Gross increases related to prior tax positions	—	41
Gross decreases related to prior tax positions	(120)	—
Gross increases related to current tax positions	45	94
Unrecognized tax benefits – December 31	$401	$476

The Company’s policy is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was $30 and none for the years ended December 31, 2022 and 2021, respectively. The Company files income tax returns in the U.S. federal and various state tax jurisdictions.

The Company’s tax years beginning in 2018 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2019 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2016 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2022.

On August 16, 2022, the CHIPS and Science Act of 2022 or Creating Helpful Incentives to Produce Semiconductors for America Act, and Inflation Reduction Act (IRA Act) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act has no impact on the Company’s financial statements as of December 31, 2022.

17.   Net Income Per Share, Basic and Diluted

Basic earnings per share (“EPS”) represent net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. 5,000 options related to stock awards were granted and unvested. As of December 31, 2022, these options were considered anti-dilutive for the computation of diluted net income per share.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Basic and diluted net EPS is calculated as follows:

	For the year ended December 31,
	2022			2021
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,726,687	$14,325	$2.13	6,731,693	$17,222	$2.56
Common stock warrants	68,588	—	—	73,767	—	—
Common stock options	1,204,475	—	—	1,333,148	—	—
Diluted EPS	7,999,750	$14,325	$1.79	8,138,608	$17,222	$2.12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023	Semler Scientific, Inc.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Andrew B. Weinstein Andrew B. Weinstein	Senior Vice President, Finance and Accounting (Principal Financial Officer)	March 23, 2023

/s/ Daniel E. Conger Daniel E. Conger	Vice President, Finance (Principal Accounting Officer)	March 23, 2023

/s/ Arthur N. Leibowitz, M.D., F.A.A.P. Arthur N. Leibowitz, M.D., F.A.A.P.	Director	March 23, 2023

/s/ Daniel S. Messina	Director	March 23, 2023
Daniel S. Messina

/s/ Cindy H. Moon	Director	March 23, 2023
Cindy H. Moon

/s/ Wayne T. Pan, M.D., Ph.D. Wayne T. Pan, M.D., Ph.D.	Director	March 23, 2023