Form 10-Q
period 2023-03-31
Semler Scientific, Inc.
filed 2023-05-12
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 5, 2023, there were 6,851,498 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only two U.S. Food and Drug Administration, or FDA, cleared products and may not benefit from our recent investments in other companies developing complementary products or the extension of QuantaFlo to test for other cardiovascular diseases;

●	changes in the regulatory reimbursement landscape, such as the recent 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, could impact the perceived value of using our products to aid diagnosis of cardiovascular diseases;

●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of the ongoing Covid-19 pandemic and macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain and inflation, as well as the recent bank failures; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2023.

Because the risks and uncertainties referred to above and in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

You should read this quarterly report and the documents that we reference herein and therein and have filed as exhibits to this report and our other filings with the SEC. You should assume that the information appearing in this quarterly report is accurate as of the date of this quarterly report only. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking

ii

statements. We qualify all of the information presented in this quarterly report, and particularly our forward-looking statements, by these cautionary statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended March 31,
	2023	2022

Revenues	$18,206	$14,016
Operating expenses:
Cost of revenues	1,269	970
Engineering and product development	1,630	1,126
Sales and marketing	5,192	4,676
General and administrative	3,859	3,302
Total operating expenses	11,950	10,074
Income from operations	6,256	3,942
Interest income	484	1
Change in fair value of notes held for investment	(107)	—
Other income, net	377	1
Pre-tax net income	6,633	3,943
Income tax provision	1,664	583
Net income	$4,969	$3,360
Net income per share, basic	$0.74	$0.50
Weighted average number of shares used in computing basic income per share	6,701,199	6,777,950
Net income per share, diluted	$0.63	$0.41
Weighted average number of shares used in computing diluted income per share	7,896,043	8,116,456

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	March 31,	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$5,305	$23,014
Short-term investments	37,663	20,073
Trade accounts receivable, net of reserves of $154 and $109, respectively	9,343	3,884
Inventory, net	512	469
Prepaid expenses and other current assets	2,769	1,468
Total current assets	55,592	48,908
Assets for lease, net	2,873	2,478
Property and equipment, net	703	667
Long-term investments	821	821
Notes held for investment (includes measured at fair value of $4,072 and $3,679, respectively)	5,072	4,679
Other non-current assets	2,818	2,842
Long-term deferred tax assets	2,378	2,298
Total assets	$70,257	$62,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$298	$835
Accrued expenses	7,206	4,748
Deferred revenue	1,286	1,160
Other short-term liabilities	128	114
Total current liabilities	8,918	6,857

Long-term liabilities:
Other long-term liabilities	138	160
Total long-term liabilities	138	160
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,920,643, and 6,906,544 shares issued, and 6,706,221 and 6,692,122 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	17,005	16,449
Retained earnings	44,189	39,220

Total stockholders’ equity	61,201	55,676

Total liabilities and stockholders’ equity	$70,257	$62,693

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(2,030)	—	(99)	—	(99)
Employee stock grants	8,406	—	—	—	628	—	628
Taxes paid related to net share settlement of equity awards	(1,418)	—	—	—	(106)	—	(106)
Stock option exercises	23,800	—	—	—	62	—	62
Net income	—	—	—	—	—	3,360	3,360
Balance at March 31, 2022	6,855,168	$7	(67,952)	$—	$21,130	$28,255	$49,392

	For the Three Months Ended March 31, 2023
	Common Stock			Treasury Stock		Additional
		Common Stock				Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount		Shares	Amount	Capital		Equity
Balance at December 31, 2022	6,906,544	$7		(214,422)	$—	$16,449	$39,220	$55,676
Employee stock grant	18,048	—		—	—	695	—	695
Taxes paid related to net share settlement of equity awards	(3,949)	—	,	—	—	(146)	—	(146)
Stock-based compensation	—	—		—	—	7	—	7
Net income	—	—		—	—	—	4,969	4,969
Balance at March 31, 2023	6,920,643	$7		(214,422)	$—	$17,005	$44,189	$61,201

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,969	$3,360

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	129	155
Deferred tax (income) expense	(80)	179
Loss on disposal of assets for lease	78	74
Allowance for credit losses	48	21
Change in fair value of notes held for investment	107	—
Gain on short-term investments	(305)	—
Stock-based compensation	702	628
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(5,507)	(1,818)
Inventory	(43)	(45)
Prepaid expenses and other current assets	(1,301)	(1,988)
Other non-current assets	25	19
Accounts payable	(537)	(68)
Accrued expenses	2,458	946
Other current and non-current liabilities	118	39
Net Cash Provided by Operating Activities	861	1,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(95)	(122)
Proceeds from maturities of short-term investments	20,211	—
Purchase of short-term investments	(37,496)	—
Purchase of notes held for investment	(500)	—
Purchase of assets for lease	(544)	(134)
Net Cash Used in Investing Activities	(18,424)	(256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(146)	(106)
Treasury stock acquired	—	(99)
Proceeds from exercise of stock options	—	62
Net Cash Used in Financing Activities	(146)	(143)
(DECREASE) INCREASE IN CASH	(17,709)	1,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,014	37,323
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,305	$38,426

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Credit Losses on Financial Instruments

In accordance with Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Toic 326”), the Company periodically reviews the financial assets for credit losses. Financial instruments include cash, cash equivalents, marketable and non-marketable securities, and accounts receivable.

In determing the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Any credit loss is recorded as a charge to other income, net, not to exceed the amount of the unrealized loss. Unrealized losses other than the credit loss are recognized in accumulated other comprehensive income (“AOCI”). If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge as a component of other income, net.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect ASU No. 2016-13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No. 2016-13. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, this guidance will be effective for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. This ASU should be applied prospectively to all business combinations in the year of adoption. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the troubled debt restructuring accounting model in Accounting Standards Codification (“ASC”) 310-40 for creditors that have adopted the guidance on measurement of credit losses in ASU 2016-13. Additionally, the ASU requires the public business entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases as part of their vintage disclosures under ASC 326. For entities that have adopted the amendments in ASU 2026-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates are the same as effective dates in ASU 2016-13. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $8,561 and $5,842 for the three months ended March 31, 2023 and 2022, respectively. Total sales of hardware and equipment accessories represent approximately $340 and $285 of revenues for the three months ended March 31, 2023 and 2022, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. Inventory balance was $512 and $469 as of March 31, 2023 and December 31, 2022, respectively.

5.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. During the three months ended March 31, 2023 and 2022, the Company recognized approximately $9,304 and $7,889, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income.

Assets for lease consist of the following:

	March 31,	December 31,
	2023	2022
Assets for lease	$3,970	$3,702
Less: accumulated depreciation	(1,097)	(1,224)
Assets for lease, net	$2,873	$2,478

Depreciation expense amounted to $70 and $108 for the three months ended March 31, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned and retired items was $197 and $90 for the three months ended March 31, 2023 and 2022, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $78 and $74 for the three months ended March 31, 2023 and 2022, respectively.

6.            Property and Equipment, net

Capital assets consist of the following:

	March 31,	December 31,
	2023	2022
Capital assets	$1,301	$1,206
Less: accumulated depreciation	(598)	(539)
Capital assets, net	$703	$667

Depreciation expense amounted to $59 and $46 for the three months ended March 31, 2023 and 2022, respectively.

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	March 31,	December 31,
	2023	2022
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total initial cost	$821	$821

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of March 31, 2023 and December 31, 2022 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc., (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of March 31, 2023 and December 31, 2022 was approximately $309.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of March 31, 2023 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed both investments for impairment in accordance with ASC 321. As of March 31, 2023 and December 31, 2022, the Company determined that there was no impairment for the investment in SYNAPS Dx and the investment in Mellitus.

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of March 31, 2023
U.S. Treasury bills	$37,663	$—	$—	$37,663
(Included in short-term investments)
Investment in debt securities	—	—	4,072	4,072
(Included in notes held for investment)
Total Assets	$37,663	$—	$4,072	$41,735

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
U.S. Treasury bill	$20,073	$—	$—	$20,073
(Included in short-term investments)
Investment in debt securities	—	—	3,679	3,679
(Included in notes held for investment)
Total Assets	$20,073	$—	$3,679	$23,752

Treasury bills were purchased on February 10, 2023, March 3, 2023 and March 24, 2023, at a cost of $9,999, $20,498 and $6,999, respectively, and fair values accrete to maturity dates at an interest rate of 4.61% , 4.84% and 4.51%, resepectively. As of March 31, 2023, the interest income recorded on these bills was $167.

The Company's privately held debt securities are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework. For investments without a readily determinable fair value, the Company applies valuation methods based on information available, including the market approach and bond plus call pricing approach. Observable transactions, such as the issuance of new equity by an investee and changes in market yield, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investments.

The Company valued the Monarch Debt Security using a bond plus call option model reflecting the cash flow from the Monarch Debt Security and assuming a 20% probability of an equity financing, a 20% probability of a change of control, and a 60% probability of payment at maturity or an insolvency event. The Company valued the Mellitus debt security using a bond plus call option model reflecting the cash flow from the Mellitus debt securities and assuming a 70% probability of an equity financing, 8% probability of a change of control, and a 22% probability of payment at maturity or an insolvency event. The fair value of the Company’s privately held debt securities were estimated at $4,072 and $3,679 as of March 31, 2023 and December 31, 2022, respectively.

The key inputs for the valuation model are:

March 31,
2023
Risk-free rate	3.67% - 4.67%
Cash flow discount rate	26.4% - 28.7%
Expert term in years	0.25 - 3.68
Expected volatility	105.0%- 205.0%

The following table reprents changes in the notes held for the investments with significant unobservable inputs (Level 3):

Convertible Notes
Balance as of December 31, 2022	$3,679
Purchased	500
Change in fair value of the notes held for investment	(107)
Balance as of March 31, 2023	$4,072

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

9.Notes Held for Investment

Notes receivable consist of the following for the periods presented:

	March 31	December 31
	2023	2022
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	4,072	3,679
Total notes held for investment	$5,072	$4,679

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

In December 2022, the Company entered in a senior convertible promissory note arrangement with Monarch Medical Technology, LLC (“Monarch”), providing Monarch with up to $5,000 in available funding, of which $4,000, in principle was drawn as of March 31, 2023 (the “Debt Security”). The remaining $1,000 is available to be drawn at any time unless there is an Event of Default that is continuing. The Debt Security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Debt Security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Debt Security or the amount payable upon conversion into Monarch’s shares. The Debt Security is redeemable at any time at Monarch’s option or automatically upon an Event of Default.

The Company made an irrevocable election to account for the Debt Securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the Debt Securities in accordance with ASC 820. The Company made the fair value option election to present the Debt Securities in its entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of March 31, 2023, the Company estimated the fair value of the Debt Securities of Monarch to be $3,858 and Mellitus $214. As of December 31, 2022, the Company estimated the fair value of the Debt Securities of Monarch to be $3,500 and Mellitus $179, which were equivalent of the outstanding principal balances at December 31, 2022.

The Company recognizes interest income as it accrues on the Debt Securities, which is included in interest income in the statements of income. For the quarters ended March 31, 2023 and 2022, the Company recognized $82 and $0, respectively, of interest income from Monarch and Mellitus notes, which is included in prepaid and other current assets. The Company recognizes changes in fair value of the Debt Securities in the statements of income separately from the interest income. For the quarter ended March 31, 2023, the Company recorded change in fair value of $107.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

10. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	March 31,	December 31,
	2023	2022
Prepaid licenses	$2,487	$2,490
Other	331	352
Total other non-current assets	$2,818	$2,842

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

Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate significant revenue from these product licenses during the three months ended March 31, 2023 and 2022.

Other includes right-of-use asset (“ROU”) of $212, miscellaneous receivables of $100, and long-term deposits of $19 as of March 31, 2023. As of December 31, 2022, ROU was $233, miscellaneous receivable was $100, and long-term deposit was $19.

11.Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Compensation	$2,682	$2,467
Accrued Taxes	3,781	1,923
Miscellaneous Accruals	743	358
Total Accrued Expenses	$7,206	$4,748

12.Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short-term treasury bills with original maturities of three months or less. As of March 31,2023, the Company held deposits of $5,305, approximately $5,198 of which held by First Republic Bank (“FRB”). The Company’s deposits at FRB are largely uninsured. On May 1, 2023, JP Morgan Chase Bank (“JPM”) agreed to acquire all the assets and liabilities of FRB. Consequently, all depositors of FRB will become the depositors of JPM. Deposits at JPM are largely uninsured. The Company also invested in U.S. treasury bills in the amount of $37,663. The

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended March 31, 2023, two customers (including affiliates) accounted for 40.9% and 33.5% of the Company’s revenues,. For the three months ended March 31, 2022, two customers (including affiliates) accounted for 39.2% and 31.7% of the Company’s revenues. As of March 31, 2023, three customers accounted for 60.0%, 15.4%, and 13.6% of the Company’s accounts receivable. As of December 31, 2022, three customers accounted for 26.8%, 25.9%, and 16.8% of the Company’s accounts receivable. The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended March 31, 2023 is a U.S. diversified healthcare company and its affiliated plans.

As of March 31, 2023, two vendors accounted for 20.6% and 13.9% of the Company’s accounts payable. As of December 31, 2022, two vendors accounted for 25.8% and 10.8% of the Company’s accounts payable.

13.Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of March 31, 2023, the remaining lease term is two years and six months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2023:

Total
2023 Remaining period	67
2024	93
2025	71
Total undiscounted future minimum lease payments	231
Less: present value discount	(7)
Total lease liabilities	224
Lease expense in excess cash payment	(12)
Total ROU asset	$212

As of March 31, 2023, the Company’s ROU asset was $212, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $86 and $138, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

14.Commitments and Contingencies

Senior Secured Convertible Note

In December 2022, the Company committed a loan of $5,000 to Monarch through the purchase of a senior secured convertible promissory note that bears interest at a rate of 10% per annum and matures on the second anniversary from the issue date, which can be extended for up to two additional consecutive one-year terms in the Company’s sole discretion. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. Monarch borrowed $3,500 on the issuance date and $500 in the first quarter of 2023 out of the committed amount of $5,000 and has agreed to reimburse the Company for up to $100 of transaction expense. Repayment of the note is secured by a first priority interest in all of Monarchs’ assets. See Note 8 to the Unaudited Condensed Financial Statements.

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

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of March 31, 2023, the

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Company has claimed $1.24 million in this retention credit. No credit was claimed for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Litigation

From time to time in the normal course of business, the Company is subject to various legal matters, such as threatened or pending claims or litigation. Although the results of claims and litigation cannot be predicted with certainty, the Company does not believe it is a party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its results of operations or financial condition.

15.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2023, the Share Reserve increased by 267,685. The Share Reserve is currently 3,582,888 shares as of March 31, 2023.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2023, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,725,256 shares of an aggregate total of 3,582,888 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company did not purchase any shares during the three months ended March 31, 2023. The Company purchased 148,500 shares at a cost of approximately $4,991 as of March 31, 2023.

Stock Awards

The Company granted fully vested stock awards of 18,048 shares of common stock to the non-employee members of the board of directors and employees as compensation during the three months ended March 31, 2023. Net shares issued after deducting taxes paid on these grants were 14,099. Fair value of these stock awards on grant date was $695. The Company granted fully vested stock awards of 8,406 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the three months ended March 31, 2022. Net shares issued after deducting taxes paid on these grants were 6,988. Fair value of these stock awards on grant date was $628.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2023 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2022	1,287,847	$3.44	3.03	$38,053
Options exercised	—	—	—	—
Options granted	—	—	—	—
Balance, March 31, 2023	1,287,847	$3.44	2.78	$30,100
Exercisable as of March 31, 2023	1,282,847	$3.34	2.76	$30,100

  As of March 31, 2023, the fair value of unvested stock options was approximately $87. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.4 years.

No options were granted during the three months ended March 31, 2023 and 2022.

The Company has recorded an expense of $702 and $628 as it relates to stock-based compensation for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022
Engineering and Product Development	$45	$45
Sales and Marketing	170	172
General and Administrative	487	411
Total	$702	$628

16.Income Taxes

The Company’s income tax provision for the three months ended March 31, 2023 was $1,664 and for the three months ended March 31, 2022 was $583. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three months ended March 31, 2023 was 24.68%, compared to 14.79%, in the same period of the prior year. The increase in effective tax rate for the three months ended March 31, 2023 was primarily due to lower tax benefits associated with employee stock-based compensation.

The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) and federal and state research and development (“R&D”) credit benefit. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statury rate of 21% primarily due to

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

state income taxes (net of federal benefit) partially offset by tax benefits associated with employee share-based compensation plans and federal and state R&D credit benefit.

As of March 31, 2023, and December 31, 2022, the Company had $447 and $401, respectively of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was $42 and $30 for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act has no impact on the Company’s financial statements as of March 31, 2023.

17.Net Income Per Share, Basic and Diluted

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

Basic and diluted EPS is calculated as follows:

	Three months ended March 31,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,701,199	$4,969	$0.74	6,777,950	$3,360	$0.50
Common stock warrants	64,825	—		71,839	—
Common stock options	1,130,019	—		1,266,667	—
Diluted	7,896,043	$4,969	$0.63	8,116,456	$3,360	$0.41

As of March 31, 2023, 5,000 options related to stock awards were granted and unvested. These options were considered anti-dilutive for the computation of diluted net income per share. Hence, these options were excluded from the computation of diluted net income per share. As of March 31, 2022, there were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share.

Table of Contens

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2022, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in the Annual Report.

Overview

We are a company that develops, manufactures ands markets innovative products and services that assist our customers in evaluating and treating chronic diseases. Our flagship product, QuantaFlo, which is patented and cleared by the FDA, is a rapid point-of-care test that measures arterial blood flow in the extremities. The QuantaFlo test aids in the diagnosis of cardiovascular diseases, such as peripheral arterial disease, or PAD, and heart dysfunction. QuantaFlo is used by healthcare providers to evaluate their patient’s risk of mortality and major adverse cardiovascular events.

We have an agreement with Mellitus Health Inc., or Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for selected accounts.

We have minority investments in Mellitus, in Monarch Medical Technology LLC, or Monarch,, a private digital health company whose proprietary product, EndoTool Glucose Management System, offers a technological solution for inpatient glycemic management, and in Neurodiagnostics, Inc., which is doing business as SYNAPS Dx and whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house (such as our recently released QuantaFlo extension as an aid to measure hemodynamics related to heart dysfunction), and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the three months ended March 31, 2023, we had total revenues of $18.2 million and net income of $5.0 million, compared to total revenues of $14.0 million and net income of $3.4 million in the same period in 2022.

Recent Developments

In late March 2023, CMS issued the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs. Essentially, CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three year period. The 2024 model does not include risk adjusted for PAD without complications, which payments many health insurers relied upon for their Medicare Advantage patients in the 2020 model. The changes will be phased in as follows: in calendar year 2023, full payment under the 2020 model; in calendar year 2024, 67% of the 2020 model; in calendar year 2025, 33% of the 2020 model.

Table of Contens

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

We had revenues of $18.2 million for the three months ended March 31, 2023, compared to $14.0 million in the same period of 2022. Our revenues are primarily from fees charged to customers for use of our products and from sale of accessories used with these products. We recognized revenues of $17.9 million from fees for our products for the three months ended March 31, 2023, consisting of $9.3 million from fixed-fee licenses and $8.6 million from variable-fee licenses, compared to $13.7 million in the same period of the prior year, consisting of $7.9 million from fixed-fee licenses and $5.8 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $0.3 million for each of the three months ended March 31, 2023 and 2022.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed-fee revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reason for the increase in variable-fee revenues was an increase in testing at our largest customer, partially offset by lower pricing at this customer.

Operating expenses

We had total operating expenses of $12.0 million for the three months ended March 31, 2023, an increase of $1.9 million or 18%, compared to $10.1 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense and consulting fees. As a percentage of revenues, operating expenses decreased to 66% in the first quarter of 2023 as compared to 72% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.3 million for the three months ended March 31, 2023, an increase of $0.3 million or 34%, compared to $1.0 million for the same period in 2022. The increase was primarily due to an increase in headcount, annual pay increases and increased consulting costs associated with QuantaFlo. As a percentage of revenues, cost of revenues was 7% in the first quarter of 2023, the same as first quarter of 2022.

Engineering and product development expense

We had engineering and product development expense of $1.6 million for the three months ended March 31, 2023, an increase of $0.5 million, or 45%, compared to $1.1 million in the same period of the prior year. The increase was primarily due to increased headcount and annual pay increases, as well as consulting and engineering material costs associated with QuantaFlo extensions and upgrades. As a percentage of revenues, engineering and product development expense was at 9% in the first quarter of 2023, compared to 8% for the prior year period.

Sales and marketing expense

We had sales and marketing expense of $5.2 million for the three months ended March 31, 2023, an increase of $0.5 million, or 11%, compared to $4.7 million in the same period of the prior year. The increase was primarily due to increased headcount, annual salary increases, and associated expense to serve a continued expansion of customer activities, as well as an increase in trade shows and travel costs, as our business resumed more typical pre-COVID activities. As a percentage of revenues, sales and marketing expense decreased to 29% in the first quarter of 2023, as compared to 33% in the prior year period.

Table of Contens

General and administrative expense

We had general and administrative expense of $3.8 million for the three months ended March 31, 2023, an increase of $0.5 million, or 17%, compared to $3.3 million in the same period of the prior year. The increase was primarily due to the growth in our business, which led to increased expenses including, compensation due to increased headcount and annual salary and stock compensation increases, as well as higher professional fees, offset by lower insurance costs. As a percentage of revenues, general and administrative expense decreased to 21% in the first quarter of 2023, as compared to 24% in the prior year period.

Other income, net

We had total other income of $377 thousand for the three months ended March 31, 2023 compared to $1 thousand in 2022. The increase from the prior year period was due to interest income of $484 from increased investments in U.S. Treasury bills, debt securities and higher rates on short term government debt and money market funds, partially offset by changes in the fair value of investments of $107 thousand.

Income tax provision

We had income tax provision of $1.7 million for the three months ended March 31, 2023, an increase of $1.1 million or 185%, compared to $0.6 million in the same period of the prior year. The effective tax rate for the three months ended March 31, 2023 was 25%, compared to 15%, in the same period of the prior year. The increase in effective tax rate was primarily due to lower tax benefits associated with employee stock-based compensation.

Net income

We had net income of $5.0 million, or $0.74 per basic share and $0.63 per diluted share, for the three months ended March 31, 2023, an increase of $1.6 million, or 48%, compared to a net income of $3.4 million, or $0.50 per basic share and $0.41 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $43.0 million at March 31, 2023 compared to $43.1 million at December 31, 2022, and total current liabilities of $8.9 million at March 31, 2023 compared to $6.9 million at December 31, 2022. As of March 31, 2023, we had working capital of approximately $46.7 million. We believe that our current sources of funds will provide us with adequate liquidity during the period following March 31, 2023, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts and treasury bills. At March 31, 2023, we held approximately $37.7 million of U.S. Treasury bills, and the remaining cash of $5.3 million was held in non-interest bearing bank accounts. We have banking relationships with First Republic Bank, or FRB, and Edward Jones and are taking steps to diversify further. As of March 31,2023, we held approximately $5.2 million of deposits at FRB. Our deposits at FRB are largely uninsured. On May 1, 2023, JP Morgan Chase Bank, or JPM agreed to acquire all the assets and liabilities of FRB. Consequently, all depositors of FRB will become the depositors of JPM. Deposits at JPM are largely uninsured. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $0.9 million of net cash from operating activities for the three months ended March 31, 2023, compared to $1.5 million of net cash from operating activities for the same period of the prior year. The change was primarily due to increases in our working capital requirements. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $0.7 million and were primarily due to stock-based compensation expense of $0.7 million, depreciation of $0.1 million, loss on disposal of assets for lease of $0.1 million, change in fair values of investments of $0.1 million and allowance for doubtful accounts of $0.1 million, partially offset by gain on short-term investments of $0.3 million and deferred tax income of $0.1 million. Changes in operating assets and liabilities used $4.8 million of net cash. These changes in operating assets and liabilities included cash used by

Table of Contens

trade receivables of $5.5 million due to timing of revenue recognition, prepaid expenses other assets of $1.3 million, trade payables of $0.5 million, partially offset by cash provided by accrued expenses of $2.5 million.

Investing activities

We used $18.4 million of net cash in investing activities for the three months ended March 31, 2023, which reflects the purchase of short-term treasury bills of $37.5 million, the purchase of a promissory note held for investment of $0.5 million, funding to purchase assets for lease of $0.5 million and fixed asset purchases of $0.1 million to support our growing business, partially offset by the proceeds from maturities of short-term treasury bills of $20.2 million.

We used $0.3 million of net cash in investing activities for the three months ended March 31, 2022, which reflects funding of purchases of assets for lease of $0.2 million and fixed asset purchases $0.1 million to support our growing business.

Financing activities

We used $0.1 million in net cash from financing activities during the three months ended March 31, 2023, which reflects payment of taxes withheld for stock grants of $0.1 million.

We used $0.1 million in net cash from financing activities during the three months ended March 31, 2022, which reflects payment of taxes withheld for stock grants of $0.1 million and $0.1 million for the treasury stock acquisition, under our recently announced share purchase program, partially offset by proceeds from exercise of stock options of $0.1 million.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

New Accounting pronouncements recently adopted

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements. See Note 1 to Condensed Financial Statements for the new accounting pronouncements adopted in the first quarter of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

Table of Contens

Based upon that evaluation, our Interim Chief Executive Officer, our Senior Vice President, Finance and Accounting and our Vice President, Finance concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter ended March 31, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Not Applicable.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contens

Item 6. Exhibits.

Exh. No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on April 19, 2023)
10.1	Employment Agreement with Wayne T. Pan dated March 29, 2023
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1*	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended March 31, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Table of Contens

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2023	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Interim Chief Executive Officer

	By:	/s/ Andrew B. Weinstein
Andrew B. Weinstein
Senior Vice President, Finance and Accounting