Form 10-Q
period 2023-06-30
Semler Scientific, Inc.
filed 2023-08-14
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 6,855,956 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	our QuantaFlo business, including efforts to develop QuantaFlo HD for heart dysfunction;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and

●	anticipated costs and savings from our recently announced strategic streamlining;

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only two U.S. Food and Drug Administration, or FDA, cleared products and may not benefit from our recent investments in other companies developing complementary products or the extension of QuantaFlo to test for other cardiovascular diseases;

●	changes in the regulatory reimbursement landscape, such as the recent 2024 Medicare Advantage and Part D Final Rate Announcement issued by CMS could impact the perceived value of using our products to aid diagnosis of cardiovascular diseases;

●	our recently announced strategic streamlining, as well as the recent changes in our executive team and board of directors;
●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of the ongoing Covid-19 pandemic and macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain and inflation, as well as the recent bank failures; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2023.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues	$18,605	$14,828	$36,811	$28,845
Operating expenses:
Cost of revenues	1,219	963	2,488	1,932
Engineering and product development	1,762	1,074	3,392	2,200
Sales and marketing	4,985	4,201	10,177	8,878
General and administrative	3,459	3,412	7,318	6,715
Total operating expenses	11,425	9,650	23,375	19,725
Income from operations	7,180	5,178	13,436	9,120
Interest income	597	13	1,080	14
Change in fair value of notes held for investment	(111)	—	(217)	—
Other income, net	486	13	863	14
Pre-tax net income	7,666	5,191	14,299	9,134
Income tax provision	1,787	1,117	3,451	1,700
Net income	$5,879	$4,074	$10,848	$7,434
Net income per share, basic	$0.88	$0.60	$1.62	$1.10
Weighted average number of shares used in computing basic net income per share	6,707,341	6,761,050	6,704,306	6,769,552
Net income per share, diluted	$0.75	$0.51	$1.38	$0.92
Weighted average number of shares used in computing diluted net income per share	7,867,001	8,029,302	7,887,584	8,071,509

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	June 30,	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$39,495	$23,014
Short-term investments	12,330	20,073
Trade accounts receivable, net of reserves of $154 and $109, respectively	6,032	3,884
Inventory, net	476	469
Prepaid expenses and other current assets	2,418	1,468
Total current assets	60,751	48,908
Assets for lease, net	2,891	2,478
Property and equipment, net	796	667
Long-term investments	821	821
Notes held for investment (includes measured at fair value of $3,962 and $3,679, respectively)	4,962	4,679
Other non-current assets	2,736	2,842
Long-term deferred tax assets	2,505	2,298
Total assets	$75,462	$62,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$509	$835
Accrued expenses	8,243	4,748
Deferred revenue	1,188	1,160
Other short-term liabilities	143	114
Total current liabilities	10,083	6,857

Long-term liabilities:
Other long-term liabilities	116	160
Total long-term liabilities	116	160
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,923,446, and 6,906,544 shares issued, and 6,709,024 and 6,692,122 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	15,188	16,449
Retained earnings	50,068	39,220

Total stockholders’ equity	65,263	55,676

Total liabilities and stockholders’ equity	$75,462	$62,693

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at March 31, 2022	6,855,168	$7	(67,952)	$—	$21,130	$28,255	$49,392
Treasury stock acquired	—	—	(99,012)	—	(2,846)	—	(2,846)
Employee stock grants	1,204	—	—	—	45	—	45
Taxes paid related to net share settlement of equity awards	(292)	—	—	—	(8)	—	(8)
Stock option exercises	8,545	—	—	—	10	—	10
Stock-based compensation	—	—	—	—	3	—	3
Net income	—	—	—	—	—	4,074	4,074
Balance at June 30, 2022	6,864,625	$7	(166,964)	$—	$18,334	$32,329	$50,670

	For the Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(101,042)	—	(2,945)	—	(2,945)
Employee stock grants	9,610	—	—	—	673	—	673
Taxes paid related to net share settlement of equity awards	(1,710)	—	—	—	(114)	—	(114)
Stock option exercises	32,345	—	—	—	72	—	72
Stock-based compensation	—	—	—	—	3	—	3
Net income	—	—	—	—	—	7,434	7,434
Balance at June 30, 2022	6,864,625	$7	(166,964)	$—	$18,334	$32,329	$50,670

	For the Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at March 31, 2023	6,920,643	$7	(214,422)	$—	$17,005	$44,189	$61,201
Common stock warrants acquired	—	—	—	—	(1,949)	—	(1,949)
Employee stock grants	3,875	—	—	—	152	—	152
Taxes paid related to net share settlement of equity awards	(1,072)	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	7	—	7
Net income	—	—	—	—	—	5,879	5,879
Balance at June 30, 2023	6,923,446	$7	(214,422)	$—	$15,188	$50,068	$65,263

	For the Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$—	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	—	(1,949)	—	(1,949)
Employee stock grant	21,923	—	—	—	846	—	846
Taxes paid related to net share settlement of equity awards	(5,021)	—	—	—	(172)	—	(172)
Stock-based compensation	—	—	—	—	14	—	14
Net income	—	—	—	—	—	10,848	10,848
Balance at June 30, 2023	6,923,446	$7	(214,422)	$—	$15,188	$50,068	$65,263

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,848	$7,434

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	279	309
Deferred tax income	(207)	(160)
Loss on disposal of assets for lease	114	215
Allowance for credit losses	92	38
Change in fair value of notes held for investment	217	—
Gain on short-term investments	(237)	—
Stock-based compensation	860	676
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(2,240)	(1,962)
Inventory	(7)	26
Prepaid expenses and other current assets	(950)	1,276
Other non-current assets	106	(1,960)
Accounts payable	(326)	20
Accrued expenses	3,495	1,800
Other current and non-current liabilities	13	20
Net Cash Provided by Operating Activities	12,057	7,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(260)	(258)
Purchase of notes held for investment	(500)	(1,179)
Proceeds from maturities of short-term investments	57,707	—
Purchase of short-term investments	(49,728)	—
Purchase of assets for lease	(674)	(600)
Net Cash Provided by (Used in) Investing Activities	6,545	(2,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(172)	(114)
Common stock warrants acquired	(1,949)	—
Treasury stock acquired	—	(2,945)
Proceeds from exercise of stock options	—	72
Net Cash Used in Financing Activities	(2,121)	(2,987)
INCREASE IN CASH	16,481	2,708
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,014	37,323
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,495	$40,031

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

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $8,376 and $6,012 for the three months ended June 30, 2023 and 2022, respectively. Total fees from variable-fee licenses represent approximately $16,938 and $11,855 for the six months ended June 30, 2023 and 2022, respectively. Total sales of hardware and equipment accessories represent approximately $611 and $268 of revenues for the three months ended June 30, 2023 and 2022. Total sales of hardware and equipment accessories represent approximately $951 and $553 of revenues for the six months ended June 30, 2023 and 2022, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to Topic 606.

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. Inventory balance was $476 and $469 as of June 30, 2023 and December 31, 2022, respectively.

5.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. During the three months ended June 30, 2023 and 2022, the Company recognized approximately $9,618 and $8,548, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Condensed Statements of Income. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $18,922 and $16,437, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income.

Assets for lease consist of the following:

	June 30,	December 31,
	2023	2022
Assets for lease	$3,998	$3,702
Less: accumulated depreciation	(1,107)	(1,224)
Assets for lease, net	$2,891	$2,478

Depreciation expense amounted to $77 and $103 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense amounted to $147 and $212 for the six months ended June 30, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned and retired items was $67 and $57 for the three months ended June 30, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned items was $264 and $147 for the six months ended June 30, 2023 and 2022. The Company recognized a loss on disposal of assets for lease in the amount of $36 and $141 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $114 and $215 for the six months ended June 30, 2023 and 2022, respectively.

6.            Property and Equipment, net

Capital assets consist of the following:

	June 30,	December 31,
	2023	2022
Capital assets	$1,467	$1,206
Less: accumulated depreciation	(671)	(539)
Capital assets, net	$796	$667

Depreciation expense amounted to $73 and $51 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense amounted to $132 and $97 for the six months ended June 30, 2023 and 2022, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	June 30,	December 31,
	2023	2022
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total initial cost	$821	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of June 30, 2023 and December 31, 2022 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus Health Inc. (“Mellitus”) to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of June 30, 2023 and December 31, 2022 was approximately $309.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of June 30, 2023 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed both investments for impairment in accordance with ASC 321. As of June 30, 2023 and December 31, 2022, the Company determined that there was no impairment for the investment in SYNAPS Dx and the investment in Mellitus.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of June 30, 2023
U.S. Treasury bills	$12,330	$—	$—	$12,330
(Included in short-term investments)
Investment in debt securities	—	—	3,962	3,962
(Included in notes held for investment)
Total Assets	$12,330	$—	$3,962	$16,292

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
U.S. Treasury bill	$20,073	$—	$—	$20,073
(Included in short-term investments)
Investment in debt securities	—	—	3,679	3,679
(Included in notes held for investment)
Total Assets	$20,073	$—	$3,679	$23,752

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy under FASB ASC 820, Fair Value Measurement, are described as follows:

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

The financial instruments of the Company consist primarily of cash, money market accounts, receivable, and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are therefore considered a reasonable estimate of fair value at June 30, 2023 and December 31, 2022. The Company classifies short-term investments within Level 1 in the fair value hierarchy, because quoted prices for identical assets in active markets are used to determine fair value. The Company estimates the fair value of the investment in debt securities using Level 3 inputs. See Note 9 for description of methodologies and significant assumptions used in those valuations. The Company also invested in non-convertible promissory note, prepayment for inventory and equity securities of two privately held companies, which were recorded on cost basis. See Note 7, 9 and 10 to the financial statements for more information.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Treasury bills were purchased on May 12, 2023 and June 23, 2023, at a cost of $10,154 and $2,077, respectively, and fair values accrete to maturity dates at an interest rate of 5.02% and 5.14%, resepectively. As of June 30, 2023, the interest income recorded on these bills was $99.

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

The Company valued the debt security issued by Monarch Medical Technology LLC (“Monarch”) using a bond plus call option model reflecting the cash flow from the Monarch debt security and assuming a 20% probability of an equity financing, a 20% probability of a change of control, and a 60% probability of payment at maturity or an insolvency event. The Company valued the Mellitus debt security using a bond plus call option model reflecting the cash flow from the Mellitus debt securities and assuming a 70% probability of an equity financing, 8% probability of a change of control, and a 22% probability of payment at maturity or an insolvency event. The fair value of the Company’s privately held debt securities were estimated at $3,962 and $3,679 as of June 30, 2023 and December 31, 2022, respectively.

The key inputs for the valuation model are:

June 30,
2023
Risk-free rate	4.32% - 5.33%
Cash flow discount rate	25.8% - 26.9%
Expert term in years	0.50- 3.43
Expected volatility	110.0%- 315.0%

The following table reprents changes in the notes held for the investments with significant unobservable inputs (Level 3):

Convertible Notes
Balance as of December 31, 2022	$3,679
Purchased	500
Change in fair value of the notes held for investment	(217)
Balance as of June 30, 2023	$3,962

9.Notes Held for Investment

Notes receivable consist of the following for the periods presented:

	June 30	December 31
	2023	2022
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	3,962	3,679
Total notes held for investment	$4,962	$4,679

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

In December 2022, the Company entered in a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5,000 in available funding, of which $4,000, in principal was drawn as of June 30, 2023. The remaining $1,000 is available to be drawn at any time unless there is an event of default (as defined in the note) that is continuing. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note).

The Company made an irrevocable election to account for the Mellitus and Monarch debt securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the such debt securities in accordance with ASC 820. The Company made the fair value option election to present the debt securities in their entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of June 30, 2023, the Company estimated the fair value of the Monarch debt security to be $3,741 and the Mellitus debt security to be $221. As of December 31, 2022, the Company estimated the fair value of the Monarch debt security to be $3,500 and the Mellitus debt security to be $179, which were equivalent of the outstanding principal balances at December 31, 2022.

The Company recognizes interest income as it accrues on the Monarch debt securities, which is included in interest income in the statements of income. For the three months ended June 31, 2023 and 2022, the Company recognized $118 and $3, respectively, of interest income from Monarch and Mellitus notes, which is included in prepaid and other current assets. For the six months ended June 30, 2023 and 2022, the Company recognized $227 and $3, respectively, of interest income from Monarch and Mellitus notes. Unpaid balance is included in prepaid and other current assets. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the three months ended June 30, 2023, the Company recorded change in fair value of $111. For the six months ended June 30, 2023, the Company recorded change in fair value of $217.

10. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	June 30,	December 31,
	2023	2022
Prepaid licenses	$2,424	$2,490
Other	312	352
Total other non-current assets	$2,736	$2,842

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

Revenue from these product licenses will be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate significant revenue from these product licenses during the three and six months ended June 30, 2023 and 2022.

Other includes right-of-use asset (“ROU”) of $192, miscellaneous receivables of $100, and long-term deposits of $20 as of June 30, 2023. As of December 31, 2022, ROU was $233, miscellaneous receivable was $100, and long-term deposit was $19.

11.Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Compensation	$3,865	$2,467
Accrued Taxes	3,824	1,923
Miscellaneous Accruals	554	358
Total Accrued Expenses	$8,243	$4,748

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short-term treasury bills with original maturities of three months or less. As of June 30, 2023, the Company held deposits of $10,620, approximately $5,561 of which held by First Republic Bank (“FRB”). The Company’s deposits at FRB are largely uninsured. On May 1, 2023, JP Morgan Chase Bank (“JPM”) agreed to acquire all the assets and liabilities of FRB. Consequently, all depositors of FRB will become the depositors of JPM. Deposits at JPM are largely uninsured. The Company also invested in U.S. treasury bills in the amount of $41,205 as of June 30, 2023. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended June 30, 2023, two customers (including affiliates) accounted for 37.2% and 33.5% of the Company’s revenues. For the three months ended June 30, 2022, two customers (including affiliates) accounted for 38.1% and 32.3% of the Company’s revenues. For the six months ended June 30, 2023, two customers accounted for 39.0% and 33.5%, of the Company’s revenues, respectively. For the six months ended June 30, 2022, two customers accounted for 38.6% and 32.0%, of the Company’s revenues, respectively. As of June 30, 2023, three customers accounted for 37.5%, 33.3%, and 10.3% of the Company’s accounts receivable. As of December 31, 2022, three customers accounted for 26.8%, 25.9%, and 16.8% of the Company’s accounts receivable. The Company’s largest customer in terms of both revenues and accounts receivable in the three and six months ended June 30, 2023 is a U.S. diversified healthcare company and its affiliated plans.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

As of June 30, 2023, five vendors accounted for 14.5%, 11.8%, 11.6%, 10.9% and 10.2% of the Company’s accounts payable. As of December 31, 2022, two vendors accounted for 25.8% and 10.8% of the Company’s accounts payable.

13.Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of June 30, 2023, the remaining lease term is two years and three months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized facilities lease expenses of $44 and $44 for the six months ended June 30, 2023 and 2022, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of June 30, 2023:

Total
2023 Remaining period	45
2024	93
2025	71
Total undiscounted future minimum lease payments	209
Less: present value discount	(6)
Total lease liabilities	203
Lease expense in excess cash payment	(11)
Total ROU asset	$192

As of June 30, 2023, the Company’s ROU asset was $192, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $87 and $116, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company allocates the consideration in a bundled contract with its customers based on relative standalone selling prices of the lease and non-lease components. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 5 to the Unaudited Condensed Financial Statements.

14.Commitments and Contingencies

Senior Secured Convertible Note

In December 2022, the Company committed a loan of $5,000 to Monarch through the purchase of a senior secured convertible promissory note that bears interest at a rate of 10% per annum and matures on the second anniversary from the issue date, which can be extended for up to two additional consecutive one-year terms in the Company’s sole discretion. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. Monarch borrowed $3,500 on the issuance date and $500 in the first quarter of 2023 out of the committed amount of $5,000 and has agreed to reimburse the Company for up to $100 of

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

transaction expense. Repayment of the note is secured by a first priority interest in all of Monarch’s assets. See Note 8 and 9 to the Unaudited Condensed Financial Statements.

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

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of June 30 2023, the Company has claimed $1.24 million in this retention credit. No credit was claimed for the three and six months ended June 30, 2023 and for the year ended December 31, 2022.

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

15.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2023, the Share Reserve increased by 267,685. The Share Reserve is currently 3,582,888 shares as of June 30, 2023.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of June 30, 2023, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,722,453 shares of an aggregate total of 3,582,888 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired- Related Party Transaction

On March 14, 2022, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Since the inception of the program, the Company purchased 148,500 shares at a cost of  approximately $4,991 as of June 30, 2023.

On May 17, 2023, the Company acquired outstanding warrants to acquire 76,875 shares of its common stock from its chief executive officer at a cost of $1,949. The warrants were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, were amended in September 2015 and, as amended, had an expiration date of July 31, 2023. The $1,949 aggregate cash purchase price reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants, based on the closing price of a share of the Company’s common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and are no longer issued and outstanding.

Stock Awards

The Company granted fully vested stock awards of 21,923 shares of common stock to a non-employee member of the board of directors and employees as compensation during the six months ended June 30, 2023. Net shares issued after deducting taxes paid on these grants were 16,902. Fair value of these stock awards on grant date was $798. The Company granted fully vested stock awards of 9,610 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the six months ended June 30, 2022. Net shares issued after deducting taxes paid on these grants were 7,900. Fair value of these stock awards on grant date was $673.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2023 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended June 30, 2023 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2022	1,287,847	$3.44	3.03	$38,053
Options exercised	—	—	—	—
Options granted	—	—	—	—
Balance, June 30, 2023	1,287,847	$3.44	2.53	$29,381
Exercisable as of June 30, 2023	1,284,267	$3.37	2.51	$29,381

  As of June 30, 2023, the fair value of unvested stock options was approximately $80. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.86 years.

No options were granted during the six months ended June 30, 2023. On May 17, 2022 the Company awarded 5,000 options to an employee as compensation pursuant to the 2014 Plan with an exercise price of $30.48 and Black-Scholes options pricing model value of $22.27. In applying the Black-Scholes options pricing model, following assumptions were used: 1) expected price volatility of 78.6%; risk-free interest rate of 2.884%; weighted average expected life of 7 years; and no dividend yield. 1/4th of these options are vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the Vested Ratio equals 1/1.

The following table represents the stock based compensation for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30
	2023	2022	2023	2022
Engineering and Product Development	$—	$—	$45	$45
Sales and Marketing	127	—	298	172
General and Administrative	32	48	517	459
Total	$159	$48	$860	$676

16.Income Taxes

The Company’s income tax provision for the three months ended June 30, 2023 and 2022 was $1,787 and $1,117, resepectively. The Company’s income tax provision for the six months ended June 30, 2023 and 2022 was $3,451 and $1,700, respectively. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of operations.

The effective tax rate for the three and six months ended June 30, 2023 was 23.31% and 24.13%, compared to 21.52% and 18.62%, in the same period of the prior year. The increase in effective tax rate for the three and six months ended June 30, 2023 was primarily due to lower tax benefits associated with employee stock-based compensation.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) and federal and state research and development (“R&D”) credit benefit. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statury rate of 21% primarily due to tax benefits associated with stock-based compensation plans, state income taxes (net of federal benefit), and federal and state R&D credit benefit.

As of June 30, 2023, and December 31, 2022, the Company had $447 and $401, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was $56 and $30 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act has no impact on the Company’s financial statements as of June 30, 2023.

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

Basic and diluted EPS is calculated as follows:

	Three months ended June 30,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,707,341	$5,879	$0.88	6,761,050	$4,074	$0.60
Common stock warrants	39,292	—		67,434	—
Common stock options	1,120,368	—		1,200,818	—
Diluted	7,867,001	$5,879	$0.75	8,029,302	$4,074	$0.51

	Six months ended June 30,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,704,306	$10,848	$1.62	6,769,552	$7,434	$1.10
Common stock warrants	58,083	—		69,637	—
Common stock options	1,125,195	—		1,232,320	—
Diluted	7,887,584	$10,848	$1.38	8,071,509	$7,434	$0.92

As of June 30, 2023, 5,000 options related to stock awards were granted and unvested. These options were considered anti-dilutive for the computation of diluted net income per share. Hence, these options were excluded from the computation of diluted net income per share. As of June 30, 2022, there were no weighted average shares outstanding of common stock equivalents excluded from the computation of diluted net income per share.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

18. Subsequent Event

On July 11, 2023, the Company’s board of directors, approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by September 15, 2023. This plan is meant to be proactive and seeks to drive operational efficiency, while still allowing the Company to provide high quality service to its customers.

The Company currently estimates that it will incur severance costs in the range of $0.7 million to $0.9 million consisting of one-time termination benefits, which are expected to be paid by December 31, 2023.

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

Overview

We are a company that develops, manufactures and markets innovative products and services that assist our customers in evaluating and treating chronic diseases. Our flagship product, QuantaFlo, which is patented and cleared by the FDA, is a rapid point-of-care test that measures arterial blood flow in the extremities. The QuantaFlo test aids in the diagnosis of cardiovascular diseases, such as peripheral arterial disease, or PAD, and heart dysfunction. QuantaFlo is used by healthcare providers to evaluate their patient’s risk of mortality and major adverse cardiovascular events.

We have an agreement with Mellitus Health Inc., or Mellitus, a private company to exclusively market and distribute Insulin Insights, an FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for selected accounts.

We have minority investments in Mellitus, in Monarch Medical Technology LLC, or Monarch, a private digital health company whose proprietary product, EndoTool Glucose Management System, offers a technological solution for inpatient glycemic management, and in Neurodiagnostics, Inc., which is doing business as SYNAPS Dx and whose product, Discern, is a test for early Alzheimer’s disease. We continue to develop additional complementary proprietary products in-house, and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the three months ended June 30, 2023, we had total revenues of $18.6 million and net income of $5.9 million, compared to total revenues of $14.8 million and net income of $4.1 million in the same period in 2022. In the six months ended June 30, 2023, we had total revenues of $36.8 million and net income of $10.8 million, compared to total revenues of $28.8 million and net income of $7.4 million in the same period in 2022.

Recent Developments

Common Stock Repurchase Program and Repurchase of Common Stock Warrants

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

In May 2023, we repurchased outstanding warrants to acquire an aggregate 76,875 shares of our common stock at a cost of $1.9 million from our chief executive officer. The warrants were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, all of which were amended in September 2015 and, as amended, had an expiration date of July 31, 2023. The repurchase of the warrants for $1.9 million cash reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants, based on the closing price of a share of our common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and are no longer issued and outstanding.

As of June 30, 2023, we purchased 148,500 shares of our common stock for approximately $5.0 million under our purchase program and warrants to acquire 76,875 shares of our common stock at a cost of $1.9 million.

Strategic Operational Streamlining

On July 11, 2023, our board of directors approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by September 15, 2023. This plan is meant to be proactive and seeks to drive operational efficiency, while still providing high quality service to our customers.

We currently estimates that we will incur severance costs in the range of $0.7 million to $0.9 million consisting of one-time termination benefits, which are expected to be paid by December 31, 2023. We anticipate this will result in a reduction in quarterly operating expenses of approximately $1.5 million to $2.0 million, which are expected to be realized during the fourth quarter ended December 31, 2023.

We expect to incur in connection with our streamlining efforts are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with these actions.

CMS Rate Notice

In late March 2023, CMS issued the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs. Essentially, CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three-year period. The 2024 model does not include risk adjusted payments for PAD without complications, which payments many health insurers, including our customers, relied upon for their Medicare Advantage patients in the 2020 model. The changes will be phased in as follows: in calendar year 2023, full payment under the 2020 model; in calendar year 2024, 67% of the 2020 model; in calendar year 2025, 33% of the 2020 model. It is premature to determine the potential impact to our future revenues of this CMS rate notice.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

We had revenues of $18.6 million for the three months ended June 30, 2023, compared to $14.8 million in the same period of 2022. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $18.0 million from fees for our products for the three months ended June 30, 2023, consisting of $9.6 million from fixed-fee licenses and $8.4 million from variable-fee licenses, compared to $14.5 million in the same period of the prior year, consisting of $8.5 million from fixed-fee licenses and $6.0 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $0.6 million for the three months ended June 30, 2023, compared to $0.3 million for the same period in the prior year.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage.

The primary reason for the increase in both fixed-fee and varable-fee license revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating expenses

We had total operating expenses of $11.4 million for the three months ended June 30, 2023, an increase of $1.8 million or 18%, compared to $9.6 million in the same period in the prior year. The primary reasons for this change were increased expenses associated with our expanding business, such as increased personnel expense, consulting fees, travel and trade shows expenses. As a percentage of revenues, operating expenses decreased to 61% in the second quarter of 2023 as compared to 65% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.2 million for the three months ended June 30, 2023, an increase of $0.2 million or 27%, compared to $1.0 million for the same period in 2022. The increase was primarily due to an increase in headcount, annual pay increases and raw materials cost. As a percentage of revenues, cost of revenues was 7% in the second quarter of 2023, the same as in the second quarter of 2022.

Engineering and product development expense

We had engineering and product development expense of $1.8 million for the three months ended June 30, 2023, an increase of $0.7 million, or 64%, compared to $1.1 million in the same period of the prior year. The increase was primarily due to increased headcount, annual pay increases and consulting fees associated with QuantaFlo extensions and upgrades. As a percentage of revenues, engineering and product development expense was at 9% in the second quarter of 2023, compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $5.0 million for the three months ended June 30, 2023, an increase of $0.8 million, or 19%, compared to $4.2 million in the same period of the prior year. The increase was primarily due to increased headcount, annual pay increases, and associated expense to serve a continued expansion of customer activities, as well as an increase in trade shows and travel costs, as our business resumed more typical pre-COVID activities. As a percentage of revenues, sales and marketing expense decreased to 27% in the second quarter of 2023, as compared to 28% in the prior year period.

General and administrative expense

We had general and administrative expense of $3.5 million for the three months ended June 30, 2023, an increase of $0.1 million, or 1%, compared to $3.4 million in the same period of the prior year. The increase was primarily due to increased professional fees, offset by lower insurance costs. As a percentage of revenues, general and administrative expense decreased to 19% in the second quarter of 2023, as compared to 23% in the prior year period.

Other income, net

We had total other income of $0.5 million for the three months ended June 30, 2023 compared to $13 thousand in 2022. The increase from the prior year period was due to interest income of $0.6 million from increased investments in U.S. Treasury bills, debt securities and higher rates on short term government debt and money market funds, partially offset by changes in the fair value of investments.

Income tax provision

We had income tax provision of $1.8 million for the three months ended June 30, 2023, an increase of $0.7 million or 60%, compared to $1.1 million in the same period of the prior year. The effective tax rate for the three months ended June 30, 2023 was 23%, compared to 22%, in the same period of the prior year. The increase in effective tax rate was primarily due to lower tax benefits associated with employee stock-based compensation.

Net income

We had net income of $5.9 million, or $0.88 per basic share and $0.75 per diluted share, for the three months ended June 30, 2023, an increase of $1.8 million, or 44%, compared to a net income of $4.1 million, or $0.60 per basic share and $0.51 per diluted share, for the same period of the prior year.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

We had revenues of $36.8 million for the six months ended June 30, 2023, an increase of $8.0 million, or 28%, compared to $28.8 million in the same period in 2022. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $35.9 million from fees for our vascular testing products for the six months ended June 30, 2023, consisting of $18.9 million from fixed-fee licenses and $16.9 million from variable-fee licenses, compared to $28.3 million in the same period of the prior year, consisting of $16.4 million from fixed-fee licenses and $11.9 million from variable-fee licenses. The remainder was from sales of other products, which were $1.0 million compared to $0.6 million in the same period of the prior year.

Revenues from fees for vascular testing products are recognized monthly for each unit installed with a customer, usually billed as a fixed monthly fee or; as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed fee revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reason for the increase in variable-fee revenues was an increase in testing at our largest customers.

Operating expenses

We had total operating expenses of $23.4 million for the six months ended June 30, 2023, an increase of $3.7 million or 19%, compared to $19.7 million in the same period in the prior year. The primary reasons for this change were increases due to personnel expense, including employee benefits due to an increased headcount, increase in consuluting and professional fees. As a percentage of revenues, operating expenses decreased to 64% in the first six months of 2023 as compared to 68% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2.5 million for the six months ended June 30, 2023, an increase of $0.5 million, or 29%, compared to $2.0 million in the same period of the prior year. The primary reasons for this change was increased hardware purchases. As a percentage of revenues, cost of revenues was 7% in the first half of 2023, same as in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $3.4 million for the six months ended June 30, 2023, an increase of $1.2 million, or 54%, compared to $2.2 million in the same period of the prior year. The increase was primarily due to personnel expense due to an increased headcount, and increased consulting expenses. As a percentage of revenues, engineering and product development expenses increased to 9% in the first six months of 2023, compared to 8% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $10.2 million for the six months ended June 30, 2023, an increase of $1.3 million, or 15%, compared to $8.9 million in the same period of the prior year. The increase was primarily due to increased headcount and associated expenses to serve a continued expansion of customer activities, travel and trade show costs. As a percentage of revenues, sales and marketing expense decreased to 28% in the first six months of 2023, as compared to 31% in the prior year period.

General and administrative expense

We had general and administrative expense of $7.3 million for the six months ended June 30, 2023, an increase of $0.6 million, or 9%, compared to $6.7 million in the same period of the prior year. The increase was primarily due to an increase in compensation due to increased headcount and annual salary increases, increase in professional fees, and legal expenses. As a percentage of revenues, general and administrative expense dereased to 20% in the first six months of 2023, as compared to 23% in the prior year period.

Other income, net

We had other income of $0.9 million for the six months ended June 30, 2023, compared to other income of $14.0 thousand in the same period of the prior year. The increase was primarily due to higher interest income from the investments, partially offset by changes in the fair value of investments.

Income tax provision

We had income tax provision of $3.5 million for the six months ended June 30, 2023, an increase of $1.8 million or 103%, compared to $1.7 million in the prior year period. The effective tax rate for the six months ended June 30, 2023 was 24%, compared to 19%, in the same period of the prior year. The increase was primarily due to lower tax benefits associated with stock-based compensation plans.

Net income

For the foregoing reasons, we had net income of $10.8. million, or $1.62 per basic share and $1.38 per diluted share, for the six months ended June 30, 2023, an increase of $3.4 million, or 46%, compared to a net income of $7.4 million, or $1.10 per basic share and $0.92 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $51.8 million at June 30, 2023 compared to $43.1 million at December 31, 2022, and total current liabilities of $10.1 million at June 30, 2023 compared to $6.9 million at December 31, 2022. As of June 30, 2023, we had working capital of approximately $50.7 million. We believe that our current sources of funds will provide us with adequate liquidity during the period following June 30, 2023, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts and treasury bills. At June 30, 2023, we held approximately $41.2 million of U.S. Treasury bills, and the remaining cash of $10.6 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $12.1 million of net cash from operating activities for the six months ended June 30, 2023, compared to $7.7 million of net cash from operating activities for the same period of the prior year. The change was primarily due to generation of net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $1.1 million and were primarily due to stock-based compensation expense of $0.9 million, depreciation of $0.3 million, loss on disposal of assets for lease of $0.1 million, change in fair values of investments of $0.2 million and allowance for doubtful accounts of $0.1 million, partially offset by gain on short-term investments of $0.2 million and deferred tax income of $0.2 million. Changes in operating assets and liabilities provided $0.1 million of net cash. These changes in operating assets and liabilities included cash provided by accrued expenses of $3.5 million, partially offset by cash used by trade receivables of $2.2 million due to timing of revenue recognition, prepaid expenses and other assets of $0.9 million, and trade payables of $0.3 million.

Investing activities

We generated $6.5 million of net cash from investing activities for the six months ended June 30, 2023, primarily due to the maturities of short-term treasury bills of $57.7 million, partially offset by the purchase of short-term treasury bills of $49.7 million, funding to purchase assets for lease of $0.7 million, the purchase of a promissory note held for investment of $0.5 million and fixed asset purchases of $0.3 million to support our growing business.

We used $2.0 million of net cash in investing activities for the six months ended June 30, 2022, which reflects purchase of long-term notes receivable of $1.2 million, funding to purchase assets for lease of $0.6 million and fixed asset purchases of $0.2 million to support our growing business.

Financing activities

We used $2.1 million in net cash from financing activities during the six months ended June 30, 2023, which reflects the purchase of common stock warrants of $1.9 million from our chief executive officer, and payment of taxes withheld for stock grants of $0.2 million.

We used $3.0 million in net cash from financing activities during the six months ended June 30, 2022, which reflects payment of taxes withheld for stock grants of $0.1 and $3.0 million for the treasury stock acquisition, under our share purchase program, partially offset by proceeds from exercise of stock options of $0.1 million.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended June 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Not Applicable.

(c) Issuer Purchases of Equity Securities.

None

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
10.1

Cooperation agreement, dated April 19, 2023, by and among Semler Scientific, Inc. and the investors (incorporated by reference to Exibit 10.1 of our Form 8K filed with the Securities and Exchange Commission on April 19, 2023)

10.2

Warrant Repurchase Agreement between Semler Scientific, Inc. and the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated May 16, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 17, 2023)

10.3†	Separation Agreement and Release, dated April 1, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian
10.4†	Employment agreement dated May 25, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant
32.1*	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended March 31, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101

†Indicates a management contract or compensatory plan or arrangement

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

August 14, 2023	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)