Form 10-Q
period 2023-09-30
Semler Scientific, Inc.
filed 2023-11-13
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 6,873,196 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	our QuantaFlo business, including efforts to develop QuantaFlo HD for heart dysfunction;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and

●	anticipated costs and savings from our recent strategic streamlining;

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we actively market only two U.S. Food and Drug Administration, or FDA, cleared products and may not benefit from our recent investments in other companies developing complementary products or the extension of QuantaFlo to test for other cardiovascular diseases;

●	changes in the regulatory reimbursement landscape, such as the recent 2024 Medicare Advantage and Part D Final Rate Announcement issued by CMS could impact the perceived value of using our products to aid diagnosis of cardiovascular diseases;

●	our strategic streamlining, as well as the recent changes in our executive team and board of directors;
●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	our testing product is generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine and Israel conflict with Hamas on the global economy and supply chain and inflation, as well as the recent bank failures and other events, such as the recent Covid-19 pandemic or any other pandemics; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2023.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenues	$16,316	$14,047	$53,127	$42,891
Operating expenses:
Cost of revenues	1,111	1,138	3,599	3,070
Engineering and product development	1,174	1,244	4,566	3,444
Sales and marketing	3,423	4,153	13,601	13,031
General and administrative	3,710	3,045	11,028	9,760
Strategic streamlining	599	—	599	—
Total operating expenses	10,017	9,580	33,393	29,305
Income from operations	6,299	4,467	19,734	13,586
Interest income	692	137	1,772	151
Change in fair value of notes held for investment	—	—	(217)	—
Other expense	(3)	(3)	(3)	(2)
Other income, net	689	134	1,552	149
Pre-tax net income	6,988	4,601	21,286	13,735
Income tax provision	1,474	926	4,924	2,626
Net income	$5,514	$3,675	$16,362	$11,109
Net income per share, basic	$0.82	$0.55	$2.44	$1.65
Weighted average number of shares used in computing basic net income per share	6,717,301	6,678,175	6,708,675	6,738,717
Net income per share, diluted	$0.71	$0.46	$2.09	$1.38
Weighted average number of shares used in computing diluted net income per share	7,818,236	7,939,926	7,847,390	8,027,271

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	September 30,	December 31,
	2023	2022
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$37,497	$23,014
Short-term investments	18,530	20,073
Trade accounts receivable, net of reserves of $254 and $109, respectively	5,966	3,884
Inventory, net	439	469
Prepaid expenses and other current assets	1,946	1,468
Total current assets	64,378	48,908
Assets for lease, net	2,498	2,478
Property and equipment, net	765	667
Long-term investments	821	821
Notes held for investment (includes measured at fair value of $4,462 and $3,679, respectively)	5,462	4,679
Other non-current assets	2,744	2,842
Deferred tax assets	2,775	2,298
Total assets	$79,443	$62,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$300	$835
Accrued expenses	6,998	4,748
Deferred revenue	1,120	1,160
Other short-term liabilities	159	114
Total current liabilities	8,577	6,857

Long-term liabilities:
Other long-term liabilities	93	160
Total long-term liabilities	93	160
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,941,554, and 6,906,544 shares issued, and 6,727,132 and 6,692,122 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	15,184	16,449
Retained earnings	55,582	39,220

Total stockholders’ equity	70,773	55,676

Total liabilities and stockholders’ equity	$79,443	$62,693

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2022	6,864,625	$7	(166,964)	$—	$18,334	$32,329	$50,670
Treasury stock acquired	—	—	(47,458)	—	(2,045)	—	(2,045)
Employee stock grants	872	—	—	—	25	—	25
Stock option exercises	14,000	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	7	—	7
Net income	—	—	—	—	—	3,675	3,675
Balance at September 30, 2022	6,879,497	$7	(214,422)	$—	$16,341	$36,004	$52,352

	For the Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$—	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(148,500)	—	(4,991)	—	(4,991)
Employee stock grants	10,482	—	—	—	698	—	698
Taxes paid related to net share settlement of equity awards	(1,710)	—	—	—	(114)	—	(114)
Stock option exercises	46,345	—	—	—	93	—	93
Stock-based compensation	—	—	—	—	10	—	10
Net income	—	—	—	—	—	11,109	11,109
Balance at September 30, 2022	6,879,497	$7	(214,422)	$—	$16,341	$36,004	$52,352

	For the Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at June 30, 2023	6,923,446	$7	(214,422)	$—	$15,188	$50,068	$65,263
Employee stock grants	1,945	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(3,618)	—	—	—	(75)	—	(75)
Stock option exercises	19,781	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	5,514	5,514
Balance at September 30, 2023	6,941,554	$7	(214,422)	$—	$15,184	$55,582	$70,773

	For the Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional
		Common Stock			Paid-In	Retained Earnings	Total Stockholders'
	Shares Issued	Amount	Shares	Amount	Capital		Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$—	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	—	(1,949)	—	(1,949)
Employee stock grant	23,868	—	—	—	846	—	846
Taxes paid related to net share settlement of equity awards	(8,639)	—	—	—	(247)	—	(247)
Stock option exercises	19,781	—	—	—	24	—	24
Stock-based compensation	—	—	—	—	61	—	61
Net income	—	—	—	—	—	16,362	16,362
Balance at September 30, 2023	6,941,554	$7	(214,422)	$—	$15,184	$55,582	$70,773

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,362	$11,109

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	439	462
Deferred tax expense	(478)	(405)
Loss on disposal of assets for lease	355	303
Loss on disposal of inventory	171	—
Allowance for credit losses	203	53
Change in fair value of notes held for investment	217	—
Gain on short-term investments	(307)	—
Stock-based compensation	907	708
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(2,284)	(107)
Inventory	30	39
Prepaid expenses and other current assets	(478)	2,083
Other non-current assets	98	(1,934)
Accounts payable	(535)	40
Accrued expenses	2,250	3,217
Other current and non-current liabilities	(22)	(52)
Deferred revenue	(40)	237
Net Cash Provided by Operating Activities	16,888	15,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(310)	(388)
Purchase of notes held for investment	(1,000)	(1,179)
Proceeds from maturities of short-term investments	59,719	—
Purchase of short-term investments	(57,869)	—
Purchase of assets for lease	(773)	(961)
Net Cash Used in Investing Activities	(233)	(2,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(247)	(114)
Common stock warrants acquired	(1,949)	—
Treasury stock acquired	—	(4,991)
Proceeds from exercise of stock options	24	93
Net Cash Used in Financing Activities	(2,172)	(5,012)
INCREASE IN CASH	14,483	8,213
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,014	37,323
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,497	$45,536

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (“ASU No. 2016-13”). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect Topic 326. Effective dates of issue 6 and 7 are the same as the effective date of Topic 326. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have a material impact on its financial statements.

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

2.Variably-Priced Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $6,254 and $4,887 for the three months ended September 30, 2023 and 2022, respectively. Total fees from variable-fee licenses represent approximately $23,191 and $16,742 for the nine months ended September 30, 2023 and 2022, respectively. Total sales of hardware and equipment accessories represent approximately $523 and $539 of revenues for the three months ended September 30, 2023 and 2022. Total sales of hardware and equipment accessories represent approximately $1,474 and $1,091 of revenues for the nine months ended September 30, 2023 and 2022, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606.

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

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. Inventory balance was $439 and $469 as of September 30, 2023 and December 31, 2022, respectively.

5.           Assets for Lease, net

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. Operating leases are short-term in nature (monthly, quarterly or one year), and all of which have renewal options. The assets that may be associated with these leasing arrangements are identified below as assets for lease. Upon shipment under operating leases, assets for lease are depreciated. During the three months ended September 30, 2023 and 2022, the Company recognized approximately $9,539 and $8,621, respectively, in lease revenues related to these

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $28,462 and $25,058, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income.

Assets for lease consist of the following:

	September 30,	December 31,
	2023	2022
Assets for lease	$3,560	$3,702
Less: accumulated depreciation	(1,062)	(1,224)
Assets for lease, net	$2,498	$2,478

Depreciation expense amounted to $81 and $103 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense amounted to $228 and $315 for the nine months ended September 30, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned and retired items was $125 and $448 for the three months ended September 30, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned items was $390 and $594 for the nine months ended September 30, 2023 and 2022. The Company recognized a loss on disposal of assets for lease in the amount of $241 and $82 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $355 and $303 for the nine months ended September 30, 2023 and 2022, respectively.

6.            Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
Property and equipment, gross	$1,516	$1,206
Less: accumulated depreciation	(751)	(539)
Property and equipment, net	$765	$667

Depreciation expense amounted to $80 and $50 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense amounted to $211 and $147 for the nine months ended September 30, 2023 and 2022, respectively.

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	September 30,	December 31,
	2023	2022
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health Inc.	309	309
Total initial cost	$821	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of September 30, 2023 and December 31, 2022 was approximately $512.

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

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of September 30, 2023 and December 31, 2022 was approximately $309.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of September 30, 2023 were recorded in accordance with ASC 321, Investments – Equity Securities (“ASC 321”), which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed both investments for impairment in accordance with ASC 321. As of September 30, 2023 and December 31, 2022, the Company determined that there was no impairment for the investment in SYNAPS Dx and the investment in Mellitus.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of September 30, 2023
U.S. Government money market fund accounts	$35,241	$—	$—	$35,241
(Included in cash and cash equivalents)
U.S. Treasury bills	18,530	—	—	18,530
(Included in short-term investments)
Investment in debt securities	—	—	4,462	4,462
(Included in notes held for investment)
Total Assets	$53,771	$—	$4,462	$58,233

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
U.S. Treasury bill	$20,073	$—	$—	$20,073
(Included in short-term investments)
Investment in debt securities	—	—	3,679	3,679
(Included in notes held for investment)
Total Assets	$20,073	$—	$3,679	$23,752

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, short-term investments and debt securities. Because carrying values of cash, trade receivables and payables are equal to or approximate their fair value, the Company excluded from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. The Company classifies short-term investments within Level 1 in the fair value hierarchy, because quoted prices for identical assets in active markets are used to determine fair value. The Company estimates the fair value of the investment in debt securities using Level 3 inputs. The Company also invested in non-convertible promissory note, prepayment for inventory and

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

equity securities of two privately held companies, which were recorded on cost basis. See Note 7, 9 and 10 to the financial statements for more information.

Treasury bills were purchased on July 27, 2023 and August 11, 2023, at a cost of $8,095 and $10,279, respectively, and fair values accrete to maturity dates at an interest rate of 5.28%. As of September 30, 2023, the interest income recorded on these bills was $156.

The Company's privately held debt securities are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework.

The Company valued the debt security issued by Monarch Medical Technology LLC (“Monarch”) using a bond plus call option model reflecting the cash flow from the Monarch debt security and assuming a 10% probability of an equity financing, a 50% probability of a change of control, and a 40% probability of payment at maturity or an insolvency event. The Company valued the Mellitus debt security using a bond plus call option model reflecting the cash flow from the Mellitus debt securities and assuming a 80% probability of an equity financing, 15% probability of a change of control, and a 5% probability of payment at maturity or an insolvency event. The fair value of the Company’s privately held debt securities were estimated at $4,462 and $3,679 as of September 30, 2023 and December 31, 2022, respectively.

The key inputs for the valuation model are:

September 30,
2023
Risk-free rate	4.32% - 5.33%
Cash flow discount rate	25.8% - 26.9%
Expert term in years	0.50- 3.43
Expected volatility	110.0%- 315.0%

The following table reprents changes in the notes held for the investments with significant unobservable inputs (Level 3):

Convertible Notes
Balance as of December 31, 2022	$3,679
Purchased	1,000
Change in fair value of the notes held for investment	(217)
Balance as of September 30, 2023	$4,462

9.Notes Held for Investment

Notes receivable consist of the following for the periods presented:

	September 30,	December 31,
	2023	2022
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	4,462	3,679
Total notes held for investment	$5,462	$4,679

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

In December 2022, the Company entered in a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5,000 in available funding, of which $4,500, in principal was drawn as of September 30, 2023. The remaining $500 is available to be drawn at any time unless there is an event of default (as defined in the note) that is continuing. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note).

The Company made an irrevocable election to account for the Mellitus and Monarch debt securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the such debt securities in accordance with ASC 820. The Company made the fair value option election to present the debt securities in their entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of September 30, 2023, the Company estimated the fair value of the Monarch debt security to be $4,241 and the Mellitus debt security to be $221. As of December 31, 2022, the Company estimated the fair value of the Monarch debt security to be $3,500 and the Mellitus debt security to be $179, which were equivalent of the outstanding principal balances at December 31, 2022.

The Company recognizes interest income on the Monarch debt securities, which is included in interest income in the condensed statements of income. For the three months ended September 30, 2023 and 2022, the Company recognized $120 and $17, respectively, of interest income from Monarch and Mellitus notes. Accrued interest is included in prepaid and other current assets. For the nine months ended September 30, 2023 and 2022, the Company recognized $347 and $20, respectively, of interest income from Monarch and Mellitus notes. Unpaid balance is included in prepaid and other current assets. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the three months ended September 30, 2023, the Company recorded no change in fair value. For the nine months ended September 30, 2023, the Company recorded change in fair value of $217.

10. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	September 30,	December 31,
	2023	2022
Prepaid licenses	$2,453	$2,490
Other	291	352
Total other non-current assets	$2,744	$2,842

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

Revenue from these product licenses is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate significant revenue from these product licenses during the three and nine months ended September 30, 2023 and 2022.

11.Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Compensation	$3,669	$2,467
Accrued Taxes	2,342	1,923
Miscellaneous Accruals	987	358
Total Accrued Expenses	$6,998	$4,748

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short-term treasury bills with original maturities of three months or less. As of September 30, 2023 and December 31, 2022, the Company held deposits of $2,256 and $12,960, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds and U.S. treasury bills in the amount of $35,241 and $18,530, respectively, as of September 30, 2023. As of December 31, 2022, the Company invested in U.S. treasury bills of $30,127. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended September 30, 2023, three customers (including affiliates) accounted for 36.4%, 28.3% and 11.4% of the Company’s revenues. For the three months ended September 30, 2022, two customers (including affiliates) accounted for 41.2% and 26.2% of the Company’s revenues. For the nine months ended September 30, 2023, two customers accounted for 34.4% and 35.7% of the Company’s revenues, respectively. For the nine months ended September 30, 2022, two customers accounted for 39.9% and 30.1%, of the Company’s revenues, respectively. As of September 30, 2023, three customers accounted for 34.1%, 21.9%, and 21.7% of the Company’s accounts receivable. As of December 31, 2022, three customers accounted for 26.8%, 25.9%, and 16.8% of the Company’s accounts receivable. The Company’s largest customer in terms of both revenues and accounts receivable in the three and nine months ended September 30, 2023 is a U.S. diversified healthcare company and its affiliated plans.

As of September 30, 2023, four vendors accounted for 20.9%, 12.8%, 12.0%, and 10.5% of the Company’s accounts payable. As of December 31, 2022, two vendors accounted for 25.8% and 10.8% of the Company’s accounts payable.

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

As of September 30, 2023, the remaining lease term is two years with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized facilities lease expenses of $66 and $66 for the nine months ended September 30, 2023 and 2022, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2023:

Total
2023 Remaining period	23
2024	93
2025	71
Total undiscounted future minimum lease payments	187
Less: present value discount	(5)
Total lease liabilities	182
Lease expense in excess cash payment	(11)
Total ROU asset	$171

As of September 30, 2023, the Company’s right of use (“ROU”) asset was $171, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $88 and $93, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

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

401(K) Plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the nine months period ended September 30, 2023 and 2022, the Company matched $307 and $243, respectively.

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of September 30 2023, the Company has claimed $1.24 million in this retention credit. No credit was claimed for the three and nine months ended September 30, 2023 and for the year ended December 31, 2022.

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

15.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2023, the Share Reserve increased by 267,685. The Share Reserve is currently 3,582,888 shares as of September 30, 2023.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of September 30, 2023, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,707,281 shares of an aggregate total of 3,582,888 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired- Related Party Transaction

On March 14, 2022, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Since the inception of the program, the Company purchased 148,500 shares at a cost of approximately $4,991 as of September 30, 2023.

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

Stock Awards

The Company granted fully vested stock awards of 23,868 shares of common stock to a non-employee member of the board of directors and employees as compensation during the nine months ended September 30, 2023. Net shares issued after deducting taxes paid on these grants were 15,229. Fair value of these stock awards on grant date was $846. The Company granted fully vested stock awards of 10,482 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the nine months ended September 30, 2022. Net shares issued after deducting taxes paid on these grants were 8,772. Fair value of these stock awards on grant date was $698.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2023 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended September 30, 2023 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2022	1,287,847	$3.44	3.03	$38,053
Options exercised	(19,781)	3.11	—	—
Options granted	17,950	25.52	9.84	—
Options cancelled	(450)	—	—	—
Balance, September 30, 2023	1,285,566	$3.75	2.39	$27,825
Exercisable as of September 30, 2023	1,264,806	$3.38	2.27	$27,825

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

  As of September 30, 2023, the fair value of unvested stock options was approximately $389. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.78 years.

During the three and nine months period ended September 30, 2023, the Company awarded stock options of 17,500 to employees as compensation pursuant to the 2014 Plan. During the three and nine months period ended September 30, 2022 , the Company awarded 5,000 options to an employee as compensation pursuant to the 2014 Plan. Of these options, 1/4th are vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the Vested Ratio equals 1/1.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, and the calculated weigheted average fair values of options are as follows:

	September 30,	September 30,
	2023	2022
Expected term (in years)	7	7
Risk-free interest rate	4.14-4.41	2.88
Expected volatility	69.0%-79.5%	78.6%
Expected dividend rate	0	0
Fair value of options granted	$17.54-$19.04	$22.27

The expected term represents an estimate of the period of time options are expected to remain outstanding. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. Expected volatilities are based on the historical returns on the Company’s stock. The expected dividend yield is based on the recent historical dividend yield.

The following table represents the stock based compensation for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30
	2023	2022	2023	2022
Cost of Revenues	$4	$—	$4	$—
Engineering and Product Development	6	—	51	45
Sales and Marketing	3	—	301	172
General and Administrative	34	32	551	491
Total	$47	$32	$907	$708

16.Income Taxes

The Company’s income tax provision for the three months ended September 30, 2023 and 2022 was $1,474 and $926, resepectively. The Company’s income tax provision for the nine months ended September 30, 2023 and 2022 was $4,924 and $2,626, respectively. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of income.

The effective tax rate for the three and nine months ended September 30, 2023 was 21.09% and 23.13%, compared to 20.13% and 19.12%, in the same period of the prior year. The increase in effective tax rate for the three and nine months ended September 30, 2023 was primarily due to lower tax benefits associated with employee stock-based compensation.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit) and federal and state research and development (“R&D”) credit benefit. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statury rate of 21% primarily due to tax benefits associated with stock-based compensation plans, state income taxes (net of federal benefit), and federal and state R&D credit benefit.

As of September 30, 2023, and December 31, 2022, the Company had $493 and $401, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company recognized interest and penalty expenses related to uncertain tax positions of $71 and $8 for the nine months ended September 30, 2023 and 2022, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s financial statements as of September 30, 2023.

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

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,717,301	$5,514	$0.82	6,678,175	$3,675	$0.55
Common stock warrants	—	—		67,932	—
Common stock options	1,100,935	—		1,193,819	—
Diluted	7,818,236	$5,514	$0.71	7,939,926	$3,675	$0.46

	Nine months ended September 30,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,708,675	$16,362	$2.44	6,738,717	$11,109	$1.65
Common stock warrants	21,608	—		69,068	—
Common stock options	1,117,107	—		1,219,486	—
Diluted	7,847,390	$16,362	$2.09	8,027,271	$11,109	$1.38

As of September 30, 2023, 20,760 options related to stock awards were granted and unvested. As of September 30, 2022, 5,000 options related to stock awards were granted and unvested. These options were considered anti-dilutive for the computation of diluted net income per share. Hence, these options were excluded from the computation of diluted net income per share.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

18. Strategic Plan to Streamline Operations

On July 11, 2023, the Company’s board of directors, approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by September 15, 2023. This plan is meant to be proactive and seeks to drive operational efficiency, while still allowing the Company to provide high quality service to its customers.

As of September 30, 2023, the Company accrued expenses of $599 for strategic streamlining. As of September 30, 2023, there was $139 unpaid balance related to accrued expenses for the strategic streamlining.

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

In the three months ended September 30, 2023, we had total revenues of $16.3 million and net income of $5.5 million, compared to total revenues of $14.0 million and net income of $3.7 million in the same period in 2022. In the nine months ended September 30, 2023, we had total revenues of $53.1 million and net income of $16.4 million, compared to total revenues of $42.9 million and net income of $11.1 million in the same period in 2022.

Recent Developments

Strategic Operational Streamlining

On July 11, 2023, our board of directors approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by September 15, 2023. This plan is meant to be proactive and seeks to drive operational efficiency, while still providing high quality service to our customers.

As of September 30, 2023, we accrued expenses of $0.6 million for such strategic streamlining. As of September 30, 2023, we had $139 thousand of unpaid accrued expenses related to the strategic streamlining.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

We had revenues of $16.3 million for the three months ended September 30, 2023, compared to $14.0 million in the same period of 2022. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $15.8 million from fees for our products for the three months ended September 30, 2023, consisting of $9.5 million from fixed-fee licenses and $6.3 million from variable-fee licenses, compared to $13.5 million in the same period of the prior year, consisting of $8.6 million from fixed-fee licenses and $4.9 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $0.5 million for the three months ended September 30, 2023, and September 30, 2022.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed-fee license revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reason for the increase in variable-fee revenues was an increase in testing at our largest customers.

Operating expenses

We had total operating expenses of $10.0 million for the three months ended September 30, 2023, an increase of $0.4 million or 5%, compared to $9.6 million in the same period in the prior year. Operating expenses include $0.6 million of strategic streamlining costs, which are primarly headcount reduction related expenses. As a percentage of revenues, operating expenses decreased to 61% in the third quarter of 2023 as compared to 68% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.1 million for each of the three months ended September 30, 2023 and 2022. As a percentage of revenues, cost of revenues was 7% in the third quarter of 2023, compared to 8% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.2 million for each of the three months ended September 30, 2023 and 2022. As a percentage of revenues, engineering and product development expense was at 7% in the third quarter of 2023, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.4 million for the three months ended September 30, 2023, a decrease of $0.8 million, or 18%, compared to $4.2 million in the same period of the prior year. The decrease was primarily due to lower headcount pursuant to the strategic streamlining plan implemented in the third quarter. As a percentage of revenues, sales and marketing expense decreased to 21% in the third quarter of 2023, compared to 30% in the prior year period.

General and administrative expense

We had general and administrative expense of $3.7 million for the three months ended September 30, 2023, an increase of $0.6 million, or 22%, compared to $3.1 million in the same period of the prior year. The increase was primarily due to an increase in consulting, legal and other expenses. As a percentage of revenues, general and administrative expense increased to 23% in the third quarter of 2023, as compared to 22% in the prior year period.

Other income, net

We had total other income of $0.7 million for the three months ended September 30, 2023 compared to $0.1 million in the same period of the prior year. The increase was due to interest income from increased investments in U.S. treasury bills, U.S. government money market funds, debt securities and higher rates on short term government debt and money market funds.

Income tax provision

We had income tax provision of $1.5 million for the three months ended September 30, 2023, an increase of $0.6 million or 59%, compared to $0.9 million in the same period of the prior year. The effective tax rate for the three months ended September 30, 2023 was 21% compared to 20% in the same period of the prior year. The increase in effective tax rate was primarily due to lower tax benefits associated with employee stock-based compensation.

Net income

We had net income of $5.5 million, or $0.82 per basic share and $0.71 per diluted share, for the three months ended September 30, 2023, an increase of $1.8 million, or 50%, compared to a net income of $3.7 million, or $0.55 per basic share and $0.46 per diluted share, for the same period of the prior year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

We had revenues of $53.1 million for the nine months ended September 30, 2023, an increase of $10.2 million, or 24%, compared to $42.9 million in the same period in 2022. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sales of accessories used with these products. We recognized revenues of $51.7 million from fees for our vascular testing products for the nine months ended September 30, 2023, consisting of $28.5 million from fixed-fee licenses and $23.2 million from variable-fee licenses, compared to $41.8 million in the same period of the prior year, consisting of $25.1 million from fixed-fee licenses and $16.7 million from variable-fee licenses. The remainder was from sales of other products, which were $1.4 million compared to $1.1 million in the same period of the prior year.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage.

The primary reason for the increase in fixed-fee license revenues was growth in the number of installed units from both new customers and established customers, which we believe is the result of our sales and marketing efforts. The primary reason for the increase in variable-fee revenues was an increase in testing at our largest customers.

Operating expenses

We had total operating expenses of $33.4 million for the nine months ended September 30, 2023, an increase of $4.1 million or 14%, compared to $29.3 million in the same period in the prior year. The primary reasons for this change were increases in legal expenses, increases in consulting expenses, provision for credit losses, professional fees, and other expenses. Operating expenses also include $0.6 million of strategic streamlining costs, which are primarly headcount reduction related expenses. As a percentage of revenues, operating expenses decreased to 63% in the nine months of 2023 as compared to 68% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $3.6 million for the nine months ended September 30, 2023, an increase of $0.5 million, or 17%, compared to $3.1 million in the same period of the prior year. The primary reasons for this change was an increase in payroll cost and increase in inventory writeoff expense. As a percentage of revenues, cost of revenues was 7% in both the nine months ended September 30, 2023 and 2022.

Engineering and product development expense

We had engineering and product development expense of $4.6 million for the nine months ended September 30, 2023, an increase of $1.2 million, or 33%, compared to $3.4 million in the same period of the prior year. The increase was primarily due to personnel expense due to an increased headcount, and increased consulting expenses. As a percentage of revenues, engineering and product development expenses increased to 9% in the nine months ended September 30, 2023, compared to 8% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $13.6 million for the nine months ended September 30, 2023, an increase of $0.6 million, or 4%, compared to $13.0 million in the same period of the prior year. The increase was primarily due to increased stock based compensation expenses, increased trade show costs and increased travelling expenses. As a percentage of revenues, sales and marketing expense decreased to 26% in the nine months ended September 30, 2023, as compared to 30% in the prior year period.

General and administrative expense

We had general and administrative expense of $11.0 million for the nine months ended September 30, 2023, an increase of $1.2 million, or 13%, compared to $9.8 million in the same period of the prior year. The increase was primarily due to an increase in professional fees, provision for credit losses, professional fees and other expenses. As a percentage of revenues, general and administrative expense decreased to 21% in the nine months of 2023, as compared to 23% in the prior year period.

Other income, net

We had total other income of $1.6 million for the nine months ended September 30, 2023, compared to $0.1 million in the same period of the prior year. The increase was primarily due to higher interest income from investments, partially offset by changes in the fair value of investments.

Income tax provision

We had income tax provision of $4.9 million for the nine months ended September 30, 2023, an increase of $2.3 million or 87%, compared to $2.6 million in the prior year period. The effective tax rate for the nine months ended September 30, 2023 was 23% compared to 19% in the same period of the prior year. The increase was primarily due to lower tax benefits associated with stock-based compensation plans.

Net income

For the foregoing reasons, we had net income of $16.4. million, or $2.44 per basic share and $2.09 per diluted share, for the nine months ended September 30, 2023, an increase of $5.3 million, or 47%, compared to a net income of $11.1 million, or $1.65 per basic share and $1.38 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents and short-term investments of $56.0 million at September 30, 2023 compared to $43.1 million at December 31, 2022, and total current liabilities of $8.6 million at September 30, 2023 compared to $6.9 million at December 31, 2022. As of September 30, 2023, we had working capital of approximately $55.8 million. We believe that our current sources of funds will provide us with adequate liquidity during the period following September 30, 2023, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts and treasury bills. At September 30, 2023, we held approximately $18.5 million of U.S. Treasury bills, $35.2 million in U.S.government money market fund account and the remaining cash of $2.3 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $16.9 million of net cash from operating activities for the nine months ended September 30, 2023, compared to $15.8 million of net cash from operating activities for the same period of the prior year. The change was primarily due to generation of additional net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $1.5 million and were primarily due to stock-based compensation expense of $0.9 million, depreciation of $0.4 million, loss on disposal of assets for lease of $0.4 million, change in fair values of investments of $0.2 million, loss on disposal of inventory of $0.2 million and allowance for credit losses of $0.2 million, partially offset by deferred tax income of $0.5 million and gain on short-term investments of $0.3 million. Changes in operating assets and liabilities used $1.0 million of net cash. These changes in operating assets and liabilities included an increase in trade receivable of $2.3 million, prepaid expenses and other assets of $0.5 million and a decrease in trade payables of $0.5 million, partially offset by an increase in accrued expenses of $2.2 million, and a decrease in other non-current assets of $0.1 million.

Investing activities

We used $0.2 million of net cash from investing activities for the nine months ended September 30, 2023, primarily to purchase $57.8 million of short-term treasury bills, a $1.0 million promissory note held for investment, $0.8 million of assets for lease and $0.3 million of fixed assets to support our growing business, partially offset by the maturities of short-term treasury bills of $59.7 million.

We used $2.5 million of net cash in investing activities for the nine months ended September 30, 2022, which reflects purchase of long-term notes receivable of $1.2 million, funding to purchase assets for lease of $0.9 million and fixed asset purchases of $0.4 million to support our growing business.

Financing activities

We used $2.2 million in net cash from financing activities during the nine months ended September 30, 2023, which reflects the purchase of common stock warrants of $2.0 million from our chief executive officer, and payment of taxes withheld for stock grants of $0.2 million.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended September 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on October 23, 2023).

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on April 19, 2023)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended September 30, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101

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

November 13, 2023	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)