Form 10-K
period 2023-12-31
Semler Scientific, Inc.
filed 2024-03-07
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $114,785,516 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 1, 2024 was 7,031,083.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2023 ANNUAL REPORT ON FORM 10-K

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

●	If we do not successfully implement our business strategy, our business and results of operations will be adversely affected.
●	We predominantly market only one U.S. Food and Drug Administration, or FDA, cleared product, QuantaFlo, a vascular testing product used to help diagnose peripheral arterial disease, or PAD, and it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our Insulin Insights distribution arrangement, or benefit from our recent investments in other companies developing other complementary products.
●	Changes in the regulatory reimbursement landscape, such as the 2023 “Advance Notice” issued by the Centers for Medicare and Medicaid Services, or CMS, could impact the perceived profitability of using our products to aid diagnosis of PAD.
●	We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use.
●	Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing devices, including ankle brachial index, or ABI devices.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, it is unlikely that our product will gain widespread acceptance.
●	QuantaFlo is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We rely on a small number of employees in our direct sales force and face challenges and risk in managing and maintaining our distribution network and the parties who make up that network.
●	To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.
●	We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	Because we operate in an industry with significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.

●	If we fail to properly manage our anticipated growth, our business could suffer, and we will need to generate significant revenues to be profitable.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, which involves time and expense and we may not realize the benefit of our investments.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.
●	The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process, or may disagree with our ability to rely on letters-to-file for modifications or expansions to QuantaFlo (such as recent correspondence that led to our decision to seek a new 510(k) clearance for heart dysfunction).
●	Our business is subject to unannounced inspections by FDA to determine our compliance with FDA requirements.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
●	Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
●	Our ability to use net operating loss, or NOL, carryforwards to offset future taxable income may be subject to limitations.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remediated our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our success largely depends on our ability to obtain and protect the proprietary information on which we base our product, and we may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Our business has been and could continue to be adversely affected by any global health emergency, such as COVID-19 pandemic, and could be impacted by macroeconomic factors, such as the effects of the Russian invasion of Ukraine or the ongoing Hamas and Israeli conflict, which impact the global economy and supply chain and inflation.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I

ITEM 1.   BUSINESS

General

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of PAD.

We are currently seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We continue to develop additional complementary proprietary products in-house and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2023, we had total revenues of $68.2 million and net income of $20.6 million compared to total revenues of $56.7 million and net income of $14.3 million in 2022.

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

We have placed our QuantaFlo product with healthcare insurance plans, integrated delivery networks, independent physician groups, hospitals and companies contracting with the healthcare industry such as risk assessment groups and retailers in addition to doctors’ offices. Our two largest customers are U.S. diversified healthcare companies and affiliated plans, and in the year ended December 31, 2023, they accounted for 36.0% and 34.9% of our revenues, respectively, compared to 40.4% and 29.0%, respectively, in the prior year.

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

Other Products and Services

In addition to our internal research and development efforts, in April 2021, we entered into an agreement with Mellitus Health, Inc, or Mellitus to exclusively market and distribute Insulin Insights, a FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for selected accounts. We have also made cash investments in Mellitus. Due to slow uptake of the product despite our marketing efforts, we wrote off our prepaid licenses and a portion of our investment.

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

Strategy

Our mission is to develop, manufacture and market products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

●	Targeting customers with patients at risk of developing PAD and other cardiovascular diseases (subject to FDA clearance). Healthcare providers use blood flow measurements as part of their assessment of a patient’s cardiac and vascular condition. Our strategy is to keep marketing QuantaFlo on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 400,000 physicians and other potential customers in the United States alone, many of whom care for patients will be more than 50 years old and at increased risk of developing PAD and other cardiovascular diseases. Based on U.S. Census data, the evaluable patient population for QuantaFlo is estimated to be more than 80 million patients in the United States annually.
●	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-cardiovascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For cardiovascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional devices.
●	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo, reflecting several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. In January 2024, we announced that we are seeking a new 510(k) clearance for the expanded use of QuantaFlo following correspondence with the FDA. The new 510(k) is intended to enable expanded labeling for QuantaFlo as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. Further, we continue to explore potential new product and service offerings through our research and development programs. Our goal is to provide cost-effective wellness solutions for our growing, established customer base, achieve a reputation for outstanding service, all while leveraging our gains in the marketplace for such product and service offerings.
●	Exploring additional product and service offerings through arrangements or potential acquisitions. In addition to our in-house research and development efforts, we are also seeking out opportunities to expand our product and service offerings through marketing, distribution and licensing arrangements. Such arrangements will allow us to sell products related to chronic disease management through our network of physicians and other customers. We may also consider opportunistically acquiring additional products if we believe they fit within our strategy.

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

Customers who have licensed our QuantaFlo product may pay by credit card or check generally on the 15th of each month as an advance for usage during the next 30 days. In some cases, customers prefer an annual or quarterly license paid in advance. We provide technical support daily, coupled directly to the manufacturing operation so that replacement products, if needed, can be shipped overnight directly to the customer. The majority of the support is over the telephone and focuses on software and connectivity issues, rather than hardware. We upgrade QuantaFlo operating systems as appropriate by direct shipments or electronically.

In addition to the license model with a fixed monthly fee, we also have contracts that charge a variable monthly fee, in which we invoice based on the number of tests performed with QuantaFlo. In addition to licensing the QuantaFlo software, we have sold QuantaFlo equipment and accessories.

We have an agreement with Mellitus to exclusively market and distribute Insulin Insights, a new software product, in the United States, including Puerto Rico, except for selected accounts. Under this April 2021 agreement as amended in December 2022, we pre-paid for an aggregate $2.5 million of licenses ($2.0 million in April 2021 and $0.5 million in December 2022). In spite of strong marketing, we were not able to generate significant revenue from Insulin Insights to date. We assessed the recoverability of the prepayment and determined it was not recoverable within the contract period. Consequently, we wrote off the entire balance of $2.5 million as of December 31, 2023. We will continue our marketing and selling efforts of the product.

Manufacturing

We manufacture our product, QuantaFlo, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of a global health emergency, such as the COVID-19 pandemic or any other global supply chain constraints, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

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

Competitors are marketing competing digital devices seeking to provide fast results that may be used outside of a specialized vascular laboratory. Given the potential size of the market, we expect competitors to continue to enter the space.

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

Another study was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, was not peer reviewed.

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

A September 2022 peer-reviewed study under real-world conditions, illustrating the benefits of PAD in-home screening was published. The study analyzed screening tests using QuantaFlo for Medicare Advantage beneficiaries aged ≥65 years participating in the Optum HouseCalls program in the U.S. between April 1, 2017 and February 1, 2019. Of the 192,500 patients tested in their homes, 27.7% had a positive result for PAD. One-year all-cause mortality, 1- and 2-year major adverse cardiovascular events (MACE), and major adverse limb events (MALE) in the PAD positive patients were all significantly increased versus those patients who screened negative for PAD (p <.001). Moreover, the severity of the test results was associated with worse outcomes. The authors stated, “Detecting previously undiagnosed peripheral artery disease is a way to risk stratify a population that would benefit from further cardiovascular risk management.” Among other limitations of the study, the publication mentioned that the findings are only generalizable to individuals aged ≥65 years and the study could not assess the proportion of deaths due to cardiovascular causes.

A February 2023 peer-reviewed study was published assessing the accuracy of our vascular testing product using cardiac echocardiography (Echo) as a gold standard of heart failure. Results were that our test showed a significant correlation with Echo (p<.01). Among other limitations of the study, the publication mentioned that data on severity were not including and outcomes following preventative measures were not studied.

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

Government Regulation

U.S. Food and Drug Administration Regulation

QuantaFlo is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

●	product design and development;
●	product testing;
●	product manufacturing;
●	product safety;
●	post-market adverse event reporting;
●	post-market surveillance;
●	product labeling;
●	product storage;
●	record keeping;
●	premarket clearance or approval;
●	post-market approval studies;
●	advertising and promotion; and
●	product sales and distribution.

FDA’s Premarket Clearance and Approval Requirements

To commercially distribute QuantaFlo or any future medical device we develop requires or will require either prior 510(k) clearance or prior approval of a premarket approval, or PMA, application or de novo classification from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to FDA’s “general controls”, which include compliance with the applicable portions of the FDA’s Quality System

Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of medical device reports, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to FDA’s general controls and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, special labeling requirements, patient registries or post-market surveillance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring approval of a PMA application. To market low to moderate risk devices that are automatically placed into class III, a manufacturer may request a de novo classification from FDA. Premarket notifications, PMA applications and de novo classification requests are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval or authorization, or subsequent to marketing.

510(k) Clearance Pathway

To obtain 510(k) clearance, a medical device manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application or a device that has been reclassified from class III to class II or class I. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take significantly longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing premarket notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA application or de novo request for classification. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until clearance or approval is obtained.

Premarket Approval Pathway

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

Pervasive and Continuing FDA Regulation

After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

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

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions and civil penalties;
●	recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our request for 510(k) clearance or premarket approval or de novo classification of new products;
●	withdrawing premarket approvals that are already granted or reclassifying the devices; and
●	criminal prosecution.

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

The Health Care Reform Law also included the federal Physician Payments Sunshine Act, which requires device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to disclose annually to CMS any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners, and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry, and some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Other legislative changes have been proposed and adopted in the United States since the passage of the Health Care Reform Law. For example, through the process created by the Budget Control Act of 2011 and subsequent legislation, there are automatic reductions of Medicare payments to providers of generally 2% per fiscal year; these reductions went into effect in April 2013 and will remain in effect through fiscal year 2031 unless additional Congressional action is taken.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to cost-containment initiatives within the health care industry. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic or other global pandemics.

Human Capital Management

As of December 31, 2023, we had 92 employees, all of which were full-time. None of our employees are represented by a labor union, and we consider our relationship with our employees to be positive. We also regularly engage consultants and subcontractors on an as-needed basis. As a part of the strategic plan to streamline operations implemented in the third quarter of 2023, we decreased our head count in the fiscal year 2023 from 127 to 92, which represents a 28% decrease from the prior year.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We use different incentive plans such as annual cash bonuses, no-cost healthcare for employees and their families, paid vacation for employees ranked below director and generous referral bonuses to attract, retain and motivate our employees. Beginning February 1, 2023, due to a change in policy, we no longer accrue vacation for employee ranked director or higher, which included all of our executive officers.

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

Health, Safety and Well-Being - The safety and well-being of our employees is critical to our successful operation. Our health and safety activities are overseen by our board of directors, executive management team and director of human resources. Most of our employees work remotely, with the exception of a few employees who work in the office. These employees are generally in fulfillment and sales support roles. Our human resources department coordinates on-

line training programs with the help of outside consultants. We believe that this model of training better fits our business operations and needs.

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

Our business strategy was formed based on assumptions about the cardiac and vascular diseases market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases will help drive growth in the cardiac and vascular diseases market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance. Moreover, if our customers do not believe they can benefit from increased capitated payments by identifying sicker patients in their patient pools, they may not see the benefit in screening patients for PAD using our products, which would have material and adverse effect on our business, financial condition and results of operations. For example, CMS revised the HCC codes for vascular disease and created uncertainty in the future whether identifying patients with PAD will qualify for an increased capitated payment. More specifically, in late March 2023, CMS issued a final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs and under which CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three year period. The 2024 model does not include risk adjusted payments for PAD without complications, which payments many health insurers have previously relied upon for their Medicare Advantage patients under the previous 2020 model. These changes will be phased in as follows: in calendar year 2023, full payment under the 2020 model will continue; in calendar year 2024, 67% of the 2020 model is available; in calendar year 2025, 33% of the 2020 model is available. Such changes in the regulatory landscape for HCC codes could impact the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we had a distribution agreement for Insulin Insights from Mellitus, we were not able to generate significant revenue and wrote off the entire balance of our $2.5 million investment in December 2023. We will continue our marketing and selling efforts of the product. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our Insulin Insights distribution arrangement, which includes prepaid licenses, or benefit from our recent investments in other companies developing complementary products.

We currently actively market only one vascular testing product, QuantaFlo. Although we have an exclusive marketing and distribution agreement for Insulin Insights, a software product line, in the United States, including Puerto Rico, for which we prepaid an aggregate of $2.5 million of software licenses, we did not generate meaningful revenues from distribution of our prepaid licenses, and we wrote off our prepaid licenses and a portion of our investment in December 2023. We will continue our marketing and selling efforts of the product. We also have a minority investment in NeuroDiagnostics Inc., doing business as SYNAPS Dx, which is developing an additional potentially complementary product offering, Discern, although such product is in early stages and may not ultimately fit with our strategy and customer base. We do not have any distribution agreement for Discern. In December 2022, we committed to loan up to $5.0 million through the purchase of a senior convertible promissory note to Monarch, a digital health company whose proprietary product, EndoTool, offers a technology-enabled approach to inpatient glycemic management. As of December 31, 2023, we loaned $4.5 million out of the $5.0 million loan committed. We do not have any distribution agreement for EndoTool. Moreover, there is a risk that we may never receive repayment of our loans to Mellitus or Monarch, nor receive any benefit from our equity investment in SYNAPS Dx. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years.

QuantaFlo, and any other products we may be offering in the future, may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of CMS regulatory revisions, which revised the regulatory landscape for HCC codes and could impact the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we are entitled.

If QuantaFlo or other products we may offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

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

Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as QuantaFlo to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with QuantaFlo by third-party payors is central to the acceptance of QuantaFlo and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. For example, the final 2024 CMS rate announcement for Medicare Advantage and Medicare Part D does not include risk-adjustmed payments for PAD without complications. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with QuantaFlo if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

QuantaFlo is generally but not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.

QuantaFlo is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which our testing product is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as QuantaFlo. We cannot control whether or not providers who use QuantaFlo will seek reimbursement. Therefore, our ability to successfully commercialize our vascular testing product could depend on the coverage and adequacy of reimbursement from these third-party payors.

Currently, our QuantaFlo is generally but not specifically approved for any particular reimbursement code. Although most of our customers report being covered and reimbursed by third-party payors consistently for procedures using a variety of different reimbursement codes, there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some potential customers have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our QuantaFlo to be used, we do not intend to pursue formal approval for QuantaFlo for any particular code.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 56 sales and marketing employees as of December 31, 2023. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or a large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenues from our products in addition to the leasing model, such as our fee per test model. We also may in the future acquire rights to other complementary products. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, independent sales representatives or distributors with significant technical knowledge about our product, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent contractors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize QuantaFlo or our other products and service offerings in development, which would adversely affect our business, results of operations and financial condition.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the year ended December 31, 2023, two customers accounted for 36.0%, and 34.9% of our revenues, and as of December 31, 2023, three customers accounted for 27.5%, 27.5% and 23.6% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering such as by distributing licenses to Insulin Insights, are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility may negatively impact our operations.

We manufacture QuantaFlo through a small number of independent contractors based in the United States. We also purchase inventory under our exclusive marketing and distribution agreement with Mellitus. The loss or disruption of our relationships with outside vendors and suppliers could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the global health emergency such as COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

Further, QuantaFlo is manufactured in the United States in a limited number of facilities. If an event occurred that resulted in material damage to these manufacturing facilities or our manufacturing contractors lacked sufficient labor to fully operate their facilities, we may be unable to transfer the manufacture of QuantaFlo to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Even if there are many qualified contract manufacturers available around the country and our product is relatively easy to manufacture, such an event could have a material adverse effect on our financial condition and results of operations.

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

Our future financial performance will depend in part on the successful improvements and software updates to QuantaFlo on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that QuantaFlo will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to QuantaFlo or our other products in development. Further, we may not be able to develop improvements and software updates to QuantaFlo at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with QuantaFlo.

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

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took at $0.6 million impairment charge on our investment in Mellitus. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Insulin Insights (for which we have an exclusive distribution agreement) and Discern, and in December 2022, we extended a loan to Monarch, maker of the software product EndoTool. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or that we will be repaid upon maturity of our loans. Notably, we recently wrote-off our $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took at $0.6 million impairment charge on our investment in Mellitus. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record additional impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion of the relevant regulatory regime, see “Business—Government Regulation.” We cannot assure that any new medical devices or new uses or modifications for QuantaFlo that we develop, including our planned 510(k) for the use of QuantaFlo to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD, will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Furthermore, although QuantaFlo has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. For example, in January 2024, we announced that we are seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations. We also may need to undertake a recall of any modified product that has been distributed.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.

The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. For example, in February 2024, the FDA published a final rule to amend its QSR, requirements to align more closely with the international consensus standards for medical devices by converging with quality management system, requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization, or ISO, ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation, and is effective February 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. Further, future reforms could require us to file new 510(k)s and could increase the total number of 510(k)s to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.

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

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters, untitled letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or poses an unreasonable health risk, the FDA could:

●	require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;
●	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;
●	detain, seize or ban adulterated or misbranded medical devices;
●	refuse to provide us with documents necessary to export our product;
●	refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;
●	withdraw 510(k) premarket approvals we may receive or reclassify our device;
●	impose operating restrictions, including requiring a partial or total shutdown of production;
●	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
●	assess criminal or civil penalties against our officers, employees or us.

Following correspondence from FDA questioning our reliance on letters-to-file for the expansion into heart dysfunction, we are now seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo to enable expanded labeling. If the FDA concludes that we failed to comply with any regulatory requirement during an inspection or otherwise, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.

We may rely on third parties to support certain aspects of our clinical trials and regulatory processes. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory clearance or approval or commercialize our products, and our business could be substantially harmed.

We may retain the services of knowledgeable external service providers, including consultants and clinical research organizations, to develop and supervise our clinical trials and regulatory processes. These third-party contract research organizations and consultants may carry out portions of our clinical and preclinical research studies and regulatory filing assistance and as a result, if retained, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials than would be the case if we were relying entirely on our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. Failure by these third parties to comply with regulatory requirements or to meet timing expectations may require us to repeat clinical trials or preclinical studies, which would delay the regulatory clearance or approval process, or require substantial unexpected expenditures.

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

We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of QuantaFlo to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. If changes are made to the Health Care Reform Law, or it is repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2023, we had no federal NOL carryforwards. Federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have completed a formal Code Section 382 study for the period January 1, 2012 through June 30, 2019 and we believe an ownership change has occurred. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We have had material weaknesses in our internal control over financial reporting. Although we have remediated our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

In prior years, we have identified certain material weaknesses in connection with management’s evaluation of our internal control over financial reporting that we have remediated. These weaknesses have included issues arising from our size and inability to segregate duties; ineffective design of certain of our information technology and change management controls; insufficient controls to validate the completeness and accuracy of underlying data; insufficient protocols and procedures to retain adequate documentary evidence related to the timely review and approval of manual journal entries and those supporting the design and operating effectiveness of certain important management review controls; a lack of controls to identify and analyze related party transactions; a lack of technical accounting competence; and inadequate procedures and controls to appropriately comply with, and account for, certain payroll tax withholdings and related expenses.

Although we have remediated our prior material weaknesses, we cannot assure you that we have identified all material weaknesses or that we will not in the future have additional, or recurrence of our prior, material weaknesses in our internal control over financial reporting. If we have additional material weaknesses in our internal control over financial reporting in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.

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

As of December 31, 2023, we have been issued, or have rights to, one U.S. patent. The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 32.0% of our common stock as of March 1, 2024. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The manufacturing and marketing of QuantaFlo and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment or may be required to do so by a regulatory authority. A recall of QuantaFlo or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we took steps to diversify our banking relationships and are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any financial instruments (such as letters of credit) were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The market for medical systems, equipment and other devices and services is highly competitive. We compete with many medical service companies in the United States and internationally in connection with our vascular testing product and products under development. We face competition from numerous companies in the diagnostic area, as well as competition from academic institutions, government agencies and research institutions. Most of our current and potential competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. There can be no assurance that we will have sufficient resources to successfully commercialize QuantaFlo or any other future products, if and when they are approved for sale or license, or service offerings that we may develop. Our future success will depend largely upon our ability to anticipate and keep pace with developments and advances. Current or future competitors could develop alternative technologies or products or service offerings that are more effective, easier to use or more economical than what we or any potential licensee develop. If our technologies or products or service offerings become obsolete or uncompetitive, our related revenues would decrease. This would have a material adverse effect on our business, financial condition and results of operations.

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

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will remain a smaller reporting company for so long as either our annual revenues are less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter, or our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our Information Technology or IT department assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program.

All employees receive cybersecurity training with job-specific topic considerations. Our IT team engages third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. The employees within our broader IT team who specialize in cybersecurity operations are responsible for coordinating and overseeing the activities of these third-party vendors.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our company. Refer to the risk factor captioned “An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation” in Part I, Item 1A. “General Risk Factors” for additional description of cybersecurity risks and potential related impacts on our company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The audit committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short, intermediate, and long-term timeframe. Audit committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from the chief financial officer on our enterprise risk profile on an annual basis. The audit committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our chief technology officer, or CTO, is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our current CTO has over 30 years of experience in information technology and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. The CTO provides periodic updates on our cybersecurity risk profile to management and the audit committee of our board of directors.

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

Holders

On March 1, 2024, the closing sale price of a share of our common stock was $47.49 per share and there were 7,031,083 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 30 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative proprietary products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo measures arterial blood flow in the extremities to aid in the diagnosis of PAD.

We are currently seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We continue to develop additional complementary proprietary products in-house and seek out other arrangements for additional products and services that we believe will bring value to our customers and to our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our customer base, which in turn permits them to better guide patient care.

In the year ended December 31, 2023, we had total revenues of $68.2 million and net income of $20.6 million compared to total revenues of $56.7 million and net income of $14.3 million in 2022. We had an income tax expense of $3.5 million in 2023, compared to $3.4 million in 2022. Our pre-tax net income was $24.1 million in 2023 compared to $17.7 million in 2022.

Recent Developments

Common Stock Repurchase Program and Repurchase of Common Stock Warrants

On March 14, 2022, our board of directors authorized a share repurchase program under which we may repurchase up to $20.0 million of our outstanding common stock. Under this program, we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to our discretion and based upon market conditions and other opportunities that we may have for the use or investment of our cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We did not purchase any shares of our common stock under this repurchase program in 2023. In 2022, we acquired 148,500 shares of our common stock for approximately $5.0 million under the repurchase program.

In May 2023, we repurchased outstanding warrants to acquire an aggregate 76,875 shares of our common stock for $1.9 million in cash from our chief executive officer. The warrants were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, all of which were amended in September 2015 to set an expiration date of July 31, 2023. The repurchase of the warrants for $1.9 million cash reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants based on the closing price of a share of our common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and we no longer have any warrants issued and outstanding.

Strategic Operational Streamlining

In July 2023, our board of directors approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by mid-September 2023. This plan was meant to be proactive and sought to drive operational efficiency, while still providing high quality service to our customers. As of December 31, 2023, we incurred severance cost of $0.7 million consisting of one-time termination benefits, which we have reported on the statement of income under “strategic streamlining”.

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

Impairment of Mellitus and Insulin Insights Prepaid Licenses

We have an agreement with Mellitus to exclusively market and distribute Insulin Insights, a software product line in the United States, including Puerto Rico, for which we prepaid an aggregate of $2.5 million of software licenses. Due to slow uptake of the Insulin Insights product despite our marketing efforts, we wrote off the $2.5 million prepayment for the software licenses and took at $0.6 million impairment charge on our investments in Mellitus in the fourth quarter of 2023.

Seeking New 510(k) Clearance from the U.S. Food and Drug Administration (FDA)

In January 2024, we announced we are seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo following correspondence with the FDA. The new 510(k) is intended to enable expanded labeling for QuantaFlo as an aid in the diagnosis of other cardiovascular diseases in addition to PAD.

Sources of Revenues and Expenses

Revenues

We generate revenues primarily from the rental or license of our vascular testing product. We recognize revenues from the licensing of our vascular testing product pursuant to agreements that normally automatically renew each month with revenues recognized on a daily convention basis. Our arrangements with customers for our vascular testing product are normally on a month-to-month basis with fees billed at the rates established in our customer agreements, which are either fixed fees, or variable fees based on usage. We also recognize revenue for hardware and supplies sales.

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

Engineering and product development expense

Our engineering and product development expense consists of costs associated with the design, development, testing and enhancement of QuantaFlo and other products in development. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our engineering and product development expense.

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

Total other income and expense

Our total other income and expense primarily reflects other taxes and fees, interest and dividend income, as well as changes in value and impairments of our investments.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the financial statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

We had revenues of $68.2 million for the year ended December 31, 2023, compared to $56.7 million in 2022. Our revenues are primarily from fees charged to customers for use of our products and from sale of accessories used with these products. We recognized revenues of $66.3 million from fees for our products in 2023, consisting of $37.3 million from fixed-fee licenses and $29.0 million from variable-fee licenses, compared to $55.3 million in 2022, consisting of $34.0 million from fixed-fee licenses and $21.3 million from variable-fee licenses. The remainder was from other equipment/supply sales of accessories, which were $1.9 million in 2023 as compared to $1.4 million in 2022.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage. The primary reason for the increase in revenues was growth in the usage of our product from both new customers and established customers, which we believe is the result of our sales and marketing efforts.

Operating Expenses

We had total operating expenses of $45.9 million for the year ended December 31, 2023, compared to $39.5 million in 2022. The primary reason for this change was overall growth in our business, which increased cost of revenues (in addition to the $2.5 million charge related to Insulin Insights), as well as payment of severance in connection with our strategic streamlining. As a percentage of revenues, operating expenses, including cost of revenues, decreased to 67% in 2023, as compared to 70% in 2022. The changes in the various components of our operating expenses are described below.

Cost of Revenues

We had cost of revenues of $7.0 million for the year ended December 31, 2023, compared to $4.3 million for 2022. The primary reasons for this change were the $2.5 million write-off of prepayment for Insulin Insights licenses, as well as increased personnel costs due to annual salary increases and increased shipping costs. As a percentage of revenues, cost of revenues increased to 10% in 2023, as compared to 8% in 2022.

Engineering and Product Development Expense

We had engineering and product development expense of $5.8 million for the year ended December 31, 2023, compared to $4.8 million in 2022. The increase was primarily due to personnel costs, consulting fees and other costs associated with our product development and customization efforts, which were partially offset by lower dues and subscriptions. As a percentage of revenues, engineering and product development expense was unchanged at 9% in both 2023 and in 2022.

Sales and Marketing Expense

We had sales and marketing expense of $18.1 million for the year ended December 31, 2023, compared to $17.7 million in 2022. The increase was primarily due to higher trade shows expenses, travel expenses and other expenses. As a percentage of revenues, sales and marketing expense decreased to 27% in 2023 compared to 31% in 2022.

General and Administrative Expense

We had general and administrative expense of $14.3 million for the year ended December 31, 2023, compared to $12.7 million in 2022. The increase was primarily due to higher dues and subscriptions, professional expenses and legal expenses, partially offset by lower insurance costs. As a percentage of revenues, general and administrative expense decreased to 21% in 2023, compared to 23% in 2022.

Strategic Operational Streamlining

During the year ended December 31, 2023, we incurred severance cost of $0.7 million consisting of one-time termination benefits, which we have reported on the statement of income under “strategic streamlining”. We did not incur any strategic streamlining expenses during the year ended December 31, 2022.

Other Income and Expense

We had other income of $1.8 million for 2023, compared to $0.5 million in 2022. The increase was primarily due to interest and dividend income associated with higher cash balances and interest rates, partially offset by our $0.6 million impairment of our investment in Mellitus.

Provision for Taxes

In 2023, we recorded income tax expense of $3.5 million, compared to $3.4 million in 2022. In 2023 income tax expenses were partially offset by tax benefits related to employee stock option exercises and the $2.5 million write-off of the Insulin Insights prepaid licenses.

Net Income

For the foregoing reasons, we had a net income of $20.6 million for the year ended December 31, 2023, compared to a net income of $14.3 million for the year ended December 31, 2022.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and short-term investments of $57.3 million at December 31, 2023, compared to $43.1 million at December 31, 2022, and total current liabilities of $6.2 million at December 31, 2023, compared to $6.9 million at December 31, 2022. As of December 31, 2023, we had working capital of approximately $59.7 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2023.

Our cash is held in a variety of non-interest bearing bank accounts, interest bearing money market accounts and treasury bills. At December 31, 2023, we held approximately $10.5 million of U.S. Treasury bills and $41.4 million in government money market fund accounts and the remaining cash was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating Activities

We generated $21.3 million of net cash from operating activities for the year ended December 31, 2023, compared to $17.5 million of net cash from operating activities for the same period of the prior year. The change was primarily due to the generation of additional net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $4.5 million and were primarily due to prepaid licenses write-off of $2.5 million, stock-based compensation expense of $0.9 million, depreciation of $0.6 million, loss on disposal of assets for lease of $0.4 million, impairment of long-term investments of $0.3 million, change in fair value of notes of $0.3 million and allowance for credit losses of $0.3 million, partially offset by deferred tax income of $0.7 million and gain on treasury bills of $0.1 million. Changes in operating assets and liabilities used $3.7 million of net cash. These changes in operating assets and liabilities included an increase in trade receivable of $2.5 million, prepaid expenses and other assets of $0.6 million and a decrease in trade payables of $0.4 million and accrued expenses of $0.2 million.

Investing Activities

We generated $18.4 million of net cash from investing activities for the year ended December 31, 2023, compared to $26.8 million of net cash used in investing activities for the year ended December 31, 2022. The increase was primarily attributable to maturities of short-term treasury bills of $20.2 million, partially offset by purchase of notes held for investment of $1.0 million, purchase of assets for lease of $0.5 million and property, plant and equipment of $0.3 million.

Financing Activities

We used $5.4 million of net cash in financing activities during the year ended December 31, 2023, compared to $4.9 during the year ended December 31, 2022, primarily due to taxes paid related to equity awards of $3.5 million, and warrant repurchase for $1.9 million.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that we maintain effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.(1)	69	Chief Executive Officer and Director	September 2012	2024
Renae Cormier	52	Chief Financial Officer	N/A	N/A
Daniel S. Messina	68	Director	August 2020	2024
Eric Semler	58	Director	April 2023	2026
William H.C. Chang	67	Director	April 2023	2025

__

(1) On March 19, 2023, Dr. Murphy-Chutorian notified our board of directors of his intent to resign as our chief executive officer. In light thereof, on March 21, 2023, our board of directors appointed our former director, Dr. Wayne T. Pan, as his successor effective as of April 3, 2023. Dr. Murphy-Chutorian was subsequently reappointed as chief executive officer and president effective April 27, 2023.

Board of Directors

Douglas Murphy-Chutorian, M.D. — Dr. Murphy-Chutorian has served as a member of our board of directors since September 2012 and as our chief executive officer from October 31, 2012 to April 3, 2023 and since April 27, 2023. Dr. Murphy-Chutorian has had broad, diverse career experience in healthcare over the past 30 years, stretching from clinician, academician, inventor, entrepreneur, chief executive officer, chairman of the board, and consultant to financial firms. From 2005 to 2012, he was managing director of Select Healthcare Capital, LLC. Dr. Murphy-Chutorian is a named inventor on more than 30 patents, and has guided more than 50 products through various regulatory approval processes. His business career has included extensive involvement in all facets of the medical industry from financial, research and development, manufacturing, marketing and sales, regulatory, reimbursement, and clinical trials. His breadth of healthcare experience includes all major sectors of the industry: medical devices, health services, pharmaceuticals, biotechnology and managed care. He received his B.A. and M.D. from Columbia University. He completed his internal medicine residency at New York University/Bellevue Medical Center and his fellowship in cardiology at Stanford University Medical Center. He has served as a faculty member in interventional cardiology at both Stanford and Montefiore Medical Center. We believe Dr. Murphy-Chutorian’s experience as a cardiologist, inventor and executive, in particular serving as our chief executive officer, qualify him to be a director of our company.

Daniel S. Messina — Mr. Messina has served as a member of our board of directors since August 2020. Mr. Messina has nearly 40 years of broad business experience as both a healthcare system professional and a technology solutions entrepreneur. Mr. Messina is the co-founder of HandsFree Health, the creator of WellBe®, the premier voice enabled virtual health assistant platform designed to help individuals access their health and wellness resources from home. Prior to co-founding HandsFree Health in 2016, he was a partner of West Corporation’s health advocate division for ten years, and he concluded his time there as co-president. From 2002 to 2006, Mr. Messina was the president of Rendina Healthcare Real Estate. Before that, from 2000 to 2002, Mr. Messina served as chief executive officer and president of Magellan Health and from 1998 to 2000 as the chief financial officer and head of business strategy of Aetna Health. For the decade prior to that, he was vice president of financial reporting at Cigna Corporation. Mr. Messina began his career as a certified public accountant at Deloitte. Mr. Messina earned a Bachelor of Science in accounting from the University of Notre Dame. We believe Mr. Messina’s extensive experience in virtual health and healthcare systems qualifies him to be a director of our company.

Eric Semler — Mr. Semler has served as a member of and chairperson of our board of directors since April 2023. Mr. Semler is a public and private market investor in technology and media. His long/short investment fund, TCS Capital Management, which he founded in 2001 and converted into a family office in 2017, was at its peak among the largest independent technology, media and telecom investment funds worldwide. Mr. Semler has helped unlock value for several public companies, including Angie’s List, Inc., DHI Group, Geeknet, Inc.,

Nielsen/NetRatings and Xueda Education Group, as an active shareholder and/or board member. He currently serves on the board of Fundstrat Global Advisors — an independent financial services firm. Mr. Semler has previously served on three public company boards: Angie’s List, Inc., the Maven Inc., (now known as Arena Group Holdings, Inc.) and Geeknet, Inc. Mr. Semler began his career as a journalist working for the New York Times and for the Moscow News in Russia. He is the co-author of two books published by Harper Collins: The Language of Nuclear War and The Businessman’s Guide to Moscow. Mr. Semler is the founder and chairman of the Bronx Baseball Dreams Foundation, which is a charitable organization that helps underserved New York City youth develop baseball and academic skills to earn college baseball scholarships. In 2019, Mr. Semler and his wife Tracy founded and developed the Raising Fame podcast franchise, partnering with NBA parents Dell and Sonya Curry. The podcast is currently in development as a TV show co-hosted by Sonya Curry and Lucille O’Neal, the mother of Shaquille O’Neal. Mr. Semler received a B.A. from Dartmouth College and a J.D. and M.B.A. from Harvard University. We believe Mr. Semler’s deep expertise in capital allocation, corporate governance, strategic planning, and investment management qualify him to be a director of our company.

William H.C. Chang — Mr. Chang has served as a member of our board since April 2023 and previously served on our board from September 2012 to June 2014. Mr. Chang serves as chairman of Westlake Realty Group and Westlake International Group where he has worked for more than 40 years. Mr. Chang is a partner in Digikey Investment Holdings. Mr. Chang is also a principal partner in the San Francisco Giants of Major League Baseball. Mr. Chang was former chairman of U.S. Rugby Football Union. Mr. Chang is currently on the board of Ensysce Biosciences, Inc. (since 2008) and previously served on the boards of the Asia Foundation and of the San Francisco Port and Social Services Commissions. Mr. Chang holds a bachelor’s degree in economics from Harvard University. We believe Mr. Chang’s involvement in numerous early stage medical and technology companies, with a particular focus on clean/green, M2M, mobile, and cloud-based applications, both as an investor and director qualify him to be a director of our company.

There are no family relationships among any of our directors or executive officers.

Executive Officer

Renae Cormier — Ms. Renae Cormier joined our company in May 2022 as head of corporate communications and business strategy. In July 2023 she was promoted as chief financial officer. As chief financial officer, she leads our accounting, finance, investor relations, and business strategy efforts, and she plays a pivotal role in shaping the overall direction of our company. Ms. Cormier has extensive experience with investing, finance, and accounting. Prior to joining our company, she held numerous positions with investment management firms. Most recently she was a partner at Aravt Global from 2013 to 2022 where she was responsible for allocating investment capital in public and private companies across a variety of industries, as well as leading accounting-focused risk management across the portfolio’s holdings. From 1997 to 2001, Ms. Cormier was an auditor and provided mergers and acquisitions transaction advisory services at PricewaterhouseCoopers.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members and our company, our senior management and our independent auditors, our board of directors has affirmatively determined that the following three directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Messina, Semler, and Chang. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with our company.

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

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Our board of directors has established a separately designated standing audit committee, which is currently comprised of Mr. Messina, who serves as both member and Chairman, Mr. Chang and Mr. Semler. Our board of directors has determined that Mr. Messina qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were in compliance, other than one late Form 3 and one late Form 4, each filed by Ms. Cormier reporting her initial holdings and her stock option grant in connection with her promotion to chief financial officer, which were filed upon receipt of her EDGAR codes.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer (our chief executive officer), our principal financial officer (our chief financial officer) and other officers performing similar functions, which we refer to as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.semlercientific.com under the Corporate Governance section of the Investors portion of our website. Our Code of Business Conduct and Ethics is designed to meet the requirements of Item 406 of Regulation S-K. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of the covered persons.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by (i) the individuals who served as our principal executive officer during any part of the year ended December 31, 2023, (ii) our most highly compensated executive officer other than our principal executive officer who was serving in such capacity as of December 31, 2023, and (iii) on other individual who would have been one of our most highly compensated executive officers as of December 31, 2023 but for the fact that he was not in such role on such date. These individuals are referred to in this annual report on Form 10-K as our named executive officers. As none of our named executive officers received any nonqualified deferred compensation, we have omitted that column from the table below.

						Non-Equity
				Option	Stock	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Award(s)	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Douglas Murphy-Chutorian, M.D., (6)	2023	$488,508	$—	$—	—	$400,000	$40,389	$928,897
Director and chief executive officer	2022	$450,000	$—	$—	—	$400,000	$20,459	$870,459
Renae Cormier (7)	2023	$273,724	$72,000	$95,200	$55,000	$—	$28,987	$524,911
Chief financial officer	2022	—	—	—	—	—	—	—
Andrew B. Weinstein (8)	2023	$311,537	$36,000	—	—	—	$84,372	$431,909
Former senior vice president, finance and accounting	2022	$353,750	$72,000	—	—	—	$29,491	$455,241
Wayne T. Pan, M.D. Ph.D. (9)	2023	$37,500	—	—	100,000	—	$31,601	$169,101
Former director and former chief executive officer	2022	—	—	—	—	—	—	—
(1)

For each of Dr. Murphy-Chutorian, Renae Cormier and Mr. Weinstein 2023’ includes a lump sum payment of accrued and unused vacation time due to a change of vacation policy applicable to director and higher $38,508 for Dr. Murphy-Chutorian, $3,724 for Ms. Cormier and $41,537 for Mr. Weinstein).

(2)

Represents the grant date fair value of the options awarded during the year as determined under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. See Note 15 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information.

(3)

Represents the grant date fair value of the stock awarded during the year as determined under FASB ASC 718. See Note 15 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information. For Dr. Pan, reflects his February 2023 stock grant for non-employee director services.

(4)

The amounts represent performance-based cash incentives earned by Dr. Murphy-Chutorian based on the achievement of certain pre-defined company goals and his target incentive compensation amount. Incentive compensation awards are paid annually, based on the achievement of the objectives set by the compensation committee of our board of directors at the beginning of the fiscal year.

(5)

Represents payment of health insurance premiums pursuant to the terms of employment agreements and, for Mr. Weinstein in 2023 also includes his $55,385 severance package earned in connection with termination of employment. For Dr. Murphy-Chutorian, 2023 includes $20,213 as reimbursement of legal expenses incurred in connection with negotiating and execution of the interim employment agreement and the separation and release agreement. For Dr. Pan, $31,601 represents his director fees received in 2023, but does not include amounts paid in settlement of threatened litigation.

(6)

Dr. Murphy-Chutorian, resigned as chief executive officer effective April 3, 2023, and then was reappointed to such position effective April 27, 2023. All amounts are prorated to reflect this period of non-employment.

(7)	Ms. Cormier was promoted to chief financial officer effective July 7, 2023 and amounts are pro rata to reflect a salary increase in connection therewith.
(8)	Mr. Weinstein’s employment terminated effective September 16, 2023.
(9)

Dr. Pan, a former director, became chief executive officer, effective April 3, 2023 and his employment and membership on the board of directors terminated effective April 27, 2023. His compensation does not include amounts paid in settlement of threatened litigation.

Named Executive Officer Compensation Arrangements

We enter into individually negotiated compensation arrangements with each of our named executive officers. Our named executive officers may receive salary, bonus and other benefits, such as the payment of health insurance premiums or other individually negotiated health benefits pursuant to the terms of their negotiated compensation package. We may also grant our named executive officers awards under our equity incentive plans. Beginning February 1, 2023, due to a change in policy, we no longer accrue vacation for executive officers and in 2023, paid each employee ranked director or higher, which included all of our executive officers, their accrued but unused vacation pay as of January 31, 2023.

Douglas Murphy-Chutorian, M.D.

At the time he joined our company as a director, and subsequently as our chief executive officer, Dr. Murphy-Chutorian did not have a formal employment agreement with our company. We engaged Dr. Murphy-Chutorian as an independent contractor, and he received sales commissions, and then later, a monthly stipend of $16,000, in addition to such sales commissions. In September 2012, Dr. Murphy-Chutorian became a director and, effective October 31, 2012, our chief executive officer. On November 11, 2013, we entered into an at-will employment agreement with Dr. Murphy-Chutorian. Under the terms of this agreement, Dr. Murphy-Chutorian could have been terminated at any time and his job titles, salaries and benefits modified from time to time as we deemed necessary.

On March 19, 2023, Dr. Murphy-Chutorian resigned his position as chief executive officer effective April 3, 2023. Accordingly, on April 1, 2023, we entered into a separation agreement and release Dr. Murphy-Chutorian, to provide for the following: (i) $450,000 in severance payments payable monthly for 12-months commencing 30 days after his last day of employment (which was May 1, 2023); (ii) up to nine months of Consolidated Omnibus Reconciliation Act of 1985 as amended, or COBRA, reimbursement; (iii) the extension of his post-termination exercise period to the original expiration date for his outstanding options, all of which are fully vested; and (iv) our agreement to enter into a warrant repurchase agreement (the form of which was included with his separation and release agreement). We agreed to enter into the warrant repurchase agreement on a date to be mutually agreed between us and Dr. Murphy-Chutorian but prior to July 31, 2023, which agreement provided that we will repurchase outstanding warrants held by Dr. Murphy-Chutorian to acquire 16,875 shares of our common stock at $4.00 per share at a price to be based on the fair market value of the underlying shares on the date of such warrant repurchase net of the aggregate exercise price of the warrants. Accordingly, in May 2023 we acquired these warrants plus additional warrants held by Dr. Murphy-Chutorian to acquire 60,000 shares at $4.50 per share for an aggregate $1.9 million in cash. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Warrants Acquired” for additional information. Following the warrant repurchase, all of these warrants were cancelled and are no longer issued and outstanding.

Subsequent to the execution of his severance agreement, Dr. Murphy-Chutorian, was reappointed as chief executive officer (initially on an interim basis) effective April 27, 2023.

In connection with his reappointment as chief executive officer, on May 25, 2023, we entered into a new employment agreement with Dr. Murphy-Chutorian, providing for compensation and benefits consistent with his then role as chief executive officer. Under such agreement, Dr. Murphy-Chutorian provides services on an-at-will basis and is eligible to receive annual base salary of $450,000 and quarterly target bonus of $100,000 per quarter based on (for 2023) achieving increased revenue ($50,000) as compared to the prior year period and achieving profitably before taxes ($50,000) for the applicable quarter. Dr. Murphy-Chutorian remains eligible to continue to receive equity grants under our equity compensation plans and benefits on the same terms as other employees (including payment of life insurance policy, medical license fees and telecommunications charges).

Dr. Murphy-Chutorian’s employment agreement suspended severance payments under his April 2023 severance agreement unless and until his employment terminates and he signs a supplemental release, for which he will be paid $100 and it will provide for the following: (i) $450,000 in severance payments payable monthly for 12-months commencing 30 days after his last day of employment); (ii) up to nine months of COBRA reimbursement; (iii) the extension of his post-termination exercise period to the original expiration date for his outstanding options, all of which are fully vested. We also agreed to pay any agreed severance to Dr. Murphy-Chutorian’s spouse in the event termination of employment is due to his death, as well as reimbursement of up to $37,500 of documented out-of-pocket legal fees and legal expenses incurred in connection with negotiating and execution of the interim employment agreement and the separation and release agreement.

Renae Cormier

On July 7, 2023, our board of directors promoted Renae Cormier to chief financial officer effective July 10, 2023 from her previous position as head of corporate communications and business strategy. In connection with her promotion to chief financial officer, Ms. Cormier’s base salary was increased to $360,000 with target incentive of 20% of base salary. In addition, upon the recommendation of its compensation committee, our board of directors granted Ms. Cormier an option to acquire 5,000 shares of our common stock effective July 10, 2023. The option was granted under our 2014 Stock Incentive Plan, or the 2014 Plan, has an exercise price of $25.47 per share (the closing price on the grant date), a 10-year term, and is governed by our standard form of stock option agreement under the 2014 Plan. Ms. Cormier’s employment and compensation continue to be governed by the terms of her May 2022 employment agreement. Under the terms of the agreement, Ms. Cormier can be terminated at any time and her job titles, salaries and benefits may be modified from time to time as we deem necessary.

Andrew B. Weinstein

On March 14, 2017, we entered into an at-will employment agreement with Mr. Weinstein, our former senior vice president, finance and accounting. Under the terms of the agreement, Mr. Weinstein could have been terminated at any time and his job titles, salaries and benefits may be modified from time to time as we deem necessary. Effective July 10, 2023, Mr. Weinstein’s role as principal financial officer terminated, and his employment with our company terminated effective September 16, 2023. In connection with his departure, Mr. Weinstein received $55,384 severance payment in addition to accrued bonus of $36,000.

Wayne T. Pan, M.D., Ph.D.

On March 29, 2023, we entered into an executive employment agreement with Dr. Pan in connection with his appointment as chief executive officer and president as of April 3, 2023. Dr. Pan also entered into our form at-will employment, confidential information, invention assignment and arbitration agreement. Pursuant to the employment agreement, Dr. Pan was entitled to a base salary of $450,000 and an annual target bonus equal to 100% of his base salary. His salary was subject to periodic review at the discretion of the board of directors. Dr. Pan’s employment had no specified term and could be terminated at will by either party, provided however, that if we terminated his employment during the first year of his employment, he would (i) continue to receive his base salary as though he remained employed for an entire year and (ii) receive COBRA reimbursements for the number of months he was not employed by us during the year. Receipt of these payments and benefits was conditioned on Dr. Pan signing and not revoking a separation and release of claims agreement.

In the event Dr. Pan’s employment was terminated other than for “Cause” or his resignation for “Good Reason” occurred outside a “Change in Control Period” (as such terms are defined in his employment agreement), then Dr. Pan would have been entitled to (i) an amount equal to nine months of his base salary as in effect immediately prior to termination of employment and (ii) nine months of reimbursements for payments he makes to continue his health coverage under COBRA. Receipt of severance payments and benefits was conditioned on signing and not revoking a separation and release of claims agreement (which did not occur).

If such termination occurred within the Change in Control Period, then Dr. Pan would have been entitled to (i) an amount equal to 12 months of his base salary as in effect immediately prior to the termination of employment and (ii) 12 months of COBRA reimbursement payments and (iii) 100% accelerated vesting of all then-outstanding equity awards. Receipt of severance payments and benefits was conditioned on signing and not revoking a separation and release of claims agreement.

Dr. Pan was eligible to continue to receive equity grants under our equity compensation plans, and upon commencing employment, benefits on the same terms as other employees.

On April 27, 2023, Dr. Pan’s tenure as chief executive officer and president, and as Class I director ended, and he would have been entitled to the benefits noted above had he signed the required separation and release of claims agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2023. Dr. Pan and Mr. Weinstein did not have any outstanding equity awards at December 31, 2023. We have omitted certain columns from the table as our named executive officers do not have any outstanding stock awards.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas Murphy-Chutorian(1)	71,000	0	$2.10	11/08/2024
Douglas Murphy-Chutorian(1)	75,000	0	$1.96	12/31/2024
Douglas Murphy-Chutorian(1)	180,000	0	$3.44	07/20/2025
Douglas Murphy-Chutorian(1)	60,000	0	$2.56	12/31/2025
Douglas Murphy-Chutorian(1)	125,000	0	$2.23	02/17/2026
Douglas Murphy-Chutorian(1)	125,000	0	$1.72	01/19/2027
Douglas Murphy-Chutorian(1)	125,000	0	$8.00	12/31/2027
Renae Cormier	1,979	3,021	$30.48	05/16/2032
Renae Cormier	—	5,000	$25.47	07/09/2033
(1)	All the above options are fully vested.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2023 by our non-employee directors. Our non-employee directors received only cash director fees and stock awards in 2023, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, and Dr. Pan, our former chief executive officer and director, is set forth in “Summary Compensation Table.” Dr. Murphy-Chutorian does not receive additional compensation for his services as an employee director (and did not receive compensation as a non-employee director in April 2023 when he resigned from his chief executive officer role but continued to serve as a director).

	Fees Earned or	Stock Awards
	Paid in Cash
Name	($)(1)	($)(2)	Total ($)
Daniel S. Messina (3)	$66,350	$150,000	$216,350
Eric Semler (4)	$56,696	-	56,696
William H.C. Chang (4)	$29,684	-	29,684
Arthur “Abbie” Liebowitz, M.D., F.A.A.P.(5)	$64,301		64,301
Cindy Moon(5)	$29,625	-	29,625

(1)Consists of the annual retainer fee for service as a non-employee member of the board of directors or any board committee. For further information concerning such fees, see the section below entitled “Non-Employee Director Compensation Policy.”

(2)Represents the grant date fair value of the awards computed in accordance with FASB ASC 718.

(3) Stock grants to Mr. Messina include $50,000 for additional director services. See Note 15 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information.

(4) Mr. Semler and Mr. Chang joined our board of directors effective April 19, 2023, with Mr. Semler being appointed Chairman.

(5) Cindy Moon resigned from our board of directors effective May 1, 2023 and Abbie Liebowitz departed our board when his term expired effective upon our 2023 annual meeting of stockholders.

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

In February 2023, we provided equity compensation to each of our non-employee directors for service on our board consisting of 2,436 shares of our common stock, which awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $100,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date.

We also granted Mr. Messina common stock awards in February and May of 2023 consisting of an aggregate 1,518 shares for additional director services related to of our investor relations function, which additional director stock awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $25,000 divided by the closing price on each such grant date and such stock awards were fully vested on the grant date.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2024 of:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 7,031,083 shares of common stock issued and outstanding as of March 1, 2024. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 1, 2024 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records. Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2340-2348 Walsh Avenue, Suite 2344, Santa Clara, CA 95051.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
Named Executive Officers, Directors and >5% holders:
William H.C. Chang(1)	883,499	12.6%
Eric Semler	645,992	9.2%
Daniel S. Messina(2)	13,410	*
Douglas Murphy-Chutorian(3)	784,571	10.1%
Renae Cormier (4)	2,396	*
Andrew B. Weinstein	—	—
Wayne T. Pan	1,340	*
All directors and executive officers as a group (5 persons)	2,329,868	29.9%
*	Less than 1%
(1)

Includes (a) 199,596 shares held in three grantor retained annuity trusts (b) 442, 395 shares of our common stock held by W&D Chang Family Trust (c) 241,508 shares of our common stock held by Chang 2020 GP LP, for which Mr. and Mrs. Chang are the managing members of its general partner, Chang 2020 GP, LLC, and share voting and investment control. The address for the Chang Family Trust, Chang 2020 GP LP, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo.

(2)	Includes 5,000 shares underlying options to purchase shares of our common stock.
(3)

Includes 761,000 share underlying options to purchase shares of our common stock and 23,571 shares of common stock are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(4)	Represents shares underlying options to purchase shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2023. We do not have any equity compensation plans that have not been approved by securityholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(#)	($)	(#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan (1)	1,011,785	$3.84	1,813,175
2007 Key Person Stock Option Plan	10,000	$3.85	—
Total	1,021,785	$3.84	1,813,175

(1)	As of December 31, 2023, 1,813,175 shares of our common stock were available for issuance under the 2014 Plan and none under the 2007 Plan. The number of shares reserved for issuance under the 2014 Plan automatically increased on each January 1 through January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year unless our board of directors acted prior thereto to set a lower number. Accordingly, on January 1, 2023, the share reserve under the 2014 Plan was increased by 267,685 shares.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Warrants Acquired

On May 17, 2023, we acquired outstanding warrants to acquire 76,875 shares of our common stock from our chief executive officer for $1.9 million in cash. The warrants were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, were amended in September 2015 and, as amended, had an expiration date of July 31, 2023. The $1.9 million aggregate cash purchase price reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants, based on the closing price of a share of our common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and are no longer issued and outstanding.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, P.C., or BDO, for the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other permissible non-audit services.

The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2023	2022
Audit Fees	$473,070	$463,380
Audit-related Fees	22,000	22,393
Total	$495,070	$485,773

Audit Fees. This category consists of the annual audit of our financial statements and the interim reviews of the quarterly financial statements.

Audit-related Fees. This category consists of the annual audit of our 401K Plan.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the audit committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the audit committee, provided that any pre-approval decision is reported to the audit committee at its next scheduled meeting. The audit committee has approved all audit and audit-related work covered by the audit fees, and all other fees.

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

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).
4.1

Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

4.2*	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of our Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).
10.1†

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

10.3†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.4†

Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

10.5†

Separation Agreement and Release, dated April 1, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

Exhibit No.	Description
10.6†

Employment agreement dated May 25, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

10.7†*	Employment agreement dated May 2, 2022 by and among Semler Scientific, Inc. and Renae Cormier.
10.8†	Employment Agreement with Wayne T. Pan dated March 29, 2023 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on May 12, 2023)
10.9†

At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement between Semler Scientific, Inc. and Andrew B. Weinstein, dated March 14, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K, filed with the Securities and Exchange Commission on October 5, 2018).

10.10

Form of Indemnification Agreement, approved and entered into between the Semler Scientific, Inc. and each of the its directors and executive officers as of July 24, 2014 (incorporated by referenced to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on July 29, 2014).

10.11

Service & Supply Agreement between Semler Scientific, Inc. and Phoenix DeVentures, Inc. dated as of April 28, 2011(incorporated by reference to Exhibit 10.8 to Amendment No. 1 of our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 6, 2013).

10.12

Cooperation agreement, dated April 19, 2023, by and among Semler Scientific, Inc. and the investors (incorporated by reference to Exhibit 10.1 of our Form 8K filed with the Securities and Exchange Commission on April 19, 2023).

10.13

Warrant Repurchase Agreement between Semler Scientific, Inc. and the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated May 16, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 17, 2023).

23.1*	Consent of BDO USA, P.C.
24.1*	Power of Attorney (included on the signature page attached hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
(+)

The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Semler Scientific, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Semler Scientific, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Non-current Assets – Recoverability Assessment of Prepaid Licenses

As described in Note 9 to the financial statements, the Company entered into a five-year agreement, as amended in December 2022, with Mellitus to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. Under this distribution agreement and its amendments, the Company agreed to purchase $2.5 million of product licenses and prepaid $2.5 million for the license purchases, which was recorded as prepaid licenses within other non-current assets on the balance sheet. In the fourth quarter of 2023, the Company assessed the recoverability of the prepaid licenses and wrote off the remaining balance of $2.476 million as of December

31, 2023. The Company determined that the prepaid licenses would not likely be recovered by the end of the license period based on quantitative and qualitative factors, such as a lack of meaningful revenue generated to date and a delayed uptake by potential customers in the fourth quarter of 2023.

We identified the recoverability assessment of prepaid licenses as a critical audit matter. The principal consideration for our determination was the significant judgment made by management in evaluating the quantitative and qualitative factors to determine if there was an indication that the carrying amount of the prepaid licenses may not be recoverable, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s assessment.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and analyzing (i) the terms of the reseller marketing agreement and its amendments associated with the prepaid licenses, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the application of the relevant accounting literature.
●	Inquiring of (i) the individual leading the development efforts to market the licenses and (ii) members of management about the qualitative information underlying the triggering events identified by management, and corroborated those explanations by inspecting applicable evidence supporting their conclusion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

New York, NY

March 6, 2024

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	December 31,	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$57,200	$23,014
Restricted cash	132	—
Short-term investments	—	20,073
Trade accounts receivable, net of allowance for credit losses of $287 and $109, respectively	6,125	3,884
Inventory, net	445	469
Prepaid expenses and other current assets	2,042	1,468
Total current assets	65,944	48,908
Assets for lease, net	2,285	2,478
Property and equipment, net	720	667
Long-term investments	512	821
Notes held for investment (includes measured at fair value of $4,372 and $3,679, respectively)	5,372	4,679
Other non-current assets	270	2,842
Deferred tax assets	2,962	2,298
Total assets	$78,065	$62,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$402	$835
Accrued expenses	4,502	4,748
Deferred revenue	1,120	1,160
Other short-term liabilities	176	114
Total current liabilities	6,200	6,857

Long-term liabilities:
Other long-term liabilities	70	160
Total long-term liabilities	70	160
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,099,441 and 6,906,544 shares issued, and 6,885,019 and 6,692,122 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	11,985	16,449
Retained earnings	59,803	39,220

Total stockholders’ equity	71,795	55,676

Total liabilities and stockholders’ equity	$78,065	$62,693

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	For the year ended December 31,
	2023	2022

Revenues	$68,184	$56,686
Operating expenses:
Cost of revenues	6,984	4,252
Engineering and product development	5,773	4,809
Sales and marketing	18,147	17,685
General and administrative	14,290	12,737
Strategic streamlining	734	—
Total operating expenses	45,928	39,483
Income from operations	22,256	17,203
Interest and dividend income	2,471	494
Impairment of investments	(337)	—
Change in fair value of notes held for investment	(307)	—
Other income (expenses)	17	(5)
Other income, net	1,844	489
Pre-tax income	24,100	17,692
Income tax provision	3,517	3,367
Net income	$20,583	$14,325
Net income per share, basic	$3.06	$2.13
Weighted average number of shares used in computing basic net income per share	6,732,806	6,726,687
Net income per share, diluted	$2.63	$1.79
Weighted average number of shares used in computing diluted net income per share	7,819,159	7,999,750

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	Common Stock		Treasury Stock
		Common		Additional		Total
	Shares	Stock		Paid-In	Retained	Stockholders’
	Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2021	6,824,380	$7	(65,922)	$20,645	$24,895	$45,547
Treasury stock acquired	—	—	(148,500)	(4,991)	—	(4,991)
Employee stock grant	11,131	—	—	723	—	723
Taxes paid related to settlement of equity awards	(1,710)	—	—	(114)	—	(114)
Stock option exercises	72,743	—	—	168	—	168
Stock-based compensation	—	—	—	18	—	18
Net income	—	—	—	—	14,325	14,325
Balance at December 31, 2022	6,906,544	$7	(214,422)	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	(1,949)		(1,949)
Employee stock grant	24,295	—	—	860	—	860
Taxes paid related to settlement of equity awards	(114,970)	—	—	(3,510)	—	(3,510)
Stock option exercises	283,572	—	—	51	—	51
Stock-based compensation	—	—	—	84	—	84
Net income	—	—	—	—	20,583	20,583
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,583	$14,325

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	599	589
Deferred tax expense	(664)	(351)
Loss on disposal of assets for lease	369	463
Write off of prepaid software licenses	2,476	—
Gain on short-term investments	(151)	(77)
Allowance for credit losses	268	103
Change in fair value of notes held for investment	307	—
Stock-based compensation	944	741
Impairment of long term investments	337	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(2,508)	(367)
Inventory	24	81
Prepaid expenses and other current assets	(603)	2,576
Other non-current assets	96	(2,510)
Accounts payable	(433)	392
Accrued expenses	(246)	1,310
Other current and non-current liabilities	(68)	188
Net Cash Provided by Operating Activities	21,330	17,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(345)	(476)
Purchase of notes held for investment	(1,000)	—
Proceeds from maturities of short-term investments	78,093	(4,679)
Purchase of short-term investments	(57,869)	(19,996)
Purchase of assets for lease	(483)	(1,684)
Net Cash Provided by (Used in) Investing Activities	18,396	(26,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(3,510)	(114)
Common stock warrants acquired	(1,949)	—
Treasury stock acquired	—	(4,991)
Proceeds from exercise of stock options	51	168
Net Cash Used in Financing Activities	(5,408)	(4,937)
INCREASE (DECREASE) IN CASH	34,318	(14,309)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,014	37,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$57,332	$23,014
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$4,060	$2,400

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data)

1.    The Company

Semler Scientific Inc. (the “Company”) is a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. The Company’s mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. The Company’s patented and U.S. Food and Drug Administration (“FDA”), cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of peripheral arterial disease (“PAD”). The Company is currently seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD.

2.    Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include allowance for credit losses, valuation of equipment on lease, recognition and measurement of current and deferred income taxes, valuation and recognition of investments and valuation of inventory. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, accounts receivable and trade payables. The Company maintains its cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short term treasury bills with original maturities of three months or less and U.S. government money market fund accounts. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers’ financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers and vendors, see Note 11 to financial statements.

Revenue Recognition

The Company generates revenues primarily from the rental or license of its vascular testing product. The Company recognizes revenues from the licensing of its product primarily pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis or when the test is performed. The Company’s arrangements with customers for its vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement, either on a fixed or variable (e.g. fee per test) basis, as earned. The

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Company also recognizes revenue for hardware and supplies sales as of the date of shipment. Shipping and handling costs are included in cost of revenues in the statement of income.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments purchased with an initial maturity date of three months or less. Funds held as investments in money market funds are included within cash and cash equivalents. Restricted cash represents amounts pledged as cash security related to the use of credit cards.

Short-Term Investments

Short-term investments are those that can be readily converted into cash and also any investment instruments that will mature within one year or which are expected to be liquidated within one year.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified.

As of December 31, 2023, the allowance for credit losses was $287. Net change due to credit losses during the year was $178. Allowance balance as of December 31, 2022, was $109.

Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value, and writes down such inventory as appropriate.

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2023 and 2022, assets for lease consisted of vascular testing devices, which are primarily leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2023 and 2022, there were no impairment indicators.

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

At December 31, 2023 and 2022, capital assets are classified into one of the following categories:

Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company

At December 31, 2023 and 2022, capital assets are depreciated based on the following estimated useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2023 and 2022, there were no impairment indicators.

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, short-term investments and debt securities. Because carrying values of cash, trade receivables and payables are equal to or approximate their fair value, the Company excluded these from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. The Company classifies short-term investments within Level 1 in the fair value hierarchy, because quoted prices for identical assets in active markets are used to determine fair value. The Company classifies the ‘On the Run’ Treasury bills within Level 1 and ‘Off the Run Treasury’ bills within Level 2 in the fair value hierarchy. The Company estimates the fair value of the investment in debt securities using Level 3 inputs. The Company also invested in non-convertible promissory note, prepayment for inventory and equity securities of two privately held companies, which were recorded on cost basis. See Notes 7 and 8 to the financial statements for more information.

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

The Company recorded an impairment of $309 for the preferred stock investment in Mellitus Health, Inc (“Mellitus”) during the year ended December 31, 2023. See Note 6 to the financial statements for more details. No impairment was recorded during the year ended December 31, 2022.

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The full amount is expected to be recognized as revenues within one year from the balance sheet date and, therefore, such deferred amounts have been classified as current liabilities in the balance sheets presented. The Company generally invoices its clients in advance of a rental period with payment due upon receipt of the invoice. Revenue recognized for the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $1,160. Revenue recognized for the year ended December 31, 2022 from amounts included in deferred revenue as of December 31, 2021 was $921.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Research and Development

The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of its products and services. Such expenses include salaries and related employee benefits, and fees paid to external service providers. The Company incurred Research and development expenses of $5,421 and $4,407 for the year ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of each option grant or stock award that is expected to vest over the estimated period of service and vesting. The Company uses the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected volatility. Forfeitures are recognized as incurred. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant. See Note 15 to financial statements for the details.

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

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (“ASU No. 2016-13”). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect Topic 326. Effective dates of issue 6 and 7 are the same as the effective date of Topic 326. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have any impact on its financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, this guidance will be effective for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. This ASU should be applied prospectively to all business combinations in the year of adoption. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have any impact on its financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the troubled debt restructuring accounting model in Accounting Standards Codification (“ASC”) 310-40 for creditors that have adopted the guidance on measurement of credit losses in ASU 2016-13. Additionally, the ASU requires the public business entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases as part of their vintage disclosures under ASC 326. For entities that have adopted the amendments in ASU 2026-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates are the same as effective dates in ASU 2016-13. The Company adopted this ASU prospectively effective January 1, 2023 and determined that the adoption of this new accounting standard did not have any impact on its financial statements.

3.    Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 12 to the financial statements). Assets for lease consist of the following:

	As of December 31,
	2023	2022
Assets for lease	$3,375	$3,702
Less: accumulated depreciation	(1,090)	(1,224)
Assets for lease, net	$2,285	$2,478

Depreciation expense amounted to $307 and $386 for the years ended December 31, 2023 and 2022, respectively. Reduction to accumulated depreciation for returned items was $441 and $352 for the years ended December 31, 2023

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

and December 31, 2022, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $369 and $463 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, total assets for lease, net, in use at customer locations were $489 and $518, respectively.

4.    Inventory

As of December 31, 2023 and 2022, the inventory balance was $445 and $469, respectively. Inventory includes finished goods of sensors, light blocking bags and heel warmers.

5.    Property and Equipment, net

Capital assets consist of the following:

	December 31,	December 31,
	2023	2022
Property and equipment, gross	$1,544	$1,206
Less: accumulated depreciation	(824)	(539)
Property and equipment, net	$720	$667

Depreciation expense amounted to $292 and $203 for the years ended December 31, 2023 and 2022, respectively.

6.    Long-Term Investments

Carrying value of non-marketable securities is measured as the total initial cost plus the cumulative net gain (loss). Carrying value of non-marketable equity investments consist of the following for the periods presented:

	December 31,	December 31,
	2023	2022
Investments in SYNAPS Dx	$512	$512
Investments in Mellitus Health, Inc.	-	309
Total long-term investments	$512	$821

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of December 31, 2023 and 2022 was approximately $512.

In October 2020, the Company acquired from a seller a convertible promissory note previously issued by Mellitus to such seller for a purchase price of $59, which represented the $50 principal amount of the note and all accrued and unpaid interest thereon.

Subsequently, in October 2020, the Company purchased $250 of shares of preferred stock of Mellitus, and in connection with such transaction, the convertible promissory note, together with all accrued interest thereon, also converted pursuant to its terms into shares of preferred stock of Mellitus as repayment in full of such convertible promissory note. The value of consideration exchanged for the shares of preferred stock of Mellitus held by the Company as of December 31, 2022 was approximately $309.

The investments in SYNAPS Dx and Mellitus securities that were retained by the Company as of December 31, 2023 were recorded in accordance with ASC 321, Investments – equity securities, which provides that investments in

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company assessed both investments for impairment in accordance with ASC 321. As of December 31, 2023, the Company determined that there was an impairment to the preferred stock investment in Mellitus and recorded an impairment of $309 due to the following factors: 1) due to continued operating losses; 2) due to lack of revenue growth; and 3) delayed capital raise. No impairment was recorded for the investments in SYNAPS Dx.

7. Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of December 31, 2023
U.S. Government money market fund accounts	$41,373	$—	$—	$41,373
(Included in cash and cash equivalents)
U.S. Treasury bills	—	10,494	—	10,494
(Included in short-term investments)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$41,373	$10,494	$4,372	$56,239

	Level 1	Level 2	Level 3	Total
As of December 31, 2022
U.S. Treasury bill	$20,073	$—	$—	$20,073
(Included in short-term investments)
Investment in debt securities	—	—	3,679	3,679
(Included in notes held for investment)
Total Assets	$20,073	$—	$3,679	$23,752

Treasury bill was purchased on October 10, 2023, at a cost of $10,414, and fair value accretes to maturity date at an interest rate of 5.35%. The treasury bill was classified as Level 2 as it is considered “off the run” because similar treasury bills were issued before the most recent issue and were outstanding as of December 31, 2023 and therefore not considered as liquid as other treasury bills with the same maturity date. As of December 31, 2023, the interest income recorded on these bills was $80.

The Company’s privately held debt securities were recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

The Company valued the debt securities using a bond plus call option model reflecting the cash flow from the debt securities and assuming a 5% probability of an equity financing, a 75% probability of a change of control, and a 20% probability of payment at maturity or an insolvency event. The fair value of the Company’s privately held debt securities were estimated at $4,372 and $3,679 as of December 31, 2023 and December 31, 2022, respectively.

The key inputs for the valuation model are:

December 31,
2023
Risk-free rate	3.94% - 5.26%
Cash flow discount rate	27.8%
Expert term in years	0.25- 2.92
Expected volatility	120%

The following table represents changes in the notes held for the investments with significant unobservable inputs (Level 3):

Convertible Notes
Balance as of December 31, 2022	$3,679
Purchased	1,000
Change in fair value of the notes held for investment	(307)
Balance as of December 31, 2023	$4,372

8. Notes held for investment

Notes receivable consist of the following for the periods presented:

	December 31,	December 31,
	2023	2022
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	4,372	3,679
Total notes held for investment	$5,372	$4,679

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

In December 2022, the Company entered into a senior convertible promissory note (also referred as debt security) arrangement with Monarch, providing Monarch with up to $5,000 in available funding, of which $4,500, in principal was drawn as of December 31, 2023. The remaining $500 is available to be drawn at any time unless there is an event of default (as defined in the note) that is continuing. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note).

The Company made an irrevocable election to account for the Debt Securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the Debt Securities in accordance with ASC 820. The Company made the fair value option election to present the Debt Securities in its entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of December 31, 2023, the Company assessed and estimated the fair value of the Debt Security of Monarch to be $4,372 and Mellitus senior secured promissory notes to be $1,000. The Company estimated the fair value of Mellitus secured convertible promissory note to be zero as of December 31, 2023 due to 1) continued operating losses; 2) lack of revenue growth; and 3) delayed capital raise. As of December 31, 2022, the Company estimated the fair value of the Monarch debt security to be $3,500 and the Mellitus secured convertible promissory note to be $179, which were equivalent of the outstanding principal balances on December 31, 2022.

The Company recognizes interest income on the Monarch and Mellitus debt securities, which is included in interest and dividend income in the statements of income. Accrued interest on Monarch convertible promissory note and Mellitus senior secured promissory note was included in prepaid and other current assets. For the year ended December 31, 2023 and 2022, the Company recognized $449 and $20, respectively, of interest income from Monarch and Mellitus debt securities. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the year ended December 31, 2023, the Company recorded change in fair value of $128 for the Monarch debt security and $179 for Mellitus secured convertible note. For the year ended December 31, 2022, the Company recorded no change in fair value.

9.Other non-current assets

Other non-current assets consist of the following for the periods presented:

	As of December 31,
	2023	2022
Prepaid licenses	$—	$2,490
Other	270	352
Total other non-current assets	$270	$2,842

In April 2021, the Company entered into a five-year agreement, as amended in December 2022, with Mellitus to exclusively market and distribute its product line in the United States, including Puerto Rico, except for selected accounts. Under this distribution agreement and its amendments, the Company agreed to purchase $2,500 of product licenses and prepaid $2,500 for the license purchases.

Revenue from these product licenses is recognized in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not generate significant revenue from these product licenses during the year ended December 31, 2023 and 2022. In the fourth quarter, the Company assessed the recoverability of prepayment before the contract period and wrote-off the balance of $2,476 as of December 31, 2023, which was included in cost of revenues in the statement of income. The Company determined that the prepaid licenses would not likely be recovered by the end of the license period based on the quantitative and qualitative factors such as lack of meaningful revenue generated to date and a delayed uptake by potential customers in the fourth quarter of 2023.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Other includes right-of-use asset (“ROU”) of $150, miscellaneous receivables of $100 and long-term deposits of $20 as of December 31, 2023. As of December 31, 2022, ROU asset of $233 and miscellaneous receivable of $100 and long term deposits balances of $19, respectively.

10.    Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022
Compensation	$2,008	$2,467
Accrued Taxes	1,991	1,923
Miscellaneous Accruals	503	358
Total Accrued Expenses	$4,502	$4,748

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include short term treasury bills with original maturities of three months or less and U.S. government money market fund accounts. As of December 31,2023, the Company held deposits of $5,465, which exceeded federal deposit corporation limits. The Company also invested in U.S. treasury bills in the amount of $10,494 and U.S. government money market accounts of $41,373. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2023, two customers accounted for 36.0% and 34.9% of the Company’s revenue. For the year ended December 31, 2022, two customers accounted for 40.4%, and 29.0% of the Company’s revenue. As of December 31, 2023, three customers accounted for 27.5%, 27.5% and 23.6% of the Company’s accounts receivable. As of December 31, 2022, three customers accounted for 26.8%, 25.9% and 16.8% of the Company’s accounts receivable.

As of December 31, 2023 and 2022 the allowance for doubtful accounts was $287 and $109, respectively.

As of December 31, 2023, two vendors accounted for 24.0% and $10.1% of the Company’s accounts payable. As of December 31, 2022, two vendor accounted for 25.8% and 10.8% of the Company’s accounts payable.

12.    Leases

Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025. The discount rate determined for this lease was 2.5%.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

As of December 31, 2023, the remaining lease term is one year and nine months with no options to renew. The Company recognized facilities lease expenses of $88 and $88 for the years ended December 31, 2023 and 2022, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2023:

Total
2024	93
2025	71
Total undiscounted future minimum lease payments	164
Less: present value discount	(4)
Total lease liabilities	160
Lease expense in excess cash payment	(10)
Total ROU asset	$150

As of December 31, 2023, the Company’s ROU asset was $150, which is recorded on the Company’s balance sheet as other non-current assets, and the Company’s current and noncurrent lease liabilities were $90 and $70, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3 to the financial statements. During the year ended December 31, 2023 and 2022, the Company recognized approximately $37,262 and $34,039, respectively, in lease revenue related to these arrangements, which is included in revenue on the Statements of Income.

Variable-fee Revenue

The Company recognizes revenues from variable-fee licenses (e.g., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total revenues from variable-fee licenses were approximately $28,992 and $21,277 for the years ended December 31, 2023 and 2022, respectively. Total revenues from sales of hardware and equipment accessories were approximately $1,930 and $1,358 for the years ended December 31, 2023 and 2022, respectively.

13.  Commitments and Contingencies

Senior Secured Convertible Note

In December 2022, the Company committed a loan of $5,000 to Monarch through the purchase of a senior secured convertible promissory note that bears interest at a rate of 10% per annum and matures on the second anniversary from the issue date, which can be extended for up to two additional consecutive one-year terms in the Company’s sole discretion. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

the Company. Monarch borrowed $4,500 out of the committed amount of $5,000 as of December 31, 2023. Repayment of the note is secured by a first priority interest in all of Monarchs’ assets. See Note 8 to financial statements.

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

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of December 31, 2021, the Company claimed $1.24 million in this retention credit. No credit was claimed for the year ended December 31, 2022 and December 31, 2023.

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company purchased 148,500 shares at a cost of approximately $4,991 during the year ended December 31, 2022. No purchases were made during the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, a total of 1,813,175 and 1,548,545 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding stock options, as follows:

	Year ended December 31,
	2023	2022
Common stock warrants	—	76,875
Stock options	1,813,175	1,471,670
Total	1,813,175	1,548,545

Warrants acquired- related party transaction

On May 17, 2023, the Company repurchased outstanding warrants to acquire 76,875 shares of common stock from its chief executive officer at a cost of $1,949. The warrants, which were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, were amended in September 2015 and, as amended, had an expiration date of July 31, 2023. The $1,949 aggregate cash purchase price reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants, based on the closing price of a share of the Company’s common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and are no longer issued and outstanding.

15.  Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) or the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 3,582,888 shares as of December 31, 2023.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of December 31, 2023, there were no shares available for future stock-based compensation grants under the 2007 Plan and 1,813,175 shares of an aggregate total of 3,582,888 shares available for future stock-based compensation grants under the 2014 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2023 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for 2023 and 2022 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2022	1,287,847	$3.44	3.03	$38,053
Options exercised	(283,562)	3.36	—	—
Options granted	17,950	25.52	9.53	—
Options cancelled	(450)	—	—	—
Balance, December 31, 2023	1,021,785	$3.84	3.76	$41,333
Exercisable as of December 31, 2023	1,001,344	$3.38	2.10	$40,964

As of December 31, 2023, the fair value of unvested stock options was approximately $382. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.76 years.

During the year ended December 31, 2023, the Company awarded stock options of 17,500 net of cancellations to employees as compensation pursuant to the 2014 Plan. Of these options, 1/4th are vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the Vested Ratio equals 1/1.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, and the calculated weighted average fair values of options are as follows:

	December 31,	December 31,
	2023	2022
Expected term (in years)	7	7
Risk-free interest rate	4.14-4.41	2.88
Expected volatility	69.0%-79.5%	78.6%
Expected dividend rate	0	0
Fair value of options granted	$17.54-$19.04	$22.27

Stock grants

The Company granted 18,048 and 9,421 shares of fully vested stock to employees and board of directors in the year ended December 31, 2023 and 2022, respectively. Grant date fair value of the stock was $860 and $723 for the year ended December 31, 2023 and 2022, respectively.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

The Company has recorded an expense of $944 and $741 as it relates to stock-based compensation for the years ended December 31, 2023 and 2022, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	December 31	December 31
	2023	2022
Cost of Revenues	$8	$—
Engineering and Product Development	53	45
Sales and Marketing	317	173
General and Administrative	566	523
Total	$944	$741

16.   Income Taxes

The components of the provision for income taxes are as follows:

	2023	2022
Current tax provision:
Federal	$3,576	$3,201
State	605	517
Total current tax provision	4,181	3,718
Deferred tax provision:
Federal	(680)	(373)
State	16	22
Total deferred tax provision	(664)	(351)
Total income tax provision	$3,517	$3,367

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	2.04%	2.57%
Stock-based compensation	(7.98)%	(4.03)%
Permanent items	(0.71)%	(0.93)%
Other	0.24%	0.35%
Effective income tax rate	14.59%	18.96%

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Deferred tax assets are comprised of the following at December 31:

	2023	2022
Net operating loss carryforwards	$188	$303
Deferred revenue	268	278
Stock based compensation	385	529
Accrual and reserves	251	297
Research and development credits	262	254
Other	156	2
Depreciation and amortization	1,450	633
Lease liability	38	59
Total gross deferred tax assets	2,998	2,355
Less valuation allowance	—	—
Net deferred tax assets	2,998	2,355
Deferred tax liabilities:
Right of use assets	(36)	(56)
Total deferred tax liabilities	(36)	(56)
Net deferred tax assets	$2,962	$2,299

Federal and California tax laws imposes significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Section 382 of the Code (“Section 382”). The Company completed a formal 382 study for the period from January 1, 2012 through June 30, 2019 and concluded that a change in ownership has likely occurred. The Company has no NOL carryforwards for Federal income tax purposes and approximately $2,607 for California income tax purposes as of December 31, 2023. The state NOL carryforwards, if not utilized, will expire beginning in 2035 and extended to 2038.

As of December 31, 2023 and 2022, the Company had $470 and $401, respectively, of unrecognized tax benefits (excluding interest and penalties) that, if recognized, would affect the effective tax rate. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Gross Unrecognized Tax Benefits 2023	Gross Unrecognized Tax Benefits 2022
Unrecognized tax benefits – January 1	$401	$476
Gross increases related to prior tax positions	4	—
Gross decreases related to prior tax positions	—	(120)
Gross increases related to current tax positions	65	45
Unrecognized tax benefits – December 31	$470	$401

The Company’s policy is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was $87 and $30 for the years ended December 31, 2023 and 2022, respectively. The Company files income tax returns in the U.S. federal and various state tax jurisdictions.

The Company’s tax years beginning in 2019 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2020 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2016 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2023.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data)

Before January 1, 2022, IRC §174 provided a taxpayer may treat research or experimental expenditures which are paid or incurred by the taxpayer during the taxable year in connection with the taxpayer’s trade or business as expenses. As amended by TCJA, IRC §174 provides that in a case of a taxpayer's specified research or experimental expenditures for any taxable year beginning after December 31, 2021, no deduction is allowed for such expenditures. The expenditures must be charged to capital account and is allowed an amortization deduction of such expenditures ratably over the 5-year period (15-year period in the case of any specified research expenditures which are attributable to foreign research). The Company capitalized $4,610 and $3,387 specified research or experimental expenditures for the year ended December 31, 2023 and 2022, respectively.

On August 16, 2022, the CHIPS and Science Act of 2022 or Creating Helpful Incentives to Produce Semiconductors for America Act, and Inflation Reduction Act (IRA Act) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act has no impact on the Company’s financial statements as of December 31, 2023.

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

Basic and diluted net EPS is calculated as follows:

	For the year ended December 31,
	2023			2022
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic EPS	6,732,806	$20,583	$3.06	6,726,687	$14,325	$2.13
Common stock warrants	—	—	—	68,588	—	—
Common stock options	1,086,353	—	—	1,204,475	—	—
Diluted EPS	7,819,159	$20,583	$2.63	7,999,750	$14,325	$1.79

18.Strategic Plan to Streamline Operations

On July 11, 2023, the Company’s board of directors, approved a strategic plan to streamline operations and reduce employee headcount by approximately 30% by September 15, 2023. This plan was meant to be proactive and seeks to drive operational efficiency, while still allowing the Company to provide high quality service to its customers.

As of December 31, 2023, the Company accrued and paid expenses of $734 for strategic streamlining.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2024	Semler Scientific, Inc.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
Douglas Murphy-Chutorian, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Murphy-Chutorian and Renae Cormier, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024

/s/ Renae Cormier Renae Cormier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2024

/s/ Daniel S. Messina	Director	March 6, 2024
Daniel S. Messina

/s/ William H.C. Chang	Director	March 6, 2024
William H.C. Chang

/s/ Eric Semler Eric Semler	Director	March 6, 2024