Form 10-Q
period 2024-03-31
Semler Scientific, Inc.
filed 2024-05-08
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 7,065,835 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	our seeking to obtain a new FDA 510(k) clearance for expanded use of QuantaFlo; and

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues.

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements, including risks associated with:

●	implementation of our business strategy and the fact that we predominantly market only one U.S. Food and Drug Administration, or FDA, cleared product and may not benefit from our investments in other companies developing complementary products or the extension of QuantaFlo to test for other cardiovascular diseases;

●	changes in the regulatory reimbursement landscape, such as the 2024 Medicare Advantage and Part D Final Rate Announcement issued by CMS, which could impact the perceived value of using our products to aid diagnosis of cardiovascular diseases;

●	the failure of physicians and other customers to widely adopt our products, or to determine that our product provides a safe and effective alternative to existing ankle brachial index, or ABI, devices;
●	our testing product being generally but not specifically approved for reimbursement under any third-party payor codes;
●	our reliance on the talents of a small number of key personnel, and a small direct sales force;
●	not requiring customers to enter into long-term licenses;
●	concentration of our revenues and accounts receivable with a limited number of customers;
●	our reliance on a small number of independent suppliers and facilities for the manufacturing of our product;
●	our business being subject to many laws and government regulations, including governing the manufacture and sale of medical devices, patient data, and others;
●	our ability to protect our intellectual property;
●	impacts of macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine and the ongoing Israel and Hamas conflict on the global economy and supply chain and inflation, as well as the recent bank failures and other events, such as the Covid-19 pandemic or any other pandemics; and
●	the other factors set forth under the caption “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2024.

Because the risks and uncertainties referred to above and in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended March 31,
	2024	2023

Revenues	$15,903	$18,206
Operating expenses:
Cost of revenues	1,247	1,269
Engineering and product development	1,138	1,630
Sales and marketing	3,675	5,192
General and administrative	2,867	3,859
Total operating expenses	8,927	11,950
Income from operations	6,976	6,256
Interest and dividend income	819	484
Change in fair value of notes held for investment	—	(107)
Other income	2	—
Other income, net	821	377
Pre-tax income	7,797	6,633
Income tax provision	1,724	1,664
Net income	$6,073	$4,969
Net income per share, basic	$0.88	$0.74
Weighted average number of shares used in computing basic net income per share	6,892,742	6,701,199
Net income per share, diluted	$0.78	$0.63
Weighted average number of shares used in computing diluted net income per share	7,782,393	7,896,043

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	March 31,	December 31,
	2024	2023
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$62,754	$57,200
Restricted cash	132	132
Trade accounts receivable, net of allowance for credit losses of $239 and $287, respectively	6,132	6,125
Inventory, net	408	445
Prepaid expenses and other current assets	2,479	2,042
Total current assets	71,905	65,944
Assets for lease, net	2,071	2,285
Property and equipment, net	649	720
Long-term investments	512	512
Notes held for investment (includes measured at fair value of $4,372)	5,372	5,372
Other non-current assets	249	270
Deferred tax assets	3,098	2,962
Total assets	$83,856	$78,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$410	$402
Accrued expenses	4,305	4,502
Deferred revenue	996	1,120
Other short-term liabilities	192	176
Total current liabilities	5,903	6,200

Long-term liabilities:
Other long-term liabilities	47	70
Total long-term liabilities	47	70
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,134,193 and 7,099,441 shares issued, and 6,919,771 and 6,885,019 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	12,023	11,985
Retained earnings	65,876	59,803
Total stockholders’ equity	77,906	71,795

Total liabilities and stockholders’ equity	$83,856	$78,065

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended March 31, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$16,449	$39,220	$55,676
Employee stock grants	18,048	—	—	695	—	695
Taxes paid related to net share settlement of equity awards	(3,949)	—	—	(146)	—	(146)
Stock-based compensation	—	—	—	7	—	7
Net income	—	—	—	—	4,969	4,969
Balance at March 31, 2023	6,920,643	$7	(214,422)	$17,005	$44,189	$61,201

	For the Three Months Ended March 31, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Employee stock grants		—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(1,029)	—	—	(45)	—	(45)
Stock option exercises	35,781	—	—	56	—	56
Stock-based compensation	—	—	—	27	—	27
Net income	—	—	—	—	6,073	6,073
Balance at March 31, 2024	7,134,193	$7	(214,422)	$12,023	$65,876	$77,906

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,073	$4,969

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	176	129
Deferred tax expense	(136)	(80)
Loss on disposal of assets for lease	189	78
Gain on short-term investments	—	(305)
Allowance for credit losses	(55)	48
Change in fair value of notes held for investment	—	107
Stock-based compensation	27	702
Changes in Operating Assets and Liabilities:
Trade accounts receivable	66	(5,507)
Inventory	37	(43)
Prepaid expenses and other current assets	(455)	(1,301)
Other non-current assets	21	25
Accounts payable	8	(537)
Accrued expenses	(196)	2,458
Other current and non-current liabilities	(131)	118
Net Cash Provided by Operating Activities	5,624	861

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4)	(95)
Purchase of notes held for investment	—	(500)
Proceeds from maturities of short-term investments	—	20,211
Purchase of short-term investments	—	(37,496)
Purchase of assets for lease	(77)	(544)
Net Cash Used in Investing Activities	(81)	(18,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(45)	(146)
Proceeds from exercise of stock options	56	—
Net Cash Provided by (Used in) Financing Activities	11	(146)
INCREASE (DECREASE) IN CASH	5,554	(17,709)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,332	23,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$62,886	$5,305

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $8,007 and $8,561 for the three months ended March 31, 2024 and 2023, respectively. Total sales of hardware and equipment accessories represent approximately $817 and $340 of revenues for the three months ended March 31, 2024 and 2023, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 13 to the Unaudited Condensed Financial Statements for more information.

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

As of March 31, 2024, the allowance for credit losses was $239. Net change due to credit losses during the three months ended March 31, 2024 was $48. Allowance balance as of December 31, 2023, was $287.

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $408 and $445 as of March 31, 2024 and December 31, 2023, respectively.

5.           Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 13 to the Unaudited Condensed Financial Statements).

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Assets for lease consist of the following:

	March 31,	December 31,
	2024	2023
Assets for lease	$3,185	$3,375
Less: accumulated depreciation	(1,114)	(1,090)
Assets for lease, net	$2,071	$2,285

Depreciation expense amounted to $77 and $70 for the three months ended March 31, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned and retired items was $53 and $197 for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $189 and $78 for the three months ended March 31, 2024 and 2023, respectively.

6.            Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023
Property and equipment, gross	$1,548	$1,544
Less: accumulated depreciation	(899)	(824)
Property and equipment, net	$649	$720

Depreciation expense amounted to $74 and $59 for the three months ended March 31, 2024 and 2023, respectively.

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	March 31,	December 31,
	2024	2023
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of March 31, 2024 and December 31, 2023 was approximately $512.

The investments in SYNAPS Dx were recorded in accordance with ASC 321, Investments – Equity Securities (“ASC 321”), which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of March 31, 2024 and December 31, 2023, the Company determined that there was no impairment for the investment in SYNAPS Dx.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of March 31, 2024
U.S. Government money market fund accounts	$45,453	$—	$—	$45,453
(Included in cash and cash equivalents)
U.S. Treasury bill	—	10,452	—	10,452
(Included in cash and cash equivalents)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$45,453	$10,452	$4,372	$60,277

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
U.S. Government money market fund accounts	$41,373	$—	$—	$41,373
(Included in cash and cash equivalents)
U.S. Treasury bill	—	10,494	—	10,494
(Included in short-term investments)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$41,373	$10,494	$4,372	$56,239

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, U.S. treasury bill investments and debt securities. Because carrying values of cash, trade receivables and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. A U.S. treasury bill was purchased on February 6, 2024, at a cost of $10,372, and fair value accretes to maturity date at an interest rate of 5.25%. The U.S. treasury bill was classified as Level 2 as it was considered “off the run” because

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

similar treasury bills were issued before the most recent issue and were outstanding as of March 31, 2024 and therefore not considered as liquid as other treasury bills with the same maturity date. The Company estimates the fair value of the investment in debt securities using Level 3 inputs. The Company also invested in non-convertible promissory notes and equity securities in a privately held company, which were recorded on cost basis. See Note 7 and 9 to the Unaudited Condensed Financial Statements for more information.

The Company's privately held debt security is recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework.

The Company valued the debt security using a bond plus call option model reflecting the cash flow from the debt securities and assuming a 5% probability of an equity financing, a 75% probability of a change of control, and a 20% probability of payment at maturity or an insolvency event. The fair value of the Company’s privately held debt security was estimated at $4,372 as of March 31, 2024 and December 31, 2023.

The key inputs for the valuation model are:

	March 31,	December 31,
	2024	2023
Risk-free rate	3.94% - 5.26%	3.94% - 5.26%
Cash flow discount rate	27.8%	27.8%
Expert term in years	0.25- 2.92	0.25- 2.92
Expected volatility	120%	120%

9.Notes Held for Investment

Notes receivable consist of the following for the periods presented:

	March 31,	December 31,
	2024	2023
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	4,372	4,372
Total notes held for investment	$5,372	$5,372

In June 2022, the Company loaned Mellitus an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature in three years unless accelerated due to an event of default as provided in the notes. Repayment of notes is secured by a first priority interest in all of Mellitus’ assets.

In December 2022, the Company entered into a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5,000 in available funding, of which $4,500, in principal was drawn as of March 31, 2024. The remaining $500 was drawn down in April 2024. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note).

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company made an irrevocable election to account for the Mellitus and Monarch debt securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the such debt securities in accordance with ASC 820. The Company made the fair value option election to present the debt securities in their entirety at fair value, which it believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of March 31, 2024 and December 31, 2023, the Company estimated the fair value of the Monarch debt security to be $4,372.

The Company recognizes interest income on the Monarch debt securities, which is included in interest income in the Unaudited Condensed Statements of Income. For the three months ended March 31, 2024 and 2023, the Company recognized $125 and $82, respectively, of interest income from Monarch note. Accrued interest is included in prepaid and other current assets. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the three months ended March 31, 2024, the Company recorded no change in fair value.

10. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	March 31,	December 31,
	2024	2023
Other	249	270
Total other non-current assets	$249	$270

Other includes right-of-use asset (“ROU”) of $129, miscellaneous receivables of $100 and long-term deposits of $20 as of March 31, 2024. As of December 31, 2023, ROU asset of $150, miscellaneous receivable of $100 and long term deposits balances of $20, respectively.

11.Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Compensation	$2,045	$2,008
Accrued Taxes	1,883	1,991
Miscellaneous Accruals	377	503
Total Accrued Expenses	$4,305	$4,502

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include treasury bills with original maturities of three months or less. As of March 31, 2024 and December 31, 2023, the Company held deposits of $6,981 and $5,465, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds and U.S. treasury bills in the amount of $45,453 and $10,452, respectively, as of March 31, 2024. As of December 31, 2023, the Company invested in U.S. treasury bills of $10,494 and U.S.government money markets funds of $41,373. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended March 31, 2024, three customers (including affiliates) accounted for 45.0%, 24.7% and 10.5% of the Company’s revenues. For the three months ended March 31, 2023, two customers (including affiliates) accounted for 40.9% and 33.5% of the Company’s revenues. As of March 31, 2024, two customers accounted for 39.3% and 28.1% of the Company’s accounts receivable. As of December 31, 2023, three customers accounted for 27.5%, 27.5%, and 23.6% of the Company’s accounts receivable. The Company’s largest customer in terms of both revenues and accounts receivable in the three months ended March 31, 2024 is a U.S. diversified healthcare company and its affiliated plans.

As of March 31, 2024, three vendors accounted for 31.0%, 17.8% and 9.5% of the Company’s accounts payable. As of December 31, 2023, two vendors accounted for 24.0% and 10.1% of the Company’s accounts payable.

13.Leases

Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of March 31, 2024, the remaining lease term is 18 months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended March 31, 2024 and 2023, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2024:

Total
2024 Remaining period	70
2025	71
Total undiscounted future minimum lease payments	141
Less: present value discount	(3)
Total lease liabilities	138
Lease expense in excess cash payment	(9)
Total ROU asset	$129

As of March 31, 2024, the Company’s ROU asset was $129, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $91 and $47, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended March 31, 2024 and 2023, the Company recognized approximately $7,079 and $9,304, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are included in Assets for Lease on the Unaudited Condensed Balance Sheets as Assets (see Note 5).

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

14.Commitments and Contingencies

Indemnification Obligations

The Company enters into agreements with customers, partners, lenders, consultants, lessors, contractors, sales representatives and parties to certain transactions in the ordinary course of the Company’s business. These agreements may require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. The Company has also agreed to indemnify the directors and certain officers and employees in accordance with the by-laws of the Company. These indemnification provisions will vary based upon the nature and terms of the agreements. In many cases, these indemnification provisions do not contain limits on the Company’s liability, and the occurrence of contingent events that will trigger payment under these indemnities is difficult to predict. As a result, the Company cannot estimate its potential liability under these indemnities. The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company has not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. In certain cases, the Company has recourse against third parties with respect to the aforesaid indemnities, and the Company believes it maintains adequate levels of insurance coverage to protect the Company with respect to potential claims arising from such agreements.

401(K) Plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three months period ended March 31, 2024 and 2023, the Company matched $64 and $101, respectively.

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay the retention credit claimed, along with penalties. As of March 31, 2024, the Company has claimed $1.24 million in this retention credit. No credit was claimed for the three months ended March 31, 2024 and 2023.

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

15.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Stockholder approval of the 2014 Plan became effective in

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2024, the Share Reserve increased by 275,401. The Share Reserve is currently 3,858,289 shares as of March 31, 2024.

In light of stockholder approval of the 2014 Plan, the Company no longer grants equity awards under the 2007 Plan. As of March 31, 2024, there were no shares available for future stock-based compensation grants under the 2007 Plan and 2,089,605 shares of an aggregate total of 3,858,289 shares were available for future stock-based compensation grants under the 2014 Plan.

Treasury Stock Acquired- Related Party Transaction

On March 14, 2022, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Since the inception of the program, the Company purchased 148,500 shares at a cost of approximately $4,991 as of March 31, 2024.

Stock Awards

No stock was granted during the three months period ended March 31, 2024. The Company granted fully vested stock awards of 18,048 shares of common stock to the non-employee members of the board of directors, employees and one non-employee as compensation during the three months ended March 31, 2023. Net shares issued after deducting taxes paid on these grants were 14,099. Fair value of these stock awards on grant date was $695.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2024 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2024 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2023	1,021,785	$3.84	3.76	$41,333
Options exercised	(35,781)	2.45	—	—
Balance, March 31, 2024	986,004	$3.89	3.13	$24,973
Exercisable as of March 31, 2024	968,872	$3.49	1.92	$24,920

  As of March 31, 2024, the fair value of unvested stock options was approximately $320. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.13 years.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

No options were granted during the three months period ended March 31, 2024 and 2023.

The following table represents the stock based compensation for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Cost of Revenues	$5	$—
Engineering and Product Development	3	45
Sales and Marketing	4	170
General and Administrative	15	487
Total	$27	$702

16.Income Taxes

The Company’s income tax provision for the three months ended March 31, 2024 and 2023 was $1,724 and $1,664, respectively. The income tax provision reflects its estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of income.

The effective tax rate for the three months ended March 31, 2024 was 22.11%, compared to 24.68%, in the same period of the prior year. The decrease in effective tax rate for the three months ended March 31, 2024 was primarily due to higher tax benefits associated with employee stock-based compensation.

The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans, and federal research and development (“R&D”) credit benefit. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), and federal and state R&D credit benefit.

As of March 31, 2024, and December 31, 2023, the Company had $529 and $470, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company recognized interest and penalty expenses related to uncertain tax positions of $101 and $87 as of March 31, 2024 and December 31, 2023, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other things, CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. This act is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s financial statements as of March 31, 2024.

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

Basic and diluted EPS is calculated as follows:

	Three months ended March 31,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,892,742	$6,073	$0.88	6,701,199	$4,969	$0.74
Common stock warrants	—	—		64,825	—
Common stock options	889,651	—		1,130,019	—
Diluted	7,782,393	$6,073	$0.78	7,896,043	$4,969	$0.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2023, and the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2024, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in the Annual Report.

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of cardiovascular diseases, such as peripheral arterial disease, or PAD.

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

In the three months ended March 31, 2024, we had total revenues of $15.9 million and net income of $6.1 million, compared to total revenues of $18.2 million and net income of $5.0 million in the same period in 2023.

Recent Developments

CMS Rate Notice

In late March 2023, CMS issued the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs. Essentially, CMS is phasing in a new Medicare Advantage risk adjustment model (V28 model) from the previous model (V24 model) over a three-year period. The V28 model does not include risk adjusted payments for PAD without complications, which payments many health insurers, including our customers, relied upon for their Medicare Advantage patients in the V24 model. 2024 marks the first year the changes will be phased in as follows: in calendar year 2023, full payment under the V24 model; in calendar year 2024, 67% of the V24 model; in calendar year 2025, 33% of the V24 model.

Mellitus Health, Inc.

In April 2021, we entered into an agreement with Mellitus Health, Inc, or Mellitus to exclusively market and distribute Insulin Insights, a FDA-cleared software product that recommends optimal insulin dosing for diabetic outpatients in the United States, including Puerto Rico, except for selected accounts. We also made cash investments in Mellitus. Due to slow uptake of the product despite our marketing efforts, we wrote off our prepaid licenses and a portion of our investment in the fourth quarter of 2023. In April 2024, Mellitus terminated our exclusive distribution arrangement, following which we have one year to sell down our inventory on a non-exclusive basis.

Results of Operations

Revenues

We had revenues of $15.9 million for the three months ended March 31, 2024, compared to $18.2 million in the same period of 2023. Our revenues are primarily from fees charged to customers for use of our vascular testing products and from sale of accessories used with these products. We recognized revenues of $15.1 million from fees for our products for the three months ended March 31, 2024, consisting of $7.1 million from fixed-fee licenses and $8.0 million from variable-fee licenses, compared to $17.9 million in the same period of the prior year, consisting of $9.3 million from fixed-fee licenses and $8.6 million from variable-fee licenses. The remainder was from sales of hardware and equipment accessories, which were $0.8 million for the three months ended March 31, 2024, compared to $0.3 million for the same period of 2023.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage.

The primary reason for the decrease in fixed-fee license revenues was the introduction of volume pricing tiers at some of our largest customers. The primary reason for the decrease in variable-fee revenues was a decline in testing volume.

Operating expenses

We had total operating expenses of $8.9 million for the three months ended March 31, 2024, a decrease of $3.1 million or 25%, compared to $12.0 million in the same period in the prior year. As a percentage of revenues, operating expenses decreased to 56% in the first quarter of 2024 as compared to 66% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.2 million for each of the three months ended March 31, 2024, compared to $1.3 million for the same period in 2023. As a percentage of revenues, cost of revenues was 8% in the first quarter of 2024, compared to 7% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.1 million for the three months ended March 31, 2024, compared to $1.6 million for the same period in 2023. The decrease was primarily due to lower headcount related costs pursuant to the strategic streamlining plan implemented in the third quarter of 2023 and lower consulting expenses. As a percentage of revenues, engineering and product development expense was at 7% in the first quarter of 2024, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.7 million for the three months ended March 31, 2024, a decrease of $1.5 million, or 28%, compared to $5.2 million in the same period of the prior year. The decrease was primarily due to lower headcount pursuant to the strategic streamlining plan implemented in the third quarter of 2023. As a percentage of revenues, sales and marketing expense decreased to 23% in the first quarter of 2024, compared to 29% in the prior year period.

General and administrative expense

We had general and administrative expense of $2.9 million for the three months ended March 31, 2024, a decrease of $1.0 million, or 26%, compared to $3.9 million in the same period of the prior year. The decrease was primarily due to decrease in headcount related costs pursuant to the strategic streamlining plan, lower stock based compensation expense, lower insurance, legal and professional expense, partially offset by higher dues and subscriptions costs. As a percentage of revenues, general and administrative expense decreased to 18% in the first quarter of 2024, as compared to 21% in the prior year period.

Other income, net

We had total other income, net of $0.8 million for the three months ended March 31, 2024 compared to $0.4 million in the same period of the prior year. The increase was due to interest income from increased investments in U.S. treasury bills, U.S. government money market funds, debt securities and higher rates on short term government debt and money market funds.

Income tax provision

We had income tax provision of $1.7 million for the three months ended March 31, 2024 and March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was 22% compared to 25% in the same period of the prior year. The decrease in effective tax rate was primarily due to higher tax benefits associated with employee stock-based compensation.

Net income

We had net income of $6.1 million, or $0.88 per basic share and $0.78 per diluted share, for the three months ended March 31, 2024, an increase of $1.1 million, or 22%, compared to a net income of $5.0 million, or $0.74 per basic share and $0.63 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $62.9 million at March 31, 2024 compared to $57.3 million at December 31, 2023, and total current liabilities of $5.9 million at March 31, 2024 compared to $6.2 million at December 31, 2023. As of March 31, 2024, we had working capital of approximately $66.0 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12 month period following March 31, 2024, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts and treasury bills. At March 31, 2024, we held approximately $10.5 million of U.S. Treasury bill, $45.5 million in U.S.government money market fund account and the remaining cash of $6.9 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $5.6 million of net cash from operating activities for the three months ended March 31, 2024, compared to $0.9 million of net cash from operating activities for the same period of the prior year. The change was primarily due to generation of additional net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $0.2 million and were primarily due to loss on disposal of assets for lease of $0.2 million and depreciation of $0.2 million, partially offset by deferred tax expense of $0.2 million. Changes in operating assets and liabilities used $0.7 million of net cash. These changes in operating assets and liabilities included an increase in prepaid expenses and other assets of $0.5 million, decrease in accrued expenses of $0.2 million and decrease of other current and non-current liabilities of $0.1 million, partially offset by a decrease of trade receivable of $0.1 million.

Investing activities

We used $0.1 million of net cash from investing activities for the three months ended March 31, 2024, primarily to purchase assets for lease.

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

Financing activities

We generated $12 thousand in net cash from financing activities during the three months ended March 31, 2024, which reflects proceeds from exercise of stock options of $56 thousand, partially offset by payment of taxes withheld for stock grants of $44 thousand.

We used $0.1 million in net cash from financing activities during the three months ended March 31, 2023, which reflects payment of taxes withheld for stock grants of $0.1 million.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended March 31, 2024.

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

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on April 19, 2023)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's Quarterly Report on Form 10-Q for the three months ended March 31, 2024 is formatted in Inline XBRL and it is contained in Exhibit 101

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

May 8, 2024	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)