Form 10-Q
period 2024-06-30
Semler Scientific, Inc.
filed 2024-08-06
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, there were 7,133,788 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could,” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and

●	implementation of our bitcoin treasury strategy and its effects on our business

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements throughout this quarterly report on Form 10-Q.

You should read this quarterly report on Form 10-Q and the documents that we reference herein and therein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report on Form 10-Q is accurate as of the date we file this report only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in Part II, Item 1A, as well as under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

This quarterly report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

RISK FACTOR SUMMARY

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our common stock speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. Before making investment decisions regarding our common stock, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.

●	If we do not successfully implement our business strategy, including our recently announced bitcoin treasury strategy, our business and results of operations will be adversely affected.

●	We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful. Recent changes in the regulatory reimbursement landscape, such as the 2023 “Advance Notice” issued by CMS could impact the perceived profitability of using our products to aid diagnosis of peripheral arterial disease, or PAD.
●	We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is generally but not specifically approved for reimbursement under any third-party payor codes.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remediated our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	The availability of spot bitcoin ETPs may adversely affect the market price of our common stock.
●	Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.
●	The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.
●	Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.
●	Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues	$14,465	$18,605	$30,368	$36,811
Operating expenses:
Cost of revenues	1,255	1,219	2,501	2,488
Engineering and product development	1,440	1,762	2,578	3,392
Sales and marketing	3,456	4,985	7,131	10,177
General and administrative	2,964	3,459	5,832	7,318
Total operating expenses	9,115	11,425	18,042	23,375
Income from operations	5,350	7,180	12,326	13,436
Interest and dividend income	714	597	1,534	1,080
Change in fair value of notes held for investment	128	(111)	128	(217)
Change in fair value of digital assets	(5,055)	—	(5,055)	—
Other (expense) income, net	(4,213)	486	(3,393)	863
Pre-tax income	1,137	7,666	8,933	14,299
Income tax provision	1,126	1,787	2,849	3,451
Net income	$11	$5,879	$6,084	$10,848
Net income per share, basic	$0.00	$0.88	$0.88	$1.62
Weighted average number of shares used in computing basic net income per share	6,944,664	6,707,341	6,918,709	6,704,306
Net income per share, diluted	$0.00	$0.75	$0.78	$1.38
Weighted average number of shares used in computing diluted net income per share	7,795,149	7,867,001	7,789,101	7,887,584

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	June 30,	December 31,
	2024	2023
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$7,332	$57,200
Restricted cash	132	132
Trade accounts receivable, net of allowance for credit losses of $243 and $287, respectively	7,470	6,125
Short-term notes held for investments	6,100	—
Inventory, net	385	445
Prepaid expenses and other current assets	2,271	2,042
Total current assets	23,690	65,944
Assets for lease, net	1,768	2,285
Property and equipment, net	620	720
Long-term investments	512	512
Notes held for investment	—	5,372
Intangible digital assets	54,945	—
Other non-current assets	127	270
Deferred tax assets, net of valuation allowance of $1,207 and $0, respectively	3,124	2,962
Total assets	$84,786	$78,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$227	$402
Accrued expenses	5,086	4,502
Deferred revenue	840	1,120
Other short-term liabilities	211	176
Total current liabilities	6,364	6,200

Long-term liabilities:
Other long-term liabilities	24	70
Total long-term liabilities	24	70
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,202,146 and 7,099,441 shares issued, and 6,987,724 and 6,885,019 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	12,504	11,985
Retained earnings	65,887	59,803
Total stockholders’ equity	78,398	71,795

Total liabilities and stockholders’ equity	$84,786	$78,065

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended June 30, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at March 31, 2023	6,920,643	$7	(214,422)	$17,005	$44,189	$61,201
Common stock warrants acquired	—	—	—	(1,949)		(1,949)
Employee stock grants	3,875	—	—	152	—	152
Taxes paid related to net share settlement of equity awards	(1,072)	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	7	—	7
Net income	—	—	—	—	5,879	5,879
Balance at June 30, 2023	6,923,446	$7	(214,422)	$15,188	$50,068	$65,263

	For the Six Months Ended June 30, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	(1,949)	—	(1,949)
Employee stock grants	21,923	—	—	846	—	846
Taxes paid related to net share settlement of equity awards	(5,021)	—	—	(172)	—	(172)
Stock-based compensation	—	—	—	14	—	14
Net income	—	—	—	—	10,848	10,848
Balance at June 30, 2023	6,923,446	$7	(214,422)	$15,188	$50,068	$65,263

	For the Three Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at March 31, 2024	7,134,193	$7	(214,422)	$12,023	$65,876	$77,906
Employee stock grants	6,546	—	—	150	—	150
Stock option exercises	61,407	—	—	213	—	213
Stock-based compensation		—	—	118	—	118
Net income	—	—	—	—	11	11
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	$65,887	$78,398

	For the Six Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Employee stock grant	6,546	—	—	150	—	150
Taxes paid related to net share settlement of equity awards	(1,029)	—	—	(45)	—	(45)
Stock option exercises	97,188	—	—	269	—	269
Stock-based compensation	—	—	—	145	—	145
Net income	—	—	—	—	6,084	6,084
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	$65,887	$78,398

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,084	$10,848

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	346	279
Deferred tax expense	(163)	(207)
Loss on disposal of assets for lease	319	114
Gain on short-term investments	—	(237)
Allowance for credit losses	(44)	92
Change in fair value of notes held for investment	(128)	217
Change in fair value of digital assets	5,055	—
Stock-based compensation	295	860
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,292)	(2,240)
Inventory	60	(7)
Prepaid expenses and other current assets	(135)	(950)
Other non-current assets	43	106
Accounts payable	(175)	(326)
Accrued expenses	584	3,495
Other current and non-current liabilities	(291)	13
Net Cash Provided by Operating Activities	10,558	12,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48)	(260)
Purchase of notes held for investment	(500)	(500)
Purchase of digital assets	(60,000)	—
Proceeds from maturities of short-term investments	—	57,707
Purchase of short-term investments	—	(49,728)
Purchase of assets for lease		(674)
Net Cash (Used in) Provided by Investing Activities	(60,548)	6,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of warrants	—	(1,949)
Taxes paid related to net settlement of equity awards	(45)	(172)
Stock issuance expenses	(102)	—
Proceeds from exercise of stock options	269	—
Net Cash Provided by (Used in) Financing Activities	122	(2,121)
(DECREASE) INCREASE IN CASH	(49,868)	16,481
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,332	23,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,464	$39,495

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

1.Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Intangible Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoin. The Company’s digital assets are initially recorded at cost and subsequently, remeasured to fair value at the end of each reporting period, with changes recognized in net income.

The Company purchases bitcoins for long term investment. It intends to hold its digital assets for long term gains and treats them as long term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. A valuation allowance is recorded for unrealized capital losses. See Note 10 to the Unaudited Condensed Financial Statements for additional information regarding the Company’s purchases and sales of digital assets.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The standard is effective for the Company for interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. Early adoption is permitted in any interim or annual period for which an entity's financial statements have not been issued as of the beginning of the annual reporting period. The Company early adopted ASU 2023-08 in the

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

second quarter ended June 30, 2024, effective retroactively as of January 1, 2024 with no cumulative-adjustment to the retained earnings as of beginning of the annual period of adoption.

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $6,981 and $8,376 for the three months ended June 30, 2024 and 2023, respectively. Total fees from variable-fee licenses represent approximately $14,988 and $16,938 for the six months ended June 30, 2024 and 2023, respectively. Total sales of hardware and equipment accessories represent approximately $710 and $611 of revenues for the three months ended June 30, 2024 and 2023, respectively. Total sales of hardware and equipment accessories represent approximately $1,527 and $951 of revenues for the six months ended June 30, 2024 and 2023, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 14 to the Unaudited Condensed Financial Statements for more information.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net of $7,470 and $6,125 as of June 30, 2024 and December 31, 2023, respectively, include $5,123 and $3,373, respectively, related to revenue recognized under ASC 606.

As of June 30, 2024, the allowance for credit losses was $243. During the three months period ended June 30, 2024, the Company provided an additional reserve of $31 and recovered $27 from customers. During the six months period ended June 30, 2024, the Company provided an additional reserve of $31 and recovered $75 from customers. The allowance for credit losses as of December 31, 2023, was $287.

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $385 and $445 as of June 30, 2024 and December 31, 2023, respectively.

5.           Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 14 to the Unaudited Condensed Financial Statements).

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Assets for lease consist of the following:

	June 30,	December 31,
	2024	2023
Assets for lease	$2,906	$3,375
Less: accumulated depreciation	(1,138)	(1,090)
Assets for lease, net	$1,768	$2,285

Depreciation expense amounted to $74 and $77 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense amounted to $151 and $147 for the six months ended June 30, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned and retired items was $50 and $67 for the three months ended June 30, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned and retired items was $104 and $264 for the six months ended June 30, 2024 and 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $130 and $36 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $319 and $114 for the six months ended June 30, 2024 and 2023, respectively.

6.            Property and Equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023
Property and equipment, gross	$1,591	$1,544
Less: accumulated depreciation	(971)	(824)
Property and equipment, net	$620	$720

Depreciation expense amounted to $73 for each of the three months ended June 30, 2024 and 2023, respectively. Depreciation expense amounted to $147 and $132 for the six months ended June 30, 2024 and 2023, respectively

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	June 30,	December 31,
	2024	2023
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of June 30, 2024 and December 31, 2023 was approximately $512.

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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of June 30, 2024 and December 31, 2023, the Company determined that there was no impairment for the investment in SYNAPS Dx.

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of June 30, 2024
U.S. Government money market fund accounts	$3,551	$—	$—	$3,551
(Included in cash and cash equivalents)
Bitcoin investments	54,945	—	—	54,945
(Included in Intangible digital assets)
Investment in debt securities	—	—	5,000	5,000
(Included in short-term notes held for investment)
Total Assets	$58,496	$—	$5,000	$63,496

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
U.S. Government money market fund accounts	$41,373	$—	$—	$41,373
(Included in cash and cash equivalents)
U.S. Treasury bill	—	10,494	—	10,494
(Included in cash and cash equivalents)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$41,373	$10,494	$4,372	$56,239

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, bitcoins, U.S. treasury bill investments and debt securities. Because carrying values of cash, trade receivables, and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. Bitcoins purchased for investments, which are included in Intangible digital assets are classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation. The Company also invested in non-convertible promissory notes and equity securities in a privately held company, which were recorded on cost basis. See Notes 7 and 9 to the Unaudited Condensed Financial Statements for more information.

The Company's privately held debt security is recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework.

As of June 30, 2024, the Company valued the debt security at face value of $5,000 as the issuer of the debt security notified their intention to repay the debt before the maturity date of December 6, 2024. The Company valued the debt security at face value due to the expected repayment. The fair value of the Company’s privately held debt security was estimated at $4,372 as of December 31, 2023.

9.Notes Held for Investment

Notes receivable consists of the following for the periods presented:

	June 30,	December 31,
	2024	2023
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	5,100	4,372
Total notes held for investment	$6,100	$5,372

In June 2022, the Company loaned Mellitus an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature in three years unless accelerated due to an event of default as provided in the notes. Repayment of notes is secured by a first priority interest in all of Mellitus’ assets. As of June 30, 2024, this note was reclassified to short-term notes held for investments.

In December 2022, the Company entered into a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5,000 in available funding, which was fully drawn down as of June 30, 2024. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note together with $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note). Monarch notified the Company of its intention to repay the debt before its maturity. Hence, this note, including transaction fees receivable of $100, was reclassified to short-term notes held for investment as of June 30, 2024. As of December 31, 2023, the note was classified as long-term note held for investment.

The Company made an irrevocable election to account for the Mellitus and Monarch debt securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of such debt securities in accordance with ASC 820. The Company made the fair value option election to present the debt securities in their entirety at fair value, which it

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of June 30, 2024 and December 31, 2023, the Company estimated the fair value of the Monarch debt security to be $5,100, which includes transaction fees receivable of $100 and $4,372, respectively.

The Company recognizes interest income on the Monarch debt securities, which is included in interest and dividend income in the Unaudited Condensed Statements of Income. For the three months ended June 30, 2024 and 2023, the Company recognized $133 and $118 of interest income from Monarch and Mellitus notes, respectively, which is included in prepaid expenses and other current assets. For the six months ended June 30, 2024 and 2023, the Company recognized $258 and $227, of interest income from Monarch and Mellitus notes, respectively. Accrued interest is included in prepaid and other current assets. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the six months ended June 30, 2024, the Company recorded change in fair value of $128.

10.Intangible Digital Assets

On May 28, 2024, the Company announced that its board of directors adopted bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds bitcoins for long term investment purposes. The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin, which are included in Intangible digital assets in the Unaudited Condensed Balance Sheets. As of June 30, 2024, there were no contractual restrictions on the sale of bitcoins.

Bitcoin Investment

The Company early adopted ASU No. 2023-08 in the second quarter of 2024 effective retroactively as of January 1, 2024. See Recently Adopted Accounting Pronouncement in Note 1 to the Unaudited Condensed Financial Statements.

The Company’s bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through “Other (expense) income, net” in the Company’s Unaudited Condensed Statements of Income. As of June 30, 2024, the Company held approximately 877 bitcoins with a cost basis of $60,000 (all of which were purchases in the quarter ended June 30, 2024) and a fair value of $54,945.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s Intangible digital assets held:

	For the	For the
	Three-Months	Six-Months
	Period Ended	Period Ended
	June 30, 2024	June 30, 2024

Intangible digital assets held:
Beginning balance at fair value	$—	$—
Additions	60,000	60,000
Dispositions	—	—
Unrealized gain, net	87	87
Unrealized loss, net	(5,142)	(5,142)
Ending Balance	$54,945	$54,945

11. Other Non-current assets

Other non-current assets consist of the following for the periods presented:

	June 30,	December 31,
	2024	2023
Other	$127	$270
Total other non-current assets	$127	$270

Other includes right-of-use assets (“ROU”) of $108 and long-term deposits of $19 as of June 30, 2024. As of December 31, 2023, ROU asset of $150, miscellaneous receivable of $100 and long term deposits balances of $20, respectively.

12.Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Compensation	$2,697	$2,008
Accrued Taxes	1,708	1,991
Miscellaneous Accruals	681	503
Total Accrued Expenses	$5,086	$4,502

13.Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, bitcoins and accounts receivable.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the Company held deposits of $3,913 and $5,465, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds in the amount of $3,551 as of June 30, 2024. As of December 31, 2023, the Company invested in U.S. treasury bills of $10,494 and U.S.government money markets funds of $41,373. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions. The Company invested in bitcoins of $60,000 as of June 30, 2024. Fair value of bitcoins as of June 30, 2024 was $54,945.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended June 30, 2024, three customers (including affiliates) accounted for 43.6%, 26.6% and 10.8% of the Company’s revenues, respectively. For the three months ended June 30, 2023, two customers (including affiliates) accounted for 37.2% and 33.5% of the Company’s revenues, respectively. For the six months ended June 30, 2024, three customers accounted for 44.3%, 25.6% and 10.6%, of the Company’s revenues, respectively. For the six months ended June 30, 2023, two customers accounted for 39.0% and 33.5%, of the Company’s revenues, respectively. As of June 30, 2024, three customers accounted for 54.3%, 16.0%, and 12.8% of the Company’s accounts receivable, respectively. As of December 31, 2023, three customers accounted for 27.5%, 27.5%, and 23.6% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the six months ended June 30, 2024 is a U.S. diversified healthcare company and its affiliated plans.

As of June 30, 2024, three vendors accounted for 24.7%, 21.8% and 11.5% of the Company’s accounts payable, respectively. As of December 31, 2023, two vendors accounted for 24.0% and 10.1% of the Company’s accounts payable, respectively.

14.Leases

Lessee Arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025.

As of June 30, 2024, the remaining lease term is 15 months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized facilities lease expenses of $44 and $44 for the six months ended June 30, 2024 and 2023, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of June 30, 2024:

Total
2024 Remaining period	47
2025	71
Total undiscounted future minimum lease payments	118
Less: present value discount	(2)
Total lease liabilities	116
Lease expense in excess cash payment	(8)
Total ROU asset	$108

As of June 30, 2024, the Company’s ROU asset was $108, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current and noncurrent lease liabilities were $92 and $24, respectively, which were recorded on the Company’s balance sheet as other short-term liabilities and other long-term liabilities, respectively. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended June 30, 2024 and 2023, the Company recognized approximately $6,774 and $9,618, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. During the six months ended June 30, 2024 and 2023, the Company recognized approximately $13,853 and $18,922, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are included in Assets for Lease, net on the Unaudited Condensed Balance Sheets as Assets (see Note 5).

15.Commitments and Contingencies

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

401(K) Plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three month periods ended June 30, 2024 and 2023, the Company matched $71 and $104, respectively. For the six month periods ended June 30, 2024 and 2023, the Company matched $135 and $205, respectively.

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay back the retention credit earned, along with penalties. As of June 30, 2024, the

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Company has collected $1.24 million in this retention credit. No credit was claimed for the three months ended June 30, 2024 and 2023.

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

16.Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share. Each holder of shares of common stock is entitled to one vote for each share held.

Issuance of Common Stock

On June 6, 2024, the Company filed a shelf registration statement on Form S-3, and filed amendments thereto on July 11, 2024 and July 31, 2024, under which the Company may, from time to time, once declared effective, offer common stock at-the-market price up to a total amount of $150 million.

At the same time, the Company filed an “at the market” offering prospectus covering the offering, issuance and sale of up to $50.0 million of common stock that may be issued and sold from time to time under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co once the registration statement is declared effective. Upon termination of the Sales Agreement or suspension or termination of the “at the market” offering prospectus, any amounts included in that prospectus that remain unsold will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the Sales Agreement, the full $50.0 million of securities may be sold in other offerings pursuant to the base prospectus and a corresponding prospectus supplement once the registration statement is declared effective.

17.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (“2007 Plan”) and stock options and restricted stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). As of June 30, 2024, there were no longer any awards outstanding options under the 2007 Plan. Stockholder approval of the 2014 Plan (which expired per its terms on July 24, 2024) became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the Share Reserve. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2024, the Share Reserve increased by 275,401. The Share Reserve is currently 3,858,289 shares as of June 30, 2024.

As of June 30, 2024, there were 1,909,361 shares of an aggregate total of 3,858,289 shares available for future stock-based compensation grants under the 2014 Plan.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Treasury Stock Acquired- Related Party Transaction

On March 14, 2022, the Company’s board of directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Since the inception of the program, the Company purchased 148,500 shares at a cost of approximately $4,991 as of June 30, 2024.

Stock Awards

The Company granted fully vested stock awards of 6,546 shares of common stock to the non-employee members of the board of directors during the six months ended June 30, 2024. Fair value of these stock awards on grant date was $150. The Company granted fully vested stock awards of 21,923 shares of common stock to non-employee members of the board of directors and employees as compensation during the six months ended June 30, 2023. Net shares issued after deducting taxes paid on these grants were 16,902. Fair value of these stock awards on grant date was $798.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2024 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2024 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2023	1,021,785	$3.84	3.76	$41,333
Options granted	173,700	$23.04	—	—
Options exercised	(97,188)	2.81	—	—
Balance, June 30, 2024	1,098,297	$6.94	3.22	$30,158
Exercisable as of June 30, 2024	915,976	$3.68	1.77	$28,138

  As of June 30, 2024, the fair value of unvested stock options was approximately $2,539. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.22 years.

During the six months ended June 30, 2024, the Company granted 173,700 stock options to the employees and non-executive members of the board of directors with an exercise price ranging from $22.92 to $23.32 and grant date fair value ranging from $10.35 to $14.97. In applying the Black-Scholes options pricing model, following assumptions were used: 1) expected price volatility range of 62.3%-77.2%; risk-free interest rate range of 4.5%-4.9%; expected term range of 2-7 years; and no dividend yield.

Employee options have vesting terms of 1/4th of options being vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the vested ratio equals 1/1. Non-executive members of board of directors have vesting terms of 1/24th of options being vested per month over a period of two years. No options were granted during the six month period ended June 30, 2023.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

The following table represents the stock based compensation for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30
	2024	2023	2024	2023
Cost of Revenues	$10	$—	$14	$—
Engineering and Product Development	9	—	13	45
Sales and Marketing	30	127	34	298
General and Administrative	219	32	234	517
Total	$268	$159	$295	$860

18.Income Taxes

The Company’s income tax provision for the three months ended June 30, 2024 and 2023 was $1,126 and $1,787, respectively. The Company’s income tax provision for the six months ended June 30, 2024 and 2023 was $2,849 and $3,451, respectively. The income tax provision reflects the Company’s estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of income.

The effective tax rate for the three and six months ended June 30, 2024 was 99.03% and 31.89%, compared to 23.31% and 24.13%, in the same period of the prior year. The increase in effective tax rate for the three and six months ended June 30, 2024 was primarily due to the valuation allowance related to net unrealized capital losses incurred for the three and six months ended June 30, 2024, partially reduced by higher tax benefits associated with employee stock-based compensation.

The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans, and federal research and development (“R&D”) credit benefit and valuation allowance associated with the Company’s digital assets investments. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), and federal and state R&D credit benefit.

As of June 30, 2024, and December 31, 2023, the Company had $580 and $470, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions, which was $119 and $87 as of June 30, 2024 and December 31, 2023, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) were signed into law in the United States. Among other things, the CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s financial statements as of June 30, 2024.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

19.Net Income Per Share, Basic and Diluted

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

Basic and diluted EPS is calculated as follows:

	Three months ended June 30,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,944,664	$11	$0.00	6,707,341	$5,879	$0.88
Common stock warrants	—	—		39,292	—
Common stock options	850,485	—		1,120,368	—
Diluted	7,795,149	$11	$0.00	7,867,001	$5,879	$0.75

	Six months ended June 30,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,918,709	$6,084	$0.88	6,704,306	$10,848	$1.62
Common stock warrants		—		58,083	—
Common stock options	870,392	—		1,125,195	—
Diluted	7,789,101	$6,084	$0.78	7,887,584	$10,848	$1.38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q and with the audited financial statements and notes for the fiscal year ended December 31, 2023, and the information under the headings “Risk Factors” in Part II, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the SEC on March 7, 2024, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Part II, Item 1A herein.

Overview

We are a company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers. Our mission is to develop, manufacture and market innovative products and services that assist our customers combat chronic diseases. Our patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of cardiovascular diseases, such as peripheral arterial disease, or PAD. We also invest in bitcoin and have adopted bitcoin as our primary treasury asset.

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

In the three months ended June 30, 2024, we had total revenues of $14.5 million and net income of $11 thousand, compared to total revenues of $18.6 million and net income of $5.9 million in the same period in 2023. In the six months ended June 30, 2024, we had total revenues of $30.4 million and net income of $6.1 million, compared to total revenues of $36.8 million and net income of $10.8 million in the same period in 2023.

Recent Developments

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin Treasury Strategy

On May 28, 2024, we announced that our board of directors adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs and that we purchased 581 bitcoins for an aggregate amount of $40.0 million. On June 6, 2024, we announced the purchase of an additional 247 bitcoins for an aggregate amount of $17.0 million. On June 28, 2024, we purchased an additional 49 bitcoins for $3.0 million. In July 2024, we purchased an additional 52 bitcoins for a total of $3.0 million. All purchase amounts include fees and expenses.

As of June 30, 2024, the fair value of our digital assets (comprised of approximately 877 bitcoins) was $54.9 million, which reflects a cumulative reduction in fair value of $5.1 million since acquisition. As of June 30, 2024, the original cost basis of our bitcoins was $60.0 million.

We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared to gold, which has been viewed as a dependable store of value throughout history. Gold’s value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2024, the price of gold has traded higher than $2,400 per ounce. As of July 2024, the total market capitalization of gold was approximately $16.1 trillion compared to approximately $1.1 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $26,000 per bitcoin and above $70,000 per bitcoin on

Coinbase in the 12 months preceding the date of this prospectus. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization 16 times higher than the market capitalization of bitcoin as of July 2024. Given our belief that bitcoin is a comparable and possibly better store of value than gold, we believe that bitcoin has the potential to approach or exceed the value of gold over time. Given the substantial gap in value between gold and bitcoin based on current market capitalization, we believe that bitcoin has the potential to generate outsize returns as it gains increasing acceptance as “digital gold.” We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase cryptocurrency assets other than bitcoin.

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

Results of Operations

Three Months ended June 30, 2024 Compared to Three Months ended June 30, 2023

Revenues

We had revenues of $14.5 million for the three months ended June 30, 2024, compared to $18.6 million in the same period of 2023. The primary reason for the decrease in revenues was the introduction of volume pricing tiers for some of our largest customers, as well as the the CMS rate announcement.

Operating expenses

We had total operating expenses of $9.1 million for the three months ended June 30, 2024, a decrease of $2.3 million or 20%, compared to $11.4 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 63% in the second quarter of 2024 as compared to 61% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.3 million for the three months ended June 30, 2024, an increase of $0.1 million, or 3% compared to $1.2 million for the same period in 2023. As a percentage of revenues, cost of revenues was 9% in the second quarter of 2024, compared to 7% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.4 million for the three months ended June 30, 2024, a decrease of $0.4 million, or 18%, compared to $1.8 million for the same period in 2023. The decrease was primarily due to lower headcount related costs pursuant to the strategic streamlining plan implemented in the third quarter of 2023 and lower consulting expenses, partially offset by higher clinical studies expenses. As a percentage of revenues, engineering and product development expense was at 10% in the second quarter of 2024, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.5 million for the three months ended June 30, 2024, a decrease of $1.5 million, or 31%, compared to $5.0 million in the same period of the prior year. The decrease was primarily due to lower headcount pursuant to the strategic streamlining plan implemented in the third quarter of 2023, lower stock based compensation expenses, lower trade show expenses, lower travel expenses and lower consulting expenses. As a percentage of revenues, sales and marketing expense decreased to 24% in the second quarter of 2024, compared to 27% in the prior year period.

General and administrative expense

We had general and administrative expense of $2.9 million for the three months ended June 30, 2024, a decrease of $0.6 million, or 16%, compared to $3.5 million in the same period of the prior year. The decrease was primarily due to decrease in headcount related costs pursuant to the strategic streamlining plan, lower audit and tax expenses, legal and professional expenses and other expenses, partially offset by higher stock based compensation expenses and dues and subscriptions costs. As a percentage of revenues, general and administrative expense increased to 20% in the second quarter of 2024, as compared to 19% in the prior year period.

Other (expense) income, net

We had total other expense net, of $4.2 million for the three months ended June 30, 2024 a decrease of $4.7 million, compared to other income, net of $0.5 million in the same period of the prior year. The decrease was primarily driven by a loss of $5.1 million resulting from the change in the fair value of our bitcoin.

Income tax provision

We had income tax provision of $1.1 million for the three months ended June 30, 2024, a decrease of $0.7 million or 37%, compared to $1.8 million for the same period of the prior year. The effective tax rate for the three months ended June 30, 2024 was 99% compared to 23% in the same period of the prior year. The increase in the effective tax rate for the three months ended June 30, 2024 was primarily due to the valuation allowance related to net unrealized capital losses incurred from the change in fair value of our bitcoin, partially reduced by higher tax benefits associated with employee stock-based compensation.

Net income

For the foregoing reasons, we had net income of $11 thousand, or breakeven for the three months ended June 30, 2024, a decrease of $5.9 million, or 100%, compared to a net income of $5.9 million, or $0.88 per basic share and $0.75 per diluted share, for the same period of the prior year.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

We had revenues of $30.4 million for the six months ended June 30, 2024, a decrease of $6.4 million, or 18%, compared to $36.8 million in the same period in 2023. The primary reason for the decrease in revenues was the introduction of volume pricing tiers for some of our largest customers, as well as the CMS rate announcement.

Operating expenses

We had total operating expenses of $18.0 million for the six months ended June 30, 2024, a decrease of $5.4 million or 23%, compared to $23.4 million in the same period in the prior year. The decrease was primarily due to lower headcount related costs pursuant to the strategic streamlining plan implemented in the third quarter of 2023. As a percentage of revenues, operating expenses decreased to 59% in the first six months of 2024 as compared to 64% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2.5 million for the six months ended June 30, 2024, with no change from the same period of the prior year. As a percentage of revenues, cost of revenues was 8% in the first half of 2024, compared to 7% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $2.6 million for the six months ended June 30, 2024, a decrease of $0.8 million, or 24%, compared to $3.4 million in the same period of the prior year. The decrease was primarily due to lower headcount related costs pursuant to the strategic streamlining plan implemented in the third quarter of 2023 and lower consulting expenses, partially offset by higher clinical studies expenses. As a percentage of revenues, engineering and product development expenses were flat at 9% in the first six months of 2024, compared to the prior year period.

Sales and marketing expense

We had sales and marketing expense of $7.1 million for the six months ended June 30, 2024, a decrease of $3.1 million, or 30%, compared to $10.2 million in the same period of the prior year. The decrease was primarily due to lower headcount pursuant to the strategic streamlining plan implemented in the third quarter of 2023, lower stock based expenses, lower trade show expenses, lower travel expenses, lower consulting expenses and lower other expenses. As a percentage of revenues, sales and marketing expense decreased to 24% in the first six months of 2024, as compared to 28% in the prior year period.

General and administrative expense

We had general and administrative expense of $5.8 million for the six months ended June 30, 2024, a decrease of $1.5 million, or 20%, compared to $7.3 million in the same period of the prior year. The decrease was primarily due to decrease in headcount related costs pursuant to the strategic streamlining plan, lower audit and tax expenses, legal and professional expense, and lower stock based compensations expenses, partially offset by higher dues and subscriptions costs. As a percentage of revenues, general and administrative expense decreased to 19% in the first six months of 2024, as compared to 20% in the prior year period.

Other (expense) income, net

We had total other expense, net of $3.4 million for the six months ended June 30, 2024, compared to total other income, net of $0.9 million in the same period of the prior year. The decrease of $4.3 million was primarily driven by a loss of $5.1 million from the change in fair value of our bitcoin.

Income tax provision

We had income tax provision of $2.8 million for the six months ended June 30, 2024, a decrease of $0.6 million or 17%, compared to $3.4 million in the prior year period. The effective tax rate for the six months ended June 30, 2024 was 32%, compared to 24%, in the same period of the prior year. The increase in our effective tax rate was primarily due to lower tax benefits associated with stock-based compensation plans and the valuation allowance related to net unrealized capital losses incurred due to the change in fair value of our bitcoin investments.

Net income

For the foregoing reasons, we had net income of $6.1 million, or $0.88 per basic share and $0.78 per diluted share, for the six months ended June 30, 2024, a decrease of $4.7 million, or 44%, compared to a net income of $10.8 million, or $1.62 per basic share and $1.38 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $7.5 million at June 30, 2024 compared to $57.3 million at December 31, 2023, and total current liabilities of $6.4 million at June 30, 2024 compared to $6.2 million at December 31, 2023. As of June 30, 2024, we held approximately 877 bitcoins with an aggregate fair value of $55.0 million at such date. Our bitcoins are held offline in cold storage with multiple third-party providers. Digital assets like bitcoin depend on private keys to retrieve and transfer funds. A bitcoin is considered an indefinite-lived intangible asset, and our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “other income (expenses), net” in our condensed statement of income. We recognized an unrealized loss of $5.1 million from the remeasurement of fair value of our bitcoin investment during the second quarter of 2024. As of June 30, 2024, we had working capital of approximately $17.2 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12 month period following June 30, 2024, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts. At June 30, 2024, we held approximately $3.6 million in U.S. Government money market fund account and the remaining cash of $3.9 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in bitcoins, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $10.6 million of net cash from operating activities for the six months ended June 30, 2024, compared to $12.1 million of net cash from operating activities for the same period of the prior year. The change was primarily due to a reduction in net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $5.7 million and were primarily due to, loss in fair value of bitcoin of $5.1 million, loss on disposal of assets for lease of $0.3 million and depreciation of $0.3 million, stock based compensation of $0.3 million, partially offset by deferred tax expense of $0.2 million, and gain in fair value of notes held for investments of $0.1 million. Changes in operating assets and liabilities used $1.2 million of net cash. These changes in operating assets and liabilities included an increase in trade receivable of $1.3 million, a decrease in deferred revenue of $0.3 million, an increase in prepaid expenses and other assets of $0.2 million, and a decrease in trade payables of $0.2 million, partially offset by an increase in accrued expenses of $0.6 million.

Investing activities

We used $60.5 million of net cash from investing activities for the six months ended June 30, 2024, primarily to purchase $60.0 million of bitcoin, and purchase of a promissory note held for investments in the principal amount of $0.5 million.

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

Financing activities

We generated $0.1 million in net cash from financing activities during the six months ended June 30, 2024, which reflects proceeds from exercise of stock options of $0.3 million, partially offset by the payment of stock issuance expenses of $0.1 million and payment of taxes withheld for stock grants of $0.1 million.

We used $2.1 million in net cash from financing activities during the six months ended June 30, 2023, which reflects the purchase of common stock warrants of $1.9 million from our chief executive officer, and payment of taxes withheld for stock grants of $0.2 million.

Critical Accounting Policies and Estimates

On May 28, 2024, we announced that our board of directors adopted bitcoin as our primary treasury reserve asset. Our bitcoin treasury strategy includes acquiring bitcoin using cash flows from operations and proceeds from equity and debt financings.

Other than the above, there have been no material changes to our critical accounting policies and estimates described in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Bitcoin Market Price Risk.

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other (expense) income, net” on our condensed statements of income. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. See Part II, Item 1A, “Risk Factors,” for information regarding the risks related to our bitcoin holdings. As of June 30, 2024, the fair value of our bitcoin investment included in other non-current assets was $54.9 million, and for the three and six months ended June 30, 2024 we recognized a $5.1 million unrealized loss from the remeasurement of our bitcoin investment.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We implemented three new internal controls pertaining to the purchase and evaluation of Intangible digital assets during our second quarter ended June 30, 2024.

Other than the above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended June 30, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this quarterly report on Form 10-Q before deciding whether to purchase our common stock. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This quarerly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report on Form 10-Q.

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

We currently actively market only one vascular testing product, QuantaFlo. Although we have an exclusive marketing and distribution agreement for Insulin Insights, a software product line, in the United States, including Puerto Rico, for which we prepaid an aggregate of $2.5 million of software licenses, we did not generate meaningful revenues from distribution of our prepaid licenses, and we wrote off our prepaid licenses and a portion of our investment in December 2023. We also have a minority investment in NeuroDiagnostics Inc., doing business as SYNAPS Dx, which is developing an additional potentially complementary product offering, Discern, although such product is in early stages and may not ultimately fit with our strategy and customer base. We do not have any distribution agreement for Discern. In December 2022, we committed to loan up to $5.0 million through the purchase of a senior convertible promissory note to Monarch, a digital health company whose proprietary product, EndoTool, offers a technology-enabled approach to inpatient glycemic management. As of June 30, 2024, we loaned full amount of $5.0 million, which was committed by the senior convertible promissory note. We do not have any distribution agreement for EndoTool. Moreover, there is a risk that we may never receive repayment of our loans to Mellitus or Monarch, nor receive any benefit from our equity investment in SYNAPS Dx. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years.

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

Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as QuantaFlo to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with QuantaFlo by third-party payors is central to the acceptance of QuantaFlo and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. For example, the final 2024 CMS rate announcement for Medicare Advantage and Medicare Part D does not include risk-adjusted payments for PAD without complications. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with QuantaFlo if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 54 sales and marketing employees as of June 30, 2024. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or a large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the three months ended June 30, 2024, three customers (including affiliates) accounted for 43.6%, 26.6% and 10.8% of our revenues, respectively. For the six months ended June 30, 2024, three customers accounted for 44.3%, 25.6% and 10.6% of our revenues, respectively. As of June 30, 2024, three customers accounted for 54.3%, 16.0% and 12.8% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering such as by distributing licenses to Insulin Insights, are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

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

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs and receive increased compensation for their services. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Insulin Insights (for which we had an exclusive distribution agreement) and Discern, and in December 2022, we extended a loan to Monarch, maker of the software product EndoTool. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or that we will be repaid upon maturity of our loans. Notably, in the quarter ended December 31, 2023, we wrote-off our $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record additional impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion of the relevant regulatory regime, see “Business—Government Regulation” in the Annual Report. We cannot assure that any new medical devices or new uses or modifications for QuantaFlo that we develop, including our planned 510(k) for the use of QuantaFlo to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD, will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements. For a discussion of healthcare reform activity, see “Business—Government Regulation—Healthcare Reform” in the Annual Report.

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

We are subject to various healthcare fraud and abuse laws and regulations, as described “Business—Government Regulation—Healthcare Fraud and Abuse” in the Annual Report. We may be subject to liability under such laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

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

As of June 30, 2024, we have been issued, or have rights to, one U.S. patent (which on expires December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Risks Related to Our Bitcoin Treasury Strategy and Holdings

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A

REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $26,000 per bitcoin and above $70,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our common stock. See “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings” below.

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We only recently adopted our bitcoin treasury strategy and will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently own or will own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we early adopted as of January 1, 2024, and which requires us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings. The standard is effective for our interim and annual periods beginning January 1, 2025. Early adoption is permitted in any interim or annual period for which our financial statements have not been issued as of the beginning of the annual reporting period. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange traded products, or ETPs;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following our early adoption of ASU 2023-08 we are required to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of bitcoin, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin on our balance sheet. As of June 30, 2024, we held 877 bitcoins, which we acquired for $60.0 million during the quarter, inclusive of fees and expenses, with an aggregate value of $54.9 million due to an adjustment in their fair value of $5.1 million, and $7.5 million in cash, cash equivalents and restricted cash, compared to carrying no digital assets and having $51.8 million in cash, cash equivalents and short-term investments as of June 30, 2023.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot bitcoin ETPs may adversely affect the market price of our common stock.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, or NAV, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of approximately $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to bitcoin, it is possible that the value of our common stock may also have included a premium over the value of our bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to bitcoin, and that the value declined due to investors now having a greater range of options to gain exposure to bitcoin and investors choosing to gain such exposure through ETPs rather than our common stock.

Although we are an operating company providing technology solutions to improve the clinical effectiveness and efficiency of healthcare providers, and we believe we offer a different value proposition than a passive bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Regulation M, and other securities laws, which enable spot bitcoin ETPs to continuously align the value of their shares to the price of the underlying bitcoin they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily NAV. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles that offer economic exposure to bitcoin, such as bitcoin futures ETFs and leveraged bitcoin futures ETFs, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot bitcoin ETPs on U.S. national securities exchanges could have a material adverse effect on the market price of our common stock.

Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted elsewhere in these Risk Factors, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX Trading’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin treasury strategy.

As of June 30, 2024, we held an aggregate 877 bitcoins, which we acquired for $60.0 million, inclusive of fees and expenses, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this quarterly report on Form 10-Q, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this quarterly report on Form 10-Q, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and

Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians carry insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this quarterly report on Form 10-Q.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, see “Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” elsewhere in these Risk Factors. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our bitcoin (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held bitcoin are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A“hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the crypto asset.

The bitcoin has been subject to “forks” that resulted in the creation of new networks, including bitcoin cash ABC, bitcoin cash SV, bitcoin diamond, bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the bitcoin cash and bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We execute trades through our U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. While we expect our third party service providers to conduct their business in compliance with applicable laws and regulations and in accordance with our contractual arrangements, there is no guarantee that they will do so. Accordingly, we are exposed to risk that our due diligence procedures may fail. If we are found to have transacted in bitcoin with bad actors that have used bitcoin to launder money or with persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

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

Our amended and restated bylaws further provide that a federal district court of the United States is the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These provisions further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new bitcoin strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	our bitcoin treasury strategy;
●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against these companies. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover us in the event of liability claims, and as of the date of this quarterly report on Form 10-Q, no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.

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

We have taken advantage of reduced reporting burdens in this quarterly report on Form 10-Q. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including, for example, under our “at-the-market” program when our registration statement on Form S-3 (333-280013) initially filed on June 6, 2024 is effective. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in such an offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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
10.1

Controlled Equity Offering℠ Sales Agreement, dated June 6, 2024, by and between Semler Scientific, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.2 of our Form S-3 (333-280013) filed with the Securities and Exchange Commission on June 6, 2024).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's quarterly report on Form 10-Q for the three months ended June 30, 2024 is formatted in Inline XBRL and it is contained in Exhibit 101

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

August 6, 2024	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)