Form 10-Q
period 2024-09-30
Semler Scientific, Inc.
filed 2024-11-05
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 7,266,242 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could,” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	implementation of our bitcoin treasury strategy and its effects on our business;

●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo; and

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues.

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

●	If we do not successfully implement our business strategy, including our bitcoin treasury strategy, our business and results of operations will be adversely affected.

●	We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful. Recent changes in the regulatory reimbursement landscape, such as the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs issued by CMS has impacted the perceived profitability of using our products to aid diagnosis of peripheral arterial disease, or PAD.
●	We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is not specifically approved for reimbursement under any third-party payor codes.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	The applicable healthcare fraud and abuse laws and regulations, along with the increased enforcement environment, may lead to an enforcement action targeting us, which could adversely affect our business.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remediated our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	The availability of spot bitcoin exchange traded products, or ETPs may adversely affect the market price of our common stock.
●	Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.
●	The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.
●	Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.
●	Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Income

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenues	$13,512	$16,316	$43,881	$53,127
Operating expenses:
Cost of revenues	1,156	1,111	3,657	3,599
Engineering and product development	1,186	1,174	3,764	4,566
Sales and marketing	2,976	3,423	10,107	13,601
General and administrative	3,129	3,710	8,962	11,028
Strategic streamlining	—	599	—	599
Total operating expenses	8,447	10,017	26,490	33,393
Income from operations	5,065	6,299	17,391	19,734
Interest and dividend income	168	692	1,699	1,772
Change in fair value of notes held for investment	—	—	128	(217)
Change in fair value of digital assets	1,137	—	(3,918)	—
Other income (expense)	5	(3)	8	(3)
Other income (expense), net	1,310	689	(2,083)	1,552
Pre-tax income	6,375	6,988	15,308	21,286
Income tax provision	766	1,474	3,615	4,924
Net income	$5,609	$5,514	$11,693	$16,362
Net income per share, basic	$0.80	$0.82	$1.68	$2.44
Weighted average number of shares used in computing basic net income per share	7,045,108	6,717,301	6,961,095	6,708,675
Net income per share, diluted	$0.72	$0.71	$1.50	$2.09
Weighted average number of shares used in computing diluted net income per share	7,771,088	7,818,236	7,783,350	7,847,390

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	September 30,	December 31,
	2024	2023
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$6,568	$57,200
Restricted cash	133	132
Trade accounts receivable, net of allowance for credit losses of $266 and $287, respectively	6,667	6,125
Short-term notes held for investment	6,100	—
Inventory, net	380	445
Prepaid expenses and other current assets	1,646	2,042
Total current assets	21,494	65,944
Assets for lease, net	1,737	2,285
Property and equipment, net	548	720
Long-term investments	512	512
Notes held for investment	—	5,372
Intangible digital assets	64,482	—
Other non-current assets	106	270
Deferred tax assets, net of valuation allowance of $936 and $0, respectively	3,315	2,962
Total assets	$92,194	$78,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$545	$402
Accrued expenses	5,258	4,502
Deferred revenue	805	1,120
Other short-term liabilities	231	176
Total current liabilities	6,839	6,200

Long-term liabilities:
Other long-term liabilities	—	70
Total long-term liabilities	—	70
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,334,600 and 7,099,441 shares issued, and 7,120,178 and 6,885,019 shares outstanding (treasury shares of 214,422 and 214,422), respectively	7	7
Additional paid-in capital	13,852	11,985
Retained earnings	71,496	59,803
Total stockholders’ equity	85,355	71,795

Total liabilities and stockholders’ equity	$92,194	$78,065

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at June 30, 2023	6,923,446	$7	(214,422)	$15,188	$50,068	$65,263
Employee stock grants	1,945	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(3,618)	—	—	(75)	—	(75)
Stock option exercises	19,781	—	—	24	—	24
Stock-based compensation	—	—	—	47	—	47
Net income	—	—	—	—	5,514	5,514
Balance at September 30, 2023	6,941,554	$7	(214,422)	$15,184	$55,582	$70,773

	For the Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	(1,949)	—	(1,949)
Employee stock grants	23,868	—	—	846	—	846
Taxes paid related to net share settlement of equity awards	(8,639)	—	—	(247)	—	(247)
Stock option exercises	19,781	—	—	24	—	24
Stock-based compensation	—	—	—	61	—	61
Net income	—	—	—	—	16,362	16,362
Balance at September 30, 2023	6,941,554	$7	(214,422)	$15,184	$55,582	$70,773

	For the Three Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	$65,887	$78,398
Stock option exercises	79,097	—	—	26	—	26
Issuance of common stock	86,734	—	—	2,536		2,536
Stock issuance expenses	—	—	—	(588)		(588)
Taxes paid related to net share settlement of equity awards	(33,377)	—	—	(830)		(830)
Stock-based compensation	—	—	—	204	—	204
Net income	—	—	—	—	5,609	5,609
Balance at September 30, 2024	7,334,600	$7	(214,422)	$13,852	$71,496	$85,355

	For the Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Directors stock grants	6,546	—	—	150	—	150
Issuance of common stock	86,734	—	—	2,536	—	2,536
Stock issuance expenses	—	—	—	(588)	—	(588)
Taxes paid related to net share settlement of equity awards	(34,406)	—	—	(874)	—	(874)
Stock option exercises	176,285	—	—	295	—	295
Stock-based compensation	—	—	—	348	—	348
Net income	—	—	—	—	11,693	11,693
Balance at September 30, 2024	7,334,600	$7	(214,422)	$13,852	$71,496	$85,355

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,693	$16,362

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	480	439
Deferred tax expense	(353)	(478)
Loss on disposal of assets for lease	323	355
Loss on disposal of inventory	—	171
Gain on short-term investments	—	(307)
Allowance for credit losses	(21)	203
Change in fair value of notes held for investment	(128)	217
Change in fair value of digital assets	3,918	—
Stock-based compensation	498	907
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(512)	(2,284)
Inventory	65	30
Prepaid expenses and other current assets	388	(478)
Other non-current assets	64	98
Accounts payable	143	(535)
Accrued expenses	756	2,250
Other current and non-current liabilities	(16)	(22)
Deferred revenue	(315)	(40)
Net Cash Provided by Operating Activities	16,983	16,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48)	(310)
Purchase of notes held for investment	(500)	(1,000)
Purchase of digital assets	(68,400)	—
Proceeds from maturities of short-term investments	—	59,719
Purchase of short-term investments	—	(57,869)
Purchase of assets for lease	(35)	(773)
Net Cash Used in Investing Activities	(68,983)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of warrants	—	(1,949)
Proceeds from issuance of common stock	2,536	—
Taxes paid related to net settlement of equity awards	(874)	(247)
Stock issuance expenses	(588)	—
Proceeds from exercise of stock options	295	24
Net Cash Provided by (Used in) Financing Activities	1,369	(2,172)
(DECREASE) INCREASE IN CASH	(50,631)	14,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,332	23,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,701	$37,497

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

Intangible Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoin. The Company’s digital assets are initially recorded at cost and subsequently remeasured to fair value at the end of each reporting period, with changes recognized in net income.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis, with retrospective application permitted for all prior periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The standard is effective for the Company for interim and annual periods beginning after December 15, 2024, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. Early adoption is permitted in any interim or annual period for which an entity's financial statements have not been issued as of the beginning of the annual reporting period. The Company early adopted ASU 2023-08 in the

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

second quarter ended June 30, 2024, effective retroactively as of January 1, 2024 with no cumulative-adjustment to the retained earnings as of the beginning of the annual period of adoption.

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represent approximately $6,168 and $6,254 for the three months ended September 30, 2024 and 2023, respectively. Total fees from variable-fee licenses represent approximately $21,157 and $23,191 for the nine months ended September 30, 2024 and 2023, respectively. Total sales of hardware and equipment accessories represent approximately $564 and $523 of revenues for the three months ended September 30, 2024 and 2023, respectively. Total sales of hardware and equipment accessories represent approximately $2,091 and $1,474 of revenues for the nine months ended September 30, 2024 and 2023, respectively. The remainder of the revenue is earned from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 14 to the Unaudited Condensed Financial Statements for more information.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net of $6,667 and $6,125 as of September 30, 2024 and December 31, 2023, respectively, include $4,880 and $5,966, respectively, related to revenue recognized under ASC 606.

As of September 30, 2024, the allowance for credit losses was $266. During the three months period ended September 30, 2024, the Company provided an additional reserve of $40 and recovered $17 from customers. During the nine months period ended September 30, 2024, the Company provided an additional reserve of $71 and recovered $92 from customers. The allowance for credit losses as of December 31, 2023, was $287.

4. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $380 and $445 as of September 30, 2024 and December 31, 2023, respectively.

5.           Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 14 to the Unaudited Condensed Financial Statements).

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Assets for lease consist of the following:

	September 30,	December 31,
	2024	2023
Assets for lease	$2,865	$3,375
Less: accumulated depreciation	(1,128)	(1,090)
Assets for lease, net	$1,737	$2,285

Depreciation expense amounted to $71 and $81 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense amounted to $261 and $228 for the nine months ended September 30, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned and retired items was $80 and $125 for the three months ended September 30, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned and retired items was $184 and $390 for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $4 and $241 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $323 and $355 for the nine months ended September 30, 2024 and 2023, respectively.

6.            Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023
Property and equipment, gross	$1,464	$1,544
Less: accumulated depreciation	(916)	(824)
Property and equipment, net	$548	$720

Depreciation expense amounted to $72 and $80 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense amounted to $219 and $211 for the nine months ended September 30, 2024 and 2023, respectively

7.Long-Term Investments

Long term investments consist of the following for the periods presented:

	September 30,	December 31,
	2024	2023
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of September 30, 2024 and December 31, 2023 was approximately $512.

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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of September 30, 2024 and December 31, 2023, the Company determined that there was no impairment for the investment in SYNAPS Dx.

8.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
As of September 30, 2024
U.S. Government money market fund accounts	$3,596	$—	$—	$3,596
(Included in cash and cash equivalents)
Bitcoin investments	64,482	—	—	64,482
(Included in intangible digital assets)
Investment in debt securities	—	—	5,000	5,000
(Included in short-term notes held for investment)
Total Assets	$68,078	$—	$5,000	$73,078

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
U.S. Government money market fund accounts	$41,373	$—	$—	$41,373
(Included in cash and cash equivalents)
U.S. Treasury bill	—	10,494	—	10,494
(Included in cash and cash equivalents)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$41,373	$10,494	$4,372	$56,239

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

As of September 30, 2024, the Company valued the debt security at face value of $5,000 as the issuer of the debt security notified their intention to repay the debt before the maturity date of December 6, 2024. The fair value of the Company’s privately held debt security was estimated at $4,372 as of December 31, 2023.

9.Notes Held for Investment

Notes receivable consists of the following for the periods presented:

	September 30,	December 31,
	2024	2023
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	5,100	4,372
Total notes held for investment	$6,100	$5,372

In June 2022, the Company loaned Mellitus an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature in three years unless accelerated due to an event of default as provided in the notes. Repayment of notes is secured by a first priority interest in all of Mellitus’ assets. As of December 31, 2023, the note was classified as long-term note held for investment. As of September 30, 2024, this note was classified as short-term notes held for investment due to the note becoming current.

In December 2022, the Company entered into a senior convertible promissory note arrangement with Monarch, providing Monarch with up to $5,000 in available funding, which was fully drawn down as of September 30, 2024. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance is due December 6, 2024. The note together with $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note). Monarch notified the Company of its intention to repay the debt before its maturity. Hence, this note, including transaction fees receivable of $100, was classified as short-term notes held for investment as of September 30, 2024. As of December 31, 2023, the note was classified as long-term note held for investment as the Company had the intent to extend the maturity.

The Company made an irrevocable election to account for the Mellitus and Monarch debt securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of such debt securities in accordance with ASC 820. The Company made the fair value option election to present the debt securities in their entirety at fair value, which it

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of September 30, 2024 and December 31, 2023, the Company estimated the fair value of the Monarch debt security to be $5,100, which includes transaction fees receivable of $100, and $4,372, respectively.

The Company recognizes interest income on the Monarch debt securities, which is included in interest and dividend income in the Unaudited Condensed Statements of Income. For the three months ended September 30, 2024 and 2023, the Company recognized $139 and $120 of interest income from Monarch and Mellitus notes, respectively, which is included in prepaid expenses and other current assets. For the nine months ended September 30, 2024 and 2023, the Company recognized $396 and $347, of interest income from Monarch and Mellitus notes, respectively. Accrued interest is included in prepaid and other current assets. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the nine months ended September 30, 2024, the Company recorded change in fair value of $128.

10.Intangible Digital Assets

On May 28, 2024, the Company announced that its board of directors adopted bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds bitcoins for long term investment purposes. The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin, which are included in Intangible digital assets in the Unaudited Condensed Balance Sheets. As of September 30, 2024, there were no contractual restrictions on the sale of bitcoins.

Bitcoin Investment

The Company early adopted ASU No. 2023-08 in the second quarter of 2024 effective retroactively as of January 1, 2024. See Recently Adopted Accounting Pronouncement in Note 1 to the Unaudited Condensed Financial Statements.

The Company’s bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through “Other (expense) income, net” in the Company’s Unaudited Condensed Statements of Income. As of September 30, 2024, the Company held approximately 1,018 bitcoins with a cost basis of $68,400 and a fair value of $64,482.

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s Intangible digital assets held:

	For the	For the
	Three-Months	Nine-Months
	Period Ended	Period Ended
	September 30, 2024	September 30, 2024

Intangible digital assets held:
Beginning balance at fair value	$54,945	$—
Additions	8,400	68,400
Dispositions	-	-
Unrealized gain, net	1,137	679
Unrealized loss, net	—	(4,597)
Ending Balance	$64,482	$64,482

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

11. Other Non-current assets

Other non-current assets consist of right-of-use assets (“ROU”) of $87 and long-term deposits of $19 as of September 30, 2024. As of December 31, 2023, ROU asset of $150, miscellaneous receivable of $100 and long term deposits balances of $20, respectively.

12.Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Compensation	$3,044	$2,008
Accrued Taxes	1,678	1,991
Miscellaneous Accruals	536	503
Total Accrued Expenses	$5,258	$4,502

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

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. As of September 30, 2024 and December 31, 2023, the Company held deposits of $3,105 and $5,465, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds in the amount of $3,596 as of September 30, 2024. As of December 31, 2023, the Company invested in U.S. treasury bills of $10,494 and U.S. government money markets funds of $41,373. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions. The Company invested in bitcoins of $68,400 as of September 30, 2024. The fair value of bitcoins as of September 30, 2024 was $64,482.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit loss. For the three months ended September 30, 2024, two customers (including affiliates) accounted for 44.0% and 28.8% of the Company’s revenues, respectively. For the three months ended September 30, 2023, three customers (including affiliates) accounted for 36.4%, 28.3% and 11.4% of the Company’s revenues, respectively. For the nine months ended September 30, 2024, two customers accounted for 44.2% and 26.6% of the Company’s revenues, respectively. For the nine months ended September 30, 2023, two customers accounted for 34.4% and 35.7% of the Company’s revenues, respectively. As of September 30, 2024, three customers accounted for 55.9%, 16.2%, and 10.7% of the Company’s accounts receivable, respectively. As of December 31, 2023, three customers accounted for 27.5%, 27.5%, and 23.6% of the Company’s accounts receivable, respectively. The Company’s largest customer in terms of both revenues and accounts receivable in the nine months ended September 30, 2024 is a U.S. diversified healthcare company and its affiliated plans.

As of September 30, 2024, three vendors accounted for 35.8%, 22.7% and 15.4% of the Company’s accounts payable, respectively. As of December 31, 2023, two vendors accounted for 24.0% and 10.1% of the Company’s accounts payable, respectively.

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

As of September 30, 2024, the remaining lease term is 12 months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized facilities lease expenses of $66 and $66 for the nine months ended September 30, 2024 and 2023, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of September 30, 2024:

Total
2024 Remaining period	24
2025	71
Total undiscounted future minimum lease payments	95
Less: present value discount	(2)
Total lease liabilities	93
Lease expense in excess cash payment	(6)
Total ROU asset	$87

As of September 30, 2024, the Company’s ROU asset was $87, which was recorded on the Company’s balance sheet as other noncurrent assets, and the Company’s current lease liability was $93, which was recorded on the Company’s balance sheet as other short-term liabilities. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended September 30, 2024 and 2023, the Company recognized approximately $6,780 and $9,539, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $20,633 and $28,462, respectively, in lease revenues related to these arrangements, which is included in Revenues on the Unaudited Condensed Statements of Income. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are included in Assets for Lease, net on the Unaudited Condensed Balance Sheets as Assets (see Note 5).

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

401(K) Plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three month periods ended September 30, 2024 and 2023, the Company matched $85 and $102, respectively. For the nine month periods ended September 30, 2024 and 2023, the Company matched $219 and $307, respectively.

Other

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides for an employee retention payroll tax credit for certain employers, which is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020 and before December 31, 2021. For each employee, wages (including health plan costs) up to $10,000 can be counted to determine the amount of the 50% credit. The Company started claiming this credit on its July 2020 payroll until mid-April 2021 when it determined that it no longer qualified given the change in government restrictions on travel that had impacted its sales activities. The Company’s determination that it qualified to claim the employee retention payroll tax credit is subjective and subject to audit by the Internal Revenue Service (“IRS”). If the IRS were to disagree with the Company’s tax position, it could be required to pay back the retention credit earned, along with penalties. As of September 30, 2024, the Company has collected $1.24 million in this retention credit. No credit was claimed for the three and nine months ended September 30, 2024 and for the year ended 2023.

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

Issuance of Common Stock

On June 6, 2024, the Company filed a shelf registration statement on Form S-3, and filed amendments thereto on July 11, 2024 and July 31, 2024, which became effective on August 13, 2024, under which the Company may, from time to time offer, issue and sell debt securities, common stock, units and/or warrants in one or more offerings with a total amount up to $150 million.

At the same time, the Company filed an “at the market” offering prospectus covering the offering, issuance and sale of up to $50.0 million of common stock that may be issued and sold from time to time under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. Upon termination of the Sales Agreement or suspension or termination of the “at the market” offering prospectus, any amounts included in that prospectus that remain unsold will be available

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the Sales Agreement, the full $50.0 million of securities may be sold in other offerings pursuant to the base prospectus and a corresponding prospectus supplement once the registration statement is declared effective.

During the quarter ended September 30, 2024, the Company sold an aggregate of 86,734 shares of common stock under the Sales Agreement for aggregate net proceeds (less sales commissions) of $2,536.

17.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2007 Key Person Stock Option Plan (the “2007 Plan”) and stock options and stock have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (the “2014 Plan”). As of September 30, 2024, there were no longer any awards outstanding options under the 2007 Plan. Stockholder approval of the 2014 Plan (which expired per its terms on July 24, 2024) became effective in September 2014. The 2014 Plan originally provided that the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan may not exceed 450,000 shares (the “2014 Share Reserve”), however in October 2015, the stockholders approved a 1,500,000 increase to the 2014 Share Reserve. In addition, the 2014 Share Reserve automatically increased on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2014 Plan became effective and ending on (and including) January 1, 2024, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors could have acted prior to January 1st of a given year to provide that there would be no January 1st increase in the 2014 Share Reserve for such year or that the increase in the 2014 Share Reserve for such year would have been a lesser number of shares of common stock than would otherwise occur. On January 1, 2024, the 2014 Share Reserve increased by 275,401. The 2014 Share Reserve was 3,858,289 shares as of September 30, 2024. Following stockholder approval of the 2024 Plan, no future awards will be made under the 2014 Plan. As of September 30, 2024, there were 1,832,289 shares of an aggregate total of 3,858,289 shares available for future stock-based compensation grants under the 2014 Plan.

On August 14, 2024, the board of directors of the Company adopted a new stock option and incentive Plan (the “2024 Plan”), which was subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders held on October 4, 2024. The 2024 Plan is the successor to the 2014 Plan.

The maximum number of shares of common stock to be issued under the 2024 Plan is 1,916,011, plus on January 1, 2025 and on each January 1 thereafter prior to the expiration of the 2024 Plan, the number of shares of common stock reserved and available for issuance under the 2024 Plan shall be automatically and cumulatively increased by four (4%) percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 (inclusive of the number of shares issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire common stock for a nominal exercise price), or such lesser number of shares as approved by the board of directors or its compensation committee. Shares underlying awards under the 2024 Plan or the 2014 Plan that are tendered, canceled or held back upon an exercise of an option or settlement of an award to cover the exercise price or tax withholding after August 1, 2024 will be added back to the reserved pool under the 2024 Plan. Upon the exercise of a stock appreciation right that is settled in shares of common stock, the full number of shares underlying the award will be charged to the reserved pool.

Stock Awards

The Company granted fully vested stock awards of 6,546 shares of common stock to the non-employee members of the board of directors during the nine months ended September 30, 2024. The fair value of these stock awards on grant date was $150. The Company granted fully vested stock awards of 23,868 shares of common stock to non-employee members of the board of directors and employees as compensation during the nine months ended September 30, 2023. Net shares issued after deducting taxes paid on these grants were 15,229. The fair value of these stock awards on grant date was $846.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2024 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2024 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2023	1,021,785	$3.84	3.76	$41,333
Options granted	173,700	$23.04	—	—
Options forfeited/cancelled	(6,650)	—	—	—
Options exercised	(176,285)	$2.68	—	—
Balance, September 30, 2024	1,012,550	$7.21	2.61	$16,615
Exercisable as of September 30, 2024	840,815	$3.92	1.62	$16,534

  As of September 30, 2024, the fair value of unvested stock options was approximately $2,418. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.28 years.

During the nine months ended September 30, 2024, the Company granted 173,700 stock options to the employees and non-executive members of the board of directors with an exercise price ranging from $22.92 to $23.32 and grant date fair value ranging from $10.35 to $14.97. In applying the Black-Scholes options pricing model, following assumptions were used: 1) expected price volatility range of 62.3%-77.2%; risk-free interest rate range of 4.5%-4.9%; expected term range of 2-7 years; and no dividend yield.

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

The following table represents the stock based compensation for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30
	2024	2023	2024	2023
Cost of Revenues	$14	$4	$28	$4
Engineering and Product Development	15	6	27	51
Sales and Marketing	47	3	81	301
General and Administrative	128	34	362	551
Total	$204	$47	$498	$907

18.Income Taxes

The Company’s income tax provision for the three months ended September 30, 2024 and 2023 was $766 and $1,474, respectively. The Company’s income tax provision for the nine months ended September 30, 2024 and 2023 was $3,615 and $4,924, respectively. The income tax provision reflects the Company’s estimate of the effective tax rates expected to be applicable for the full

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the statements of income.

The effective tax rate for the three and nine months ended September 30, 2024 was 12.02% and 23.62%, compared to 21.09% and 23.13%, in the same period of the prior year. The decrease in effective tax rate for the three months ended September 30, 2024 was primarily due to higher tax benefits associated with employee stock-based compensation and a reduction in the valuation allowance due to unrealized capital gains earned for the three months ended September 30, 2024. The increase for the nine months ended September 30, 2024, compared to the same period of the prior year was primarily due to valuation allowance related to net realized capital losses incurred during this period, partially offset by the higher tax benefits associated with employee stock based compensation.

The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans and federal research and development (“R&D”) credit benefit, and valuation allowance associated with the Company’s digital assets investments. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), and federal and state R&D credit benefit.

As of September 30, 2024, and December 31, 2023, the Company had $582 and $470, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions, which was $137 and $87 as of September 30, 2024 and December 31, 2023, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) were signed into law in the United States. Among other things, the CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s financial statements as of September 30, 2024.

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

Basic and diluted EPS is calculated as follows:

	Three months ended September 30,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	7,045,108	$5,609	$0.80	6,717,301	$5,514	$0.82
Common stock options	725,980	—		1,100,935	—
Diluted	7,771,088	$5,609	$0.72	7,818,236	$5,514	$0.71

	Nine months ended September 30,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	6,961,095	$11,693	$1.68	6,708,675	$16,362	$2.44
Common stock warrants	—	—		21,608	—
Common stock options	822,255	—		1,117,107	—
Diluted	7,783,350	$11,693	$1.50	7,847,390	$16,362	$2.09

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

In the three months ended September 30, 2024, we had total revenues of $13.5 million and net income of $5.6 million, compared to total revenues of $16.3 million and net income of $5.5 million in the same period in 2023. In the nine months ended September 30, 2024, we had total revenues of $43.9 million and net income of $11.7 million, compared to total revenues of $53.1 million and net income of $16.4 million in the same period in 2023.

Recent Developments

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin Treasury Strategy

On May 28, 2024, we announced that our board of directors adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs and that we purchased 581 bitcoins for an aggregate amount of $40.0 million. As of June 30, 2024, we held a total of 877 bitcoins for an aggregate purchase price of $60 million. During the third quarter of 2024, we purchased 141 bitcoins for $8.4 million. In October 2024, we purchased 40 bitcoins for $2.6 million. All purchase amounts include fees and expenses.

As of September 30, 2024, the fair value of our digital assets (comprised of 1,018 bitcoins) was $64.5 million, which reflects a cumulative reduction in fair value of $3.9 million since acquisition. As of September 30, 2024, the original cost basis of our bitcoins was $68.4 million.

We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared to gold, which has been viewed as a dependable store of value throughout history. Gold’s value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2024, the price of gold has traded higher than $2,400 per ounce. As of September 30, 2024, the total market capitalization of gold was approximately $18.0 trillion compared to approximately $1.3 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $36,000 per bitcoin and above $70,000 per bitcoin on Coinbase in the 12 months preceding the date of this quarterly report on Form 10-Q. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization 14 times higher than the market capitalization of bitcoin as of September 2024. Given our belief that bitcoin is a comparable and possibly better store of value than gold, we believe that bitcoin has the potential to approach or exceed the value of gold over time. Given the substantial gap in value between gold and bitcoin based on current market capitalization, we believe that bitcoin has the potential to generate outsize returns as it gains increasing acceptance as “digital gold.” We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase cryptocurrency assets other than bitcoin.

CMS Rate Notice

In late March 2023, CMS issued the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs. Essentially, CMS is phasing in a new Medicare Advantage risk adjustment model (V28 model) from the previous model (V24 model) over a three-year period. The V28 model does not include risk adjusted payments for PAD without complications, which payments many health insurers, including our customers, relied upon for their Medicare Advantage patients in the V24 model. 2024 marks the first year the changes are being phased in, which adjustments are as follows: in calendar year 2023, full payment under the V24 model; in calendar year 2024, 67% of the V24 model; in calendar year 2025, 33% of the V24 model.

Results of Operations

Three Months ended September 30, 2024 Compared to Three Months ended September 30, 2023

Revenues

We had revenues of $13.5 million for the three months ended September 30, 2024, a decrease of $2.8 million or 17% compared to $16.3 million in the same period of 2023. The primary reason for the decrease in revenues was the introduction of volume pricing tiers for some of our largest customers, as well as the CMS rate announcement.

Operating expenses

We had total operating expenses of $8.4 million for the three months ended September 30, 2024, a decrease of $1.6 million or 16%, compared to $10.0 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 63% in the third quarter of 2024 as compared to 61% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.2 million for the three months ended September 30, 2024, an increase of $0.1 million, or 4% compared to $1.1 million for the same period in 2023. As a percentage of revenues, cost of revenues was 9% in the third quarter of 2024, compared to 7% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.2 million for the three months ended September 30, 2024, with no change from the same period in 2023. Lower compensation and clinical studies expenses were offset by higher consulting expenses. As a percentage of revenues, engineering and product development expense increased to 9% in the third quarter of 2024, compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.0 million for the three months ended September 30, 2024, a decrease of $0.4 million, or 13%, compared to $3.4 million in the same period of the prior year. The decrease was primarily due to lower compensation, consulting, trade show and travel expenses. As a percentage of revenues, sales and marketing expense increased to 22% in the third quarter of 2024, compared to 21% in the prior year period.

General and administrative expense

We had general and administrative expense of $3.1 million for the three months ended September 30, 2024, a decrease of $0.6 million, or 15%, compared to $3.7 million in the same period of the prior year. The decrease was primarily due to lower legal and professional, consulting and other expenses, partially offset by higher public company, stock based compensation and insurance expenses. As a percentage of revenues, general and administrative expense was 23% in the third quarter of 2024, with no change from the prior year period.

Other income, net

We had total other income, net, of $1.3 million for the three months ended September 30, 2024 an increase of $0.6 million, compared to other income, net, of $0.7 million in the same period of the prior year. The increase was primarily driven by a unrealized gain of $1.1 million resulting from the change in the fair value of our bitcoin.

Income tax provision

We had income tax provision of $0.8 million for the three months ended September 30, 2024, a decrease of $0.7 million or 48%, compared to $1.5 million for the same period of the prior year. The effective tax rate for the three months ended September 30, 2024 was 12% compared to 21% in the same period of the prior year. The decrease in the effective tax rate for the three months ended September 30, 2024 was primarily due to the reduction in valuation allowance related to net unrealized capital losses incurred from the change in fair value of our bitcoin, and higher tax benefits associated with employee stock-based compensation.

Net income

For the foregoing reasons, we had net income of $5.6 million, or $0.80 per basic share and $0.72 per diluted share, for the three months ended September 30, 2024, an increase of $0.1 million, or 2%, compared to a net income of $5.5 million, or $0.82 per basic share and $0.71 per diluted share, for the same period of the prior year.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

We had revenues of $43.9 million for the nine months ended September 30, 2024, a decrease of $9.2 million, or 17%, compared to $53.1 million in the same period in 2023. The primary reason for the decrease in revenues was the introduction of volume pricing tiers for some of our largest customers, as well as the CMS rate announcement.

Operating expenses

We had total operating expenses of $26.5 million for the nine months ended September 30, 2024, a decrease of $6.9 million or 21%, compared to $33.4 million in the same period in the prior year. As a percentage of revenues, operating expenses decreased to 60% in the first nine months of 2024 as compared to 63% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $3.7 million for the nine months ended September 30, 2024, an increase of $0.1 million or 2%, compared to $3.6 million in the same period in 2023. As a percentage of revenues, cost of revenues was 8% in the first nine months of 2024, compared to 7% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $3.8 million for the nine months ended September 30, 2024, a decrease of $0.8 million, or 18%, compared to $4.6 million in the same period of the prior year. The decrease was primarily due to lower compensation related and consulting expenses, partially offset by higher clinical studies expenses. As a percentage of revenues, engineering and product development expenses were flat at 9% in the first nine months of 2024, compared to the prior year period.

Sales and marketing expense

We had sales and marketing expense of $10.1 million for the nine months ended September 30, 2024, a decrease of $3.5 million, or 26%, compared to $13.6 million in the same period of the prior year. The decrease was primarily due to lower compensation related expenses, consulting, trade show, travel, and other expenses. As a percentage of revenues, sales and marketing expense decreased to 23% in the first nine months of 2024, as compared to 26% in the prior year period.

General and administrative expense

We had general and administrative expense of $9.0 million for the nine months ended September 30, 2024, a decrease of $2.0 million, or 19%, compared to $11.0 million in the same period of the prior year. The decrease was primarily due to lower compensation related, legal and professional and bad debt expenses, partially offset by higher dues and subscriptions expenses. As a percentage of revenues, general and administrative expense decreased to 20% in the first nine months of 2024, as compared to 21% in the prior year period.

Other (expense) income, net

We had total other expense, net, of $2.1 million, a decrease of $3.6 million for the nine months ended September 30, 2024, compared to total other income, net, of $1.6 million in the same period of the prior year. The change was primarily driven by unrealized loss of $3.9 million from the change in fair value of our digital assets.

Income tax provision

We had income tax provision of $3.6 million for the nine months ended September 30, 2024, a decrease of $1.3 million or 27%, compared to $4.9 million in the prior year period. The effective tax rate for the nine months ended September 30, 2024 was 24%, compared to 23%, in the same period of the prior year. The increase in our effective tax rate was primarily due to the valuation allowance related to net unrealized capital losses incurred due to the change in fair value of our digital assets.

Net income

For the foregoing reasons, we had net income of $11.7 million, or $1.68 per basic share and $1.50 per diluted share, for the nine months ended September 30, 2024, a decrease of $4.7 million, or 29%, compared to a net income of $16.4 million, or $2.44 per basic share and $2.09 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $6.7 million at September 30, 2024 compared to $57.3 million at December 31, 2023, and total current liabilities of $6.8 million at September 30, 2024 compared to $6.2 million at December 31, 2023. As of September 30, 2024, we held 1,018 bitcoins with an aggregate fair value of $64.5 million at such date. Our bitcoins are held offline in cold storage with multiple third-party providers. Digital assets like bitcoin depend on private keys to retrieve and transfer funds. A bitcoin is considered an indefinite-lived intangible asset, and our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “other income (expenses), net” in our condensed statement of income. We recognized an unrealized gain of $1.1 million and unrealized loss of $3.9 million from the remeasurement of fair value of our digital assets for the three and nine month periods ended September 30, 2024, respectively. As of September 30, 2024, we had working capital of approximately $14.7 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12 month period following September 30, 2024, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts. At September 30, 2024, we held approximately $3.6 million in U.S. Government money market fund account and the remaining cash of $3.1 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in bitcoins, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We generated $17.0 million of net cash from operating activities for the nine months ended September 30, 2024. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $4.7 million and were primarily due to, an unrealized loss in fair value of bitcoin of $3.9 million, depreciation of $0.5 million, stock based compensation of $0.5 million and loss on disposal of assets for lease of $0.3 million, partially offset by deferred tax expense of $0.4 million, and gain in fair value of notes held for investment of $0.1 million. Changes in operating assets and liabilities provided $0.6 million of net cash. These changes in operating assets and liabilities included an increase in accrued expenses of $0.8 million, decrease in prepaid expenses and other assets of $0.4 million, decrease in inventory of $0.1 million, increase in trade payables of $0.1 million, partially offset by an increase in trade receivable of $0.5 million, and a decrease in deferred revenue of $0.3 million.

We generated $16.9 million of net cash from operating activities for the nine months ended September 30, 2023. The change was primarily due to generation of additional net income from operating activities. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $1.5 million and were primarily due to stock-based compensation expense of $0.9 million, depreciation of $0.4 million, loss on disposal of assets for lease of $0.4 million, change in fair values of investments of $0.2 million, loss on disposal of inventory of $0.2 million and allowance for credit losses of $0.2 million, partially offset by deferred tax income of $0.5 million and gain on short-term investments of $0.3 million. Changes in operating assets and liabilities used $1.0 million of net cash. These changes in operating assets and liabilities included an increase in trade receivable of $2.3 million, prepaid expenses and other assets of $0.5 million and a decrease in trade payables of $0.5 million, partially offset by an increase in accrued expenses of $2.2 million, and a decrease in other non-current assets of $0.1 million.

Investing activities

We used $69.0 million of net cash in investing activities for the nine months ended September 30, 2024, primarily to purchase $68.4 million of bitcoin, purchase of a promissory note held for investment of $0.5 million and purchase of property and equipment of $0.1 million.

We used $0.2 million of net cash in investing activities for the nine months ended September 30, 2023, primarily to purchase $57.8 million of short-term treasury bills, a $1.0 million promissory note held for investment, $0.8 million of assets for lease and $0.3 million of fixed assets to support our growing business, partially offset by the maturities of short-term treasury bills of $59.7 million.

Financing activities

We generated $1.4 million in net cash from financing activities during the nine months ended September 30, 2024, which reflects proceeds from the issuance of common stock of $2.5 million under our at-the-market offering program and proceeds from exercise of stock options of $0.3 million, partially offset by the payment of taxes withheld for stock grants of $0.8 million the payment of stock issuance expenses of $0.6 million.

We used $2.2 million in net cash in financing activities during the nine months ended September 30, 2023, which reflects the purchase of common stock warrants of $2.0 million from our chief executive officer, and payment of taxes withheld for stock grants of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Bitcoin Market Price Risk.

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other (expense) income, net” on our condensed statements of income. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. See Part II, Item 1A, “Risk Factors,” for information regarding the risks related to our bitcoin holdings. As of September 30, 2024, the fair value of our bitcoin investment included in other non-current assets was $64.5 million, and for the three and nine months ended September 30, 2024 we recognized a $1.1 million unrealized gain and unrealized loss of $3.9 million, respectively, from the remeasurement of our bitcoin investment.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended September 30, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this quarterly report on Form 10-Q before deciding whether to purchase our common stock. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report on Form 10-Q.

Risks Related to Our Business

If we do not successfully implement our medical business strategy, our business and results of operations will be adversely affected.

Our business strategy was formed based on assumptions about the cardiac and vascular diseases market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases will help drive growth in the cardiac and vascular diseases market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance. Moreover, if our customers do not believe they can benefit from increased capitated payments by identifying sicker patients in their patient pools, they may not see the benefit in screening patients for PAD using our products, which would have material and adverse effect on our business, financial condition and results of operations. For example, CMS revised the HCC codes for vascular disease and created uncertainty in the future whether identifying patients with PAD will qualify for an increased capitated payment. More specifically, in late March 2023, CMS issued a final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs and under which CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three-year period. The 2024 model does not include risk adjusted payments for PAD without complications, which payments many health insurers have previously relied upon for their Medicare Advantage patients under the previous 2020 model. These changes are being phased in as follows: in calendar year 2023, full payment under the 2020 model continued; in calendar year 2024, 67% of the 2020 model is available; in calendar year 2025, 33% of the 2020 model will be available. Such changes in the regulatory landscape for HCC codes had impacted the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we had a distribution agreement for Insulin Insights from Mellitus, we were not able to generate significant revenue and wrote off the entire balance of our $2.5 million investment in December 2023. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful revenues from our Insulin Insights distribution arrangement, which includes prepaid licenses, or benefit from our recent investments in other companies developing complementary products.

We currently actively market only one vascular testing product, QuantaFlo. Although we had an exclusive marketing and distribution agreement for Insulin Insights, a software product line, in the United States, including Puerto Rico, for which we prepaid an aggregate of $2.5 million of software licenses, we did not generate meaningful revenues from distribution of our prepaid licenses, and we wrote off our prepaid licenses and a portion of our investment in December 2023. We also have a minority investment in NeuroDiagnostics Inc., doing business as SYNAPS Dx, which is developing an additional potentially complementary product offering, Discern, although such product is in early stages and may not ultimately fit with our strategy and customer base. We do not have any distribution agreement for Discern. In December 2022, we committed to loan up to $5.0 million through the purchase of a senior convertible promissory note to Monarch, a digital health company whose proprietary product, EndoTool, offers a technology-enabled approach to inpatient glycemic management all of which has been drawn as of September 30, 2024. We do not have any distribution agreement for EndoTool. Moreover, there is a risk that we may never receive repayment of our loans to Mellitus or Monarch, nor receive any benefit from our equity investment in SYNAPS Dx. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years.

QuantaFlo, and any other products we may be offering in the future, may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of CMS regulatory revisions, which revised the regulatory landscape for HCC codes and has impacted the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we are entitled.

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

Moreover, if we acquired exclusive distribution rights to a new product area and to other complementary products, we may not be able to convince potential customers of their benefits, and these rights and potential future rights may not generate any meaningful revenues for our company.

If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, our product might have difficulty gaining widespread acceptance.

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

QuantaFlo is not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.

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

Currently, our QuantaFlo is not specifically approved for any particular reimbursement code. Although some of our customers report being covered and reimbursed by third-party payors for procedures, we have not offered any reimbursement guidance, therefore there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some of our potential customers might have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our QuantaFlo to be used, we do not intend to pursue formal approval for QuantaFlo for any particular code.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 44 sales and marketing employees as of September 30, 2024. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with external independent sales representatives or enter another distributor relationship. There is no guarantee that we would be successful in our efforts to find independent sales representatives or a large distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the three months ended September 30, 2024, two customers (including their affiliates) accounted for 44.0% and 28.8% of our revenues, respectively. For the nine months ended September 30, 2024, two customers accounted for 44.2% and 26.6% of our revenues, respectively. As of September 30, 2024, three customers accounted for 55.9%, 16.2% and 10.7% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

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

Our future financial performance will depend in part on our ability, anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that QuantaFlo will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to QuantaFlo or our other products in development. Further, we may not be able to develop improvements and software updates to QuantaFlo at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with QuantaFlo.

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

As part of our business strategy, we intend to develop additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs. Such product and service offering development may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. It is possible that our development efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Insulin Insights and Discern, and in December 2022, we extended a loan to Monarch, maker of the software product EndoTool. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or that we will be repaid upon maturity of our loans. Notably, in the quarter ended December 31, 2023, we wrote-off our $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record additional impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

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

As of September 30, 2024, we have been issued, or have rights to, one U.S. patent (which on expires December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $36,000 per bitcoin and above $70,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

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

Due in particular to the volatility in the price of bitcoin, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin on our balance sheet. As of September 30, 2024, we held 1,018 bitcoins, which we acquired for $68.4 million during the quarter, inclusive of fees and expenses, with an aggregate value of $64.5 million due to an adjustment in their fair value of $3.9 million, and $6.7 million in cash, cash equivalents and restricted cash, compared to carrying no digital assets and having $56.0 million in cash, cash equivalents and short-term investments as of September 30, 2023.

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

As of September 30, 2024, we held an aggregate 1,018 bitcoins, which we acquired for $68.4 million, inclusive of fees and expenses, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act and could adversely affect the market price of bitcoin and the market price of our common stock.

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

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock. See “Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock” elsewhere in these Risk Factors. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the crypto asset.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 30.2% of our common stock as of September 30, 2024. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

If we fail to properly manage our operations, our business could suffer.

Our operations have placed, and will continue to place, a significant strain on our management and on our operational and financial resources and systems. Failure to manage our operations effectively could cause us to over-invest or under-invest and result in losses or weaknesses. Additionally, our anticipated operations will increase the demands placed on our suppliers, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our operations effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including, for example, under our “at-the-market” program pursuant to our registration statement on Form S-3 (333-280013), which was declared effective on August 13, 2024. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in such an offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

Not Applicable.

(c) Issuer Purchases of Equity Securities.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex. No.	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
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

10.2#	Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).
10.3#

Form of Incentive Stock Option Agreement under the 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.4#

Form of Non-Qualified Stock Option Agreement for Company Employees and Consultants under the 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.5#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.6#

Form of Restricted Stock Unit Award Agreement for Company Employees and Consultants under the 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.7#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's quarterly report on Form 10-Q for the three months ended September 30, 2024 is formatted in Inline XBRL and it is contained in Exhibit 101

# Indicates a management contract or any compensatory plan, contract or arrangement.

* These certifications are furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2024	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)