Form 10-K
period 2024-12-31
Semler Scientific, Inc.
filed 2025-02-28
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $164,913,715 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of February 21, 2025 was 9,596,486.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2024 ANNUAL REPORT ON FORM 10-K

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “continue,” “could” or the negative of such terms or other similar expressions. The forward-looking statements in this annual report on Form 10-K include, but are not limited to, statements regarding:

●	implementation of our bitcoin treasury strategy and its effects on our business;
●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo;
●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and
●	the risk that the U.S. Department of Justice, or DOJ, will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, and the risk of other litigation.

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

You should read this annual report on Form 10-K and the documents that we reference herein and therein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this annual report on Form 10-K is accurate as of the date on the front cover of this annual report only. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors.” in Part I, Item 1A as well as under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this annual report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

●	If we do not successfully implement our business strategy, including our bitcoin treasury strategy, our business and results of operations will be adversely affected.
●	We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful.
●	Changes in the regulatory reimbursement landscape, such as the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs issued by CMS has impacted the perceived profitability of using our products to aid in the diagnosis of peripheral arterial disease, or PAD. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain clearance of a premarket notification, or 510(k), by the FDA for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is not specifically approved for reimbursement under any third-party payor codes. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility including as a result of recently announced tariffs may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	We are subject to various healthcare fraud and abuse laws and regulations, and at risk that the DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, which would adversely affect our business. A civil suit by DOJ also exposes us to risk of other litigation.
●	Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	The availability of spot bitcoin exchange traded products, or ETPs, may adversely affect the market price of our common stock.
●	Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.
●	The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.
●	Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.
●	Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	We have issued $100.0 million of senior convertible notes due 2030, which exposes us to risks associated with such indebtedness.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	We have had material weaknesses in our internal control over financial reporting. Although we have remediated our prior material weaknesses, if we identify additional material weaknesses in the future, or if our former material weaknesses recur, it could have an adverse effect on our company.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	Recent geopolitical events, as well as the recent change in the U.S. administration is creating significant uncertainty, which could impact our business.

PART I

ITEM 1.   BUSINESS

General

We are a company developing and marketing technology products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of PAD. We also invest in bitcoin and have adopted bitcoin as our primary treasury reserve asset. As an operating business, we use cash flows as well as proceeds from equity and debt financings to accumulate bitcoin. Our healthcare technology solutions business is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy.

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

In the year ended December 31, 2024, we had total revenues of $56.3 million and net income of $40.9 million compared to total revenues of $68.2 million and net income of $20.6 million in 2023.

Our Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In May 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under an “at-the-market” offering program in the second half of 2024, and in January 2025 issued convertible bonds, and used proceeds from both of these capital market transactions to acquire additional bitcoin along with cash generated from operations, as well as proceeds from monetization of a minority investment. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we may periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

This section summarizes our current treasury strategy for bitcoin, including our bitcoin holdings, trading execution, custody, storage, and accounting considerations. We reserve the right to update and alter our treasury strategy from time to time. We view bitcoin as a reliable store of value and a compelling investment. We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared to gold, which has been viewed as a dependable store of value throughout history. Gold’s value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2024, the price of gold has traded higher than $2,700 per ounce. As of December 31, 2024, the total market capitalization of gold was approximately $18.0 trillion compared to approximately $1.9 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $51,800 per bitcoin and above $106,000 per bitcoin on Coinbase in the 12 months preceding the filing date of this annual report on Form 10-K. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94% of its supply already exists. We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization over 10 times higher than the market capitalization of bitcoin as of December 31, 2024. Given our belief that bitcoin is a comparable and possibly better store of value than gold, we believe that bitcoin has the potential to approach or exceed the value of gold over time. Given the substantial gap in value between gold and bitcoin based on current market capitalization, we believe that bitcoin has the potential to generate outsize returns as it gains increasing acceptance as “digital gold.” We believe that the growing global acceptance and “institutionalization” of bitcoin supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase cryptocurrency assets other than bitcoin.

Institutionalization of Bitcoin

We are encouraged by the growing global acceptance and “institutionalization” of bitcoin – reflected by the January 2024 Securities and Exchange Commission, or SEC, approval of 11 bitcoin exchange-traded funds. These funds have reported billions of dollars of net inflows, with investments from a large number of institutions, including global banks, pensions, endowments and registered investment advisors. It is currently estimated that more than 10% of all bitcoins are now held by institutions.

Our Bitcoin Holdings

As of December 31, 2024, we purchased a total of approximately 2,298 bitcoins at an aggregate purchase price of approximately $189.7 million for an average purchase price of approximately $82,538 per bitcoin, inclusive of fees and expenses. We did not sell any bitcoin during 2024. During the period January 1, 2025 and February 14, 2025, we purchased a total of approximately 894 bitcoins at an aggregate purchase price of approximately $90.7 million for an average purchase price of approximately $101,532 per bitcoin. Refer to Note 9 to financial statements “Intangible Digital Assets” section included in Part IV item 15 of this annual report in Form 10-K for further information regarding our bitcoin purchases.

As of February 14, 2025, we held approximately 3,192 bitcoins that were acquired at an aggregate purchase price of $280.4 million and an average purchase price of approximately $87,854 per bitcoin, inclusive of fees and expenses. As of February 14, 2025, at 4 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (our principal market) was $97,505.

Accounting

Bitcoin accounting guidance has been evolving. According to the American Institute of Certified Public Accountants “Accounting for and auditing of Digital Assets practice aid,” bitcoin would satisfy the definition of an indefinite-lived intangible asset and would be accounted for under ASC 350, Intangibles — Goodwill and Other issued by the Financial Accounting Standards Board, or FASB. Under these guidelines, bitcoin holdings would be accounted for initially at cost and subject to impairment losses if their fair value fell below carrying value. In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (ASU 2023-08), which revised bitcoin accounting treatment. Under this new guidance, the valuation of bitcoin is to be measured based on fair value.

Hedging Strategy

We do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Overview of the Bitcoin Industry and Market

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the bitcoin blockchain, on which bitcoin holdings and all validated transactions that have ever taken place on the bitcoin network are recorded. Balances of bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of bitcoin. The bitcoin blockchain can be updated without any single entity owning or operating the network.

Creation of New Bitcoin and Limits on Supply

New bitcoin is created and allocated by the bitcoin protocol through a “mining” process that rewards users that validate transactions in the bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.” To incentivize miners to incur the costs of mining bitcoin, the bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin.

The bitcoin protocol limits the total number of bitcoin that can be generated over time to 21 million. As part of bitcoin’s coin issuance, miners are rewarded a certain amount of bitcoins whenever a block is produced. When bitcoin first started, 50 bitcoins per block were given as a reward to miners. After every 210,000 blocks are mined (approximately every four years), the block reward halves and will keep on halving until the block reward per block becomes 0 (approximately by year 2140). The block reward as of February 14, 2025 is 3.125 coins per block and will decrease to 1.5625 coins per block post halving.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintain the code for the bitcoin protocol as well as various bitcoin end-user software, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called miners or nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the bitcoin protocol only if the proposed changes are accepted by participants collectively having the most processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place and participants can choose the version of the software they want to run.

Forked or Airdropped Asset Policy

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

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold bitcoin and direct attacks on the network, like “51% attacks” or “denial-of-service attacks” on the bitcoin protocol.

Bitcoin is designed to be controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding bitcoin. See Item 1A. “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.”

A “51% attack” may occur when a group of miners attain more than 50% of the bitcoin network’s mining power, thereby enabling them to control the bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin. See Item 1A. “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.”

Bitcoin Industry Participants

The primary bitcoin industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners. Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks. See “Creation of New Bitcoin and Limits on Supply” above.

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot bitcoin ETPs on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see Item 1A. “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.”

Service providers. Service providers offer a multitude of services to other participants in the bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by bitcoin collateral, and financial advisory services. If adoption of the bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the bitcoin network.

Other Digital Assets

As of the date of this annual report on Form 10-K, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a peg to a reference price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this annual report on Form 10-K, two of the seven largest digital assets by market capitalization are bitcoin and ethereum.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency, or CBDC, project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing the potential creation of new CBDCs. For a discussion of risks relating to the emergence of other digital assets, see Item 1A. “Risk Factors —Risks Related to Our Bitcoin Treasury Strategy and Holdings—The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.”

Execution of Bitcoin Transactions

We have purchased bitcoin through multiple bitcoin trade execution, or liquidity providers, who may also serve as custodians of our bitcoin, and expect to continue to do so in the future. We may also in the future acquire or dispose of bitcoin via trade orders executed on exchanges such as Coinbase. Our liquidity providers and custodians, or our BTC Service Providers, are regulated and licensed entities that operate under high security, regulatory, audit and governance standards. We transact with multiple BTC Service Providers for both trade execution and custodial services to spread our risk and to limit our exposure to any single service provider or counterparty.

In selecting our liquidity providers, we evaluate regulatory status, pricing, annual trading volume, security and customer service. We also leverage the due diligence we conduct in connection with our custodial arrangements when conducting due diligence on our liquidity providers. Our current agreements with our liquidity providers are non-exclusive, may be terminated by us at any time, do not impose any requirements for minimum purchases or volumes with such providers, and generally provide that we are responsible for the costs associated with transfers of bitcoin.

To date, our liquidity providers, acting as our agents, have executed trades of bitcoin on our behalf using time-weighted average price over a prearranged time period, or TWAP, pricing and purchasing methodology, and we expect them to continue to do so in the future. The prearranged periods over which trades may be executed vary in length depending on the amount of bitcoin to be purchased and other factors, and are selected because they are expected to have lower price volatility and higher market liquidity, thereby limiting cost and pricing risks. Our liquidity providers use TWAP in their trading algorithms to execute large orders of bitcoin, without significantly affecting market price, by breaking large orders into several smaller orders that are independently traded at different time intervals in a generally linear fashion across different trading venues our liquidity providers select. Our liquidity providers execute trades based on the best possible terms reasonably available, taking into consideration all relevant facts and circumstances. As our agents, our liquidity providers use their discretion to select the counterparties to the transactions as well as the trading venues and platforms on which they execute trades on our behalf, and they may execute trades via cryptocurrency exchanges or in over-the-counter transactions. Our liquidity providers may calculate time-weighted average price using any number of resources, including various trading platforms. Our liquidity providers have policies and procedures pursuant to which they conduct trades with institutions that possess licenses or registrations to the extent required by their activities and have been AML/KYC approved pursuant to our liquidity providers’ internal programs. We may in the future utilize TWAP pricing or another pricing methodology in connection with the execution of our bitcoin trades.

Custody of our Bitcoin

We currently hold and intend to continue to hold all of our bitcoin in custodial accounts at U.S.-based, institutional-grade custodians (who may hold our bitcoin in the United States or other territories) that have demonstrated records of regulatory compliance and information security. Our custodians may also serve as liquidity providers. As of December 31, 2024, we have entered into custodial agreements with Coinbase Custody Trust Company, LLC, or Coinbase Custody, a subsidiary of Coinbase Global, Inc., or Coinbase, and NYDIG Trust Company LLC, or NYDIG, a subsidiary of New York Digital Investment Group LLC. As we further execute on our strategy, we intend to include additional custodians.

We carefully select our custodians after undertaking a due diligence process pursuant to which we evaluate, among other things, the quality of their security protocols, including the multifactor and other authentication procedures designed to safekeep our bitcoin that they may employ, as well as other security, regulatory, audit and governance standards. Our custodians are required to hold our bitcoin in trust for our benefit in segregated accounts which are not commingled with their assets or the assets of their affiliates or other clients. Should we enter into custodial agreements with additional custodians, such agreements may not prohibit such custodians from commingling our bitcoin with the digital assets of others. Our custodial agreement with NYDIG provides that NYDIG will store our bitcoin in offline, or “cold” storage, and our custodial agreement with Coinbase Custody provides that Coinbase Custody will hold our bitcoin in an online “hot” wallet until it receives an instruction from us to effectuate a transfer of our bitcoin into cold storage. Cold storage is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks.

Our custodians have access to the private key information associated with our bitcoin, or private keys, and they deploy security measures to secure our bitcoin holdings such as advanced encryption technologies, multi-factor identification, and a policy of storing our private keys in redundant, secure and geographically dispersed facilities. We never store, view or directly access our private keys. The operational procedures of our custodians are reviewed periodically by third-party advisors. All movement of our bitcoin by our custodians is coordinated, monitored and audited. Our custodians’ procedures to prove control over the digital assets they hold in custody are also examined by their auditors. Additionally, we periodically verify our bitcoin holdings by reconciling our custodial service ledgers to the public blockchain. Our custodial agreements are terminable by us at any time, for any or no reason, upon advance notice given to the custodian.

Risk Mitigation Practices Related to Our Liquidity and Custodial Arrangements

We believe that our primary counterparty risk with respect to our bitcoin holdings is performance obligations under our various custody arrangements. We intend to custody our bitcoin with multiple custodians to diversify our potential risk exposure to any one custodian. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians or require us to hold a minimum amount of bitcoin with any particular custodian. Our bitcoin holdings may be concentrated with a single custodian from time to time, particularly as we negotiate new arrangements or move our assets among our various service providers.

As regulated entities, our BTC Service Providers have policies, procedures and controls designed to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as state Anti-Money Laundering, or AML laws. Pursuant to these policies, procedures and controls, our BTC Service Providers use information systems developed in-house and by third-party vendors to conduct know your customer, or KYC, identification verification, background checks and other due diligence on counterparties and customers, and on the affiliates, related persons and authorized representatives of their customers, and to screen these parties against published sanctions lists. These checks may, where appropriate, assess financial strength, reputation, trading capabilities and other risks that may be associated with a given customer or counterparty. Our BTC Service Providers perform these checks and screenings during initial onboarding or in advance of a transaction, as applicable, and periodically thereafter, particularly when the sanctions lists that they monitor are updated. Our BTC Service Providers also utilize systems that monitor and screen blockchain transactions and digital wallet addresses in their efforts to detect and report suspicious or unlawful activity.

Our due diligence process when selecting BTC service providers involves giving consideration to their reputation and security level, confirming their internal compliance with applicable laws and regulations and ensuring their undertakings of contractual obligations on compliance. With respect to our custodians, we also conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our bitcoin. As part of our process, we obtain and review our custodians’ services organization controls reports if available. We are also contractually entitled to review our custodians’ relevant internal controls through a variety of methods. We have in the past conducted, and expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise. For example, we obtained supporting documentation to verify certain factual information, including documentation and analysis regarding financial solvency, exposure to troubled exchanges, regulatory compliance, security protocols and our ownership of our bitcoin.

We negotiate liability provisions in our custodial contracts pursuant to which our custodians are held liable for their failure to safekeep our bitcoin. For example, our custodial agreement with Coinbase Custody provides that Coinbase Custody will be liable to us for up to an amount equal to the greater of the aggregate amount of fees paid in the 12 month period preceding a liability event or the value, at the time of a liability event, of the supported digital assets in our vault account that are directly affected by the liability event, in either case subject to a cap of $100 million. Our custodial agreement with NYDIG provides that NYDIG will be liable to us for up to an amount equal to the greater of the fair market value of the custodied assets at the time the events giving rise to such liability occurred and the fair market value of the custodied assets at the time we are notified or otherwise have actual knowledge of the events giving rise to such liability. In addition to custodial arrangements, we also intend to utilize affiliates of our bitcoin custodians to execute bitcoin acquisition and disposition transactions on our behalf (who may be our liquidity providers discussed elsewhere).

We also negotiate specific contractual terms and conditions with our custodians that we believe will help establish, under existing law, that our property interest in the bitcoin held by our custodians is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Our current custodians, and intended future custodians, are U.S.-based and are subject to U.S. regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Our custodians are required to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the OFAC, as well as state AML laws. However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Additionally, the bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Regardless of efforts we have made to securely store and safeguard assets, there can be no assurance that our crypto assets will not be subject to loss or other misappropriation. Although our custodians carry insurance policies with policy limits ranging from $320 million to $500 million to cover losses for commercial crimes such as asset theft and other covered losses, such policy limits would be shared among all of their affected customers and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). As such, the insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that our custodians will maintain such insurance policies or that such policies will cover any or all of our losses with respect to our bitcoin. For a discussion of risks relating to the custody of our bitcoin, see Item 1A. “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—Our bitcoin treasury strategy exposes us to various risks associated with bitcoin,” and “—Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.”

Potential Advantages and Disadvantages of Holding Bitcoin

We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See Item 1A. “Risk Factors—Risks Related to Our Bitcoin Treasury Strategy and Holdings—If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.”

In addition, the bitcoin network relies on open-source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software. Unless and until a forked asset is deemed by our custodians to be an eligible asset, we may not immediately or ever have the ability to withdraw a forked asset.

We believe that in the context of the economic uncertainty precipitated by escalating geopolitical tensions and central banks having adopted inflationary measures at various times in recent history, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents an attractive store of value, and that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to more widespread adoption of the use and acceptance of bitcoin and the adoption of bitcoin as a treasury reserve alternative by institutions.

Our Healthcare Technology Solutions Products and Services

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

We have placed our QuantaFlo product with healthcare insurance plans, integrated delivery networks, independent physician groups, hospitals and companies contracting with the healthcare industry such as risk assessment groups and retailers in addition to doctors’ offices. Our two largest customers are U.S. diversified healthcare companies and affiliated plans, and in the year ended December 31, 2024, they accounted for 43.1% and 27.6% of our revenues, respectively, compared to 36.0% and 34.9%, respectively, in the prior year.

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

Market Opportunity

QuantaFlo

Fee-for-service is a payment model where services are unbundled and paid for separately. Fee-for-service reimbursement may incentivize physicians to provide more treatments because payment is dependent on the quantity of care, rather than quality of care. Capitation is a payment arrangement where a managed care organization, physician or group of physicians, receives a fixed payment amount for each enrolled person assigned to them, per period of time, regardless of whether that individual seeks care. Under Medicare Advantage, participating health plans, commonly referred to as Medicare Advantage Organizations, or MAOs, receive a monthly per-member payment from CMS commonly referred to as a capitated payment. The capitated payment amount is based on the average expected healthcare utilization for a given patient. Under Medicare Advantage, CMS uses risk adjustment to adjust capitated payments to MAOs, either higher or lower, to account for the differences in underlying health status and expected healthcare costs of individuals. Accordingly, CMS provides MAOs with higher capitated payments for sicker patients who have conditions that are codified.

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

We believe medical personnel and insurance plans who deliver care for individuals over the age of 50 represent the target market for QuantaFlo. Based on U.S. Census data, we believe there are more than 80 million older Americans who could be evaluated for the presence of cardiac and vascular diseases.

There are over 400,000 medical professionals practicing primary care in the United States. In addition, based on American Heart Association data, there are over 30,000 cardiologists and 7,000 vascular and cardiovascular surgeons. Also, there are millions of diabetic patients seen routinely by endocrinologists. Many podiatrists who see patients with these problems and orthopedic surgeons may see value in screening patients for circulation issues prior to leg procedures. Neurologists may need a tool to differentiate leg pain from vascular versus neurologic etiology. Nephrologists see patients with kidney disease, who have a higher frequency of cardiac and vascular diseases. Wound care centers need to know the adequacy of limb perfusion. We expect that each physician will have many patient visits annually from people older than 50 years. While it is standard practice to ask about symptoms of cardiac and vascular diseases and to look for signs on physical exam, we believe that it is often the case in busy practices that the questions go unasked.

Other Products and Services

In addition to our internal research and development efforts, from time to time, we may make investments in, or distribute products from other companies that we believe are complementary to QuantaFlo. For example, we previously made an investment in Mellitus Health, Inc, or Mellitus, and had an exclusive agreement to market and distribute its product, Insulin Insights. Due to slow uptake of the product despite our marketing efforts, we wrote off our prepaid licenses and a portion of our investment as of December 31, 2023.

In October 2020, we invested in SYNAPS, whose product, Discern, is a test for early Alzheimer’s disease. In December 2022, we purchased a senior secured convertible promissory note of Monarch Medical Technologies, LLC, or Monarch, (as amended in December 2024 and January 2025), maker of EndoTool, a technology-enabled approach to inpatient glycemic management. We do not have a distribution agreement for Discern or EndoTool.

We continue to evaluate other investment and distribution opportunities for other products and services, and recently entered into distribution arrangements for other products that we believe would be of interest to our customers given the patient populations they serve, as we seek to complement our existing product offering.

Strategy

Our mission is to develop, manufacture and market products and services that assist healthcare providers in evaluating and treating chronic diseases. We intend to do this by:

●	Targeting customers with patients at risk of developing PAD and other cardiovascular diseases (subject to FDA clearance). Healthcare providers use blood flow measurements as part of their assessment of a patient’s cardiac and vascular condition. Our strategy is to keep marketing QuantaFlo on a recurrent revenue model to insurance plans and medical personnel who care for those older than 50 years, including cardiologists, internists, nephrologists, endocrinologist, podiatrists, and family practitioners. Specifically, we believe there are more than 400,000 physicians and other potential customers in the United States alone, many of whom care for patients older than 50 years old and at increased risk of developing PAD and other cardiovascular diseases. Based on U.S. Census data, the evaluable patient population for QuantaFlo is estimated to be more than 80 million patients in the United States annually.
●	Expanding the tools available to internists and non-peripheral vascular experts. Our intention is to provide a tool to internists and non-cardiovascular experts, for whom it was previously impractical to conduct a blood flow measurement unless in a specialized vascular laboratory. For cardiovascular specialists, QuantaFlo does not require the use of blood pressure cuffs (which should not be used on some breast cancer patients), and measures without blood pressure in obese patients and patients with non-compressible, hard, calcified arteries. Currently, these patients often are unable to be measured satisfactorily with traditional devices.
●	Developing additional product and service offerings that allow healthcare providers to deliver cost-effective wellness and receive increased compensation for their services. In March 2015, we received FDA 510(k) clearance of our product, QuantaFlo, to aid clinicians in the diagnosis and monitoring of PAD. The cleared device reflected several updates and modifications to the original model that were developed in conjunction with our consultant engineering groups. We are seeking a new 510(k) clearance for the expanded use of QuantaFlo following correspondence with the FDA. The new 510(k) is intended to enable expanded labeling for QuantaFlo as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. Further, we continue to explore potential new product and service offerings through our research and development programs. Our goal is to provide cost-effective wellness solutions for our growing, established customer base, achieve a reputation for outstanding service, all while leveraging our gains in the marketplace for such product and service offerings.
●	Exploring additional product and service offerings through arrangements. In addition to our in-house research and development efforts, we are also seeking out opportunities to expand our product and service offerings through marketing, distribution and licensing arrangements. Such arrangements will allow us to sell products related to chronic disease management through our network of physicians and other customers.

Sales and Marketing

We provide our QuantaFlo product and any other products for which we have distribution rights to our customers through our salespersons, who have experience selling products and services to our anticipated market.

We deliver QuantaFlo directly to our customers, and in-service training to the customers is provided either on-line or in person. Because QuantaFlo is relatively easy to use, training can generally be accomplished in less than one day. We are currently test marketing the other products we distribute, products in the cardiovascular care space that we believe are attractive to our current customer base. We do not currently have any material revenues from these initial test marketing efforts, which will inform our sales and marketing strategy.

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

Manufacturing

We manufacture our product, QuantaFlo, in the United States through independent contractors whom we pay for finished goods. Our contracts provide for subassemblies, product final assembly, test, serialization, finished goods, inventory and shipping operations. Our current contracts will remain in force until terminated by us upon three months written notice, or until terminated by either party for cause. Although we believe we have a good working relationship with our current contract manufacturers, there are many such qualified contract manufacturers available around the country should we need to replace them or if they are not able to meet demand as we grow our business as anticipated. While our current independent contract manufacturers source some supplies from China, we believe QuantaFlo is relatively easy to manufacture, and should we encounter issues due to supply chain disruptions as a result of the recent tariff proposals of the current U.S. administration, or a global health emergency, such as the COVID-19 pandemic or any other global supply chain constraints, we believe alternative sources should be available. We employ a consultant vendor qualification expert to monitor and test the quality controls and quality assurance procedures of our contract manufacturer.

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

Another study was designed to assess the side-by-side performance of our vascular testing product compared with traditional analog ABI with Doppler measurements in medical practices. In the study of 181 limbs from 121 patients at 5 medical practices during 2012 and 2013, three techniques were used on all limbs: our test, traditional analog ABI with Doppler, and Duplex ultrasound imaging as a gold standard. Traditional analog ABI with Doppler was unable to perform a conclusive study in 8.7% of limbs. In the remaining limbs, our vascular testing product and the ABI with Doppler measurements were in agreement, or in other words concordant, in 78% of limbs. Among the discordant limbs, Duplex imaging judged that the true positive rate of our vascular testing product was significantly higher than that of ABI with Doppler by a 2 to 1 margin. The results of the study are available as a white paper that may be shown to potential customers or other interested parties. Among other limitations of the study, the study had a small sample size, was conducted at specialty practices not primary care practices, had a retrospective design with incomplete collection of demographic information and clinical characteristics of the population, and was not peer reviewed.

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

A February 2022 published peer-reviewed study analyzed point-of-care tests using QuantaFlo for asymptomatic patients in a Medicare Advantage population between January 2016 and December 2016. In this study, 13,971 patients were tested and 31.6% had a positive result for PAD. Almost 60% had lower socio-economic income level with 15.1% living under the poverty level. The risk associated with detecting PAD was substantial with a 60-70% increased risk of all-cause mortality or morbidity at one year and a 40-50% increased risk of all-cause mortality or morbidity at three years. The risk was not modified by a history of coronary or cerebrovascular artery disease. The authors concluded that these findings highlight an enormous potential to realize cost-savings by reducing cardiovascular event rates and deploying population-based PAD risk mitigation strategies. Among other limitations of the study, the publication mentioned that they were not able to study the potential impact of PAD risk management strategies used after a positive PAD screen was communicated with the primary care provider and patient. This may have led to an underestimation of the true risk as targeted PAD risk management and behavior modification strategies may have been initiated at the discretion of the provider and patient.

A September 2022 peer-reviewed study under real-world conditions, illustrating the benefits of PAD in-home screening was published. The study analyzed screening tests using QuantaFlo for Medicare Advantage beneficiaries aged ≥65 years participating in the Optum HouseCalls program in the United States between April 1, 2017 and February 1, 2019. Of the 192,500 patients tested in their homes, 27.7% had a positive result for PAD. One-year all-cause mortality, 1- and 2-year major adverse cardiovascular events or MACE, and major adverse limb events or MALE, in the PAD positive patients were all significantly increased versus those patients who screened negative for PAD (p <.001). Moreover, the severity of the test results was associated with worse outcomes. The authors stated, “Detecting previously undiagnosed peripheral artery disease is a way to risk stratify a population that would benefit from further cardiovascular risk management.” Among other limitations of the study, the publication mentioned that the findings are only generalizable to individuals aged ≥65 years and the study could not assess the proportion of deaths due to cardiovascular causes.

A February 2023 peer-reviewed study was published assessing the accuracy of our vascular testing product using cardiac echocardiography or Echo, as a gold standard of heart failure. Results were that our test showed a significant correlation with Echo (p<.01). Among other limitations of the study, the publication mentioned that data on severity were not including and outcomes following preventative measures were not studied.

Patents and Licenses

We have been issued one patent for our apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027.

Government Regulation

Bitcoin Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended, or CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws, and the approval of the spot bitcoin ETPs support this view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. In addition, in January 2025, the SEC acting Chairman announced a new Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets.

In addition, because transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, a January 2021 nomination hearing before the Senate Finance Committee, it was noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, an executive order relating to cryptocurrencies was signed. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. With the recent change in the U.S. administration, there is uncertainty about future regulatory oversight and enforcement and what rules and regulations may ultimately govern. For example, in January 2025, an executive order was issued that revoked the prior administration's executive order and Treasury Department's framework, and established the Presidential Working Group on Digital Asset Markets that will be tasked with developing a federal regulatory framework governing digital assets.

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

Physician coding for procedures is established by the American Medical Association. CMS, the agency responsible for administering Medicare and Medicaid, and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by hospitals for reporting inpatient procedures, and many private payors rely on coverage decisions and reimbursement rates established by CMS as benchmarks for determining their own coverage and reimbursement policies. All physician and hospital coding is subject to change, which could impact coverage and reimbursement and physician practice behavior. We do not track denial of requests for reimbursement made by the users of QuantaFlo. It is our belief that such denials have occurred and might occur in the future with more or less frequency. We are not in the business of performing QuantaFlo measurements that require us to seek reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial health insurers, including those that offer Medicare Advantage plans, and managed care programs. Many of our customers are third-party payors who pay us directly for use of our product and services.

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

Particularly in the United States, third-party payors carefully review, have undertaken cost-containment initiatives, and increasingly challenge the prices charged for procedures and medical products as well as any technology that they, in their own judgment, consider experimental or investigational. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval or pre-authorization of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined amount per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the U.S.Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. The federal False Claims Act provides for treble damages and per-claim penalties. We have been cooperating with civil investigative demands from DOJ since 2017 related to claims for reimbursement related to our QuantaFlo device, and are at risk of civil suit by DOJ resulting therefrom. See Item 3. “Legal Proceedings” and Item 1A. “Risk Factors—We are subject to various healthcare fraud and abuse laws and regulations, and at risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, which would adversely affect our business. A civil suit by DOJ also exposes us to risk of other litigation.” for more information. In addition, off-label promotion has been pursued as a violation of the federal False Claims Act. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their independent medical judgment, we are prohibited from promoting products for such off-label uses. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

To enforce compliance with the federal laws, the DOJ has also increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry (including our company). Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to cost-containment initiatives within the health care industry. We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further, it is possible that additional governmental action is taken in response to pandemics.

Human Capital Management

As of December 31, 2024, we had 79 employees, all of which were full-time. None of our employees are represented by a labor union, and we consider our relationship with our employees to be positive. We also regularly engage consultants and subcontractors on an as-needed basis.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We use different incentive plans such as annual cash bonuses, no-cost healthcare for employees and their families, paid vacation for employees ranked below director and generous referral bonuses to attract, retain and motivate our employees. From time to time, we may also provide equity incentives, such as stock option grants.

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

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Industry Data.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this annual report on Form 10-K.

Risks Related to Our Business

If we do not successfully implement our healthcare solutions strategy, our business and results of operations will be adversely affected.

Our business strategy was formed based on assumptions about the cardiac and vascular diseases market and healthcare reform that might prove wrong. We believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases will help drive growth in the cardiac and vascular diseases market and our risk assessment business. However, these demographics and trends, and our assumptions about them, are uncertain. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance. Moreover, if our customers do not receive increased capitated payments for providing care to patients for PAD using our products, it would have material and adverse effect on our business, financial condition and results of operations. For example, CMS revised the hierarchical condition category, or HCC, codes for vascular disease and created uncertainty in the future whether identifying patients with PAD will qualify for an increased capitated payment. More specifically, in late March 2023, CMS issued a final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs and under which CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three-year period. The 2024 model did not include risk adjusted payments for PAD without complications, which payments many health insurers have previously relied upon for their Medicare Advantage patients under the previous 2020 model. These changes are being phased in as follows: in calendar year 2023, full payment under the 2020 model continued; in calendar year 2024, 67% of the 2020 model is available; in calendar year 2025, 33% of the 2020 model will be available. Such changes in the regulatory landscape for HCC codes has impacted the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.

In addition, we may not be able to successfully implement our business strategy. To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products, all of which we believe could increase acceptance of our products by physicians. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we have the right from time to time to distribute other third-party products, there is no guarantee that we will be successful. For example, although we had a distribution agreement for Insulin Insights from Mellitus, we were not able to generate significant revenue and wrote off the entire balance of our $2.5 million investment in December 2023. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We predominantly market only one FDA-cleared vascular testing product; it may not achieve broad market acceptance or be commercially successful. We may also fail to generate meaningful benefit from our recent investments in other companies developing complementary products or distribution agreements for complementary products.

We currently actively market only one vascular testing product, QuantaFlo and have a distribution agreement for a third-party product. Although we had an exclusive marketing and distribution agreement for another product (Insulin Insights), we did not generate meaningful distribution revenues and we wrote off our prepaid licenses and a portion of our investment in December 2023. We also have a few minority investments in other companies but we do not distribute their products (see Note 6 to our audited financials appearing elsewhere in this annual report on Form 10-K for additional information relating to these minority investments). There is a risk that we may never receive repayment of our loans, nor receive any benefit from our equity investment, nor that we will generate meaningful revenues from our existing distribution arrangement. Accordingly, we expect that revenues from our vascular testing product will account for the vast majority of our revenues for at least the next several years.

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

Moreover, for any complementary products for which we have (or acquire) exclusive distribution rights, we may not be able to convince potential customers of their benefits, and these rights and potential future rights may not generate any meaningful revenues for our company.

If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, our product might have difficulty gaining widespread acceptance.

Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as QuantaFlo to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with QuantaFlo by third-party payors is central to the acceptance of QuantaFlo and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. For example, the final 2024 CMS rate announcement for Medicare Advantage and Medicare Part D did not include risk-adjusted payments for PAD without complications, which is leading to decreased usage of our product and negatively affecting our revenues. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with QuantaFlo if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

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

Currently, our QuantaFlo device is not specifically approved for any particular reimbursement code. Although some of our customers report being covered and reimbursed by third-party payors for procedures, we have not offered any reimbursement guidance, therefore there is a risk that third-party payors may disagree with the reimbursement under a particular code. In addition, some of our potential customers might have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our QuantaFlo to be used, we do not intend to pursue formal approval for QuantaFlo for any particular code.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 45 sales and marketing employees as of December 31, 2024. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with an independent distributor. There is no guarantee that we would be successful in our efforts to find an independent distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenues from our products in addition to the leasing model, such as our fee per test model. We have and also may in the future acquire rights to other complementary products. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives, or independent distributors with significant technical knowledge about our product and complementary products we distribute, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent distributors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize QuantaFlo or our other products and service offerings in development or that we distribute, which would adversely affect our business, results of operations and financial condition.

We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.

Our business is primarily based on a leasing model rather than an outright sale of our products although we also generate variable fee revenues, which are based on usage (fee-per-test). Our pricing is based on data collected on use rates and third-party payment rates to physicians and facilities for the use of our product. We require no down payment, long-term commitment or maintenance contract or fees from our customers and may replace damaged products free of charge in the service model. If we lose current customers on short notice, we may not be able to find new customers to replace them with in a timely manner and that could adversely affect our business, results of operations and financial condition. In addition, our business model of replacing damaged products free of charge may prove to be costly and affect the profitability of our service model. In our fee-per-test model, we rely on our customers to comply with the terms of service that require them to synchronize devices on a regular and routine basis such that we are able to invoice them for the tests done using our device. There is a risk that customers use our device without synching as agreed, which could lead to inadequate billing and failing to capture revenue based on actual usage. Although we have procedures in place to limit usage of our device if it has not synchronized for a period of time, there is no guarantee that our customers will act in compliance with their terms of service and we may not appropriately capture all per-test fees to which we are entitled.

We are exposed to risk as a significant portion of our revenues and accounts receivables are with a limited number of customers.

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the year ended December 31, 2024, two customers (including their affiliates) accounted for 43.1% and 27.6% of our revenues, respectively. As of December 31, 2024, three customers accounted for 33.9%, 28.7% and 14.0% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices or leverage their market share to negotiate reduced pricing terms, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility may negatively impact our operations.

We manufacture QuantaFlo through a small number of independent contractors based in the United States. We also have a distribution agreement for a third-party complementary product that they are contractually obligated to supply to us. The loss or disruption of our relationships with outside vendors and suppliers, including failure to adhere to contractual terms, could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the recent tariff proposals of the current U.S. administration, or a global health emergency such as COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

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

We will need to generate significant sales to maintain profitability in our healthcare solutions business and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales decline or grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance from our operating business will likely be adversely affected.

Our future financial performance will depend in part on the successful improvements and software updates to QuantaFlo on a cost-effective basis.

Our future financial performance will depend in part on our ability to anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that QuantaFlo will achieve significant commercial success and that it will gain meaningful market share. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to QuantaFlo or our other products in development. Further, we may not be able to develop improvements and software updates to QuantaFlo at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with QuantaFlo.

Failure to successfully introduce, improve or update our products on a cost-effective basis, or delays in customer decisions related to the evaluation of our products could cause us to lose market acceptance and could materially adversely affect our business, financial condition and results of operations.

One of our business strategies is developing or distributing additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs and receive increased compensation for their services. The development or distribution of new products and service offerings involves time and expense and we may never realize the benefits of this investment.

As part of our business strategy, we intend to develop or distribute additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs. Such new product and service offering may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. It is possible that our development or distribution efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings or any third-party products that we distribute will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Insulin Insights and Discern, and in December 2022, we extended a loan to Monarch, maker of the software product EndoTool and such loan as amended in December 2024 and January 2025. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or that we will be repaid upon maturity of our loans. Notably, in the year ended December 31, 2023, we wrote-off our $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record additional impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion of the relevant regulatory regime, see “Business—Government Regulation” in Item 1 of this annual report on Form 10-K. We cannot assure that any new medical devices or new uses or modifications for QuantaFlo that we develop, including our planned 510(k) for the use of QuantaFlo to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD, will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

Furthermore, although QuantaFlo has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. For example, we are seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations. We also may need to undertake a recall of any modified product that has been distributed.

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

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters, untitled letters or other forms of more significant enforcement action. More specifically, if FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or poses an unreasonable health risk, the FDA could:

●	require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;

●	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;
●	detain, seize or ban adulterated or misbranded medical devices;
●	refuse to provide us with documents necessary to export our product;
●	refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;
●	withdraw the premarket approvals we may receive or reclassify our device;
●	impose operating restrictions, including requiring a partial or total shutdown of production;
●	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
●	assess criminal or civil penalties against our officers, employees or us.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements. For a discussion of healthcare reform activity, see “Business—Government Regulation—Healthcare Reform” in Item 1 of this annual report on Form 10-K.

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

Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals and health systems. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.

We are subject to various healthcare fraud and abuse laws and regulations, and at risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, which would adversely affect our business. A civil suit by DOJ also exposes us to risk of other litigation.

We are subject to various healthcare fraud and abuse laws and regulations, as described “Business—Government Regulation—Healthcare Fraud and Abuse” in Item 1 of this annual report on Form 10-K. We may be subject to liability under such laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us, either due to our actions, those of any distributor (including our former distributor), or our customers or those of our distributors. These customers include parties that bill Federal healthcare programs for use of our product or for caring for patients with conditions diagnosed with the aid of our product, all of whom may be subject to government scrutiny. For example, DOJ has been investigating improper reimbursement of claims for testing using our QuantaFlo device. See Item 3 “Legal Proceedings.” There is a risk that the DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, which would adversely affect our business. The federal False Claims Act provides for treble damages and per-claim penalties. A civil suit by DOJ also exposes us to risk of other litigation. Finally, to the extent that any of the agreements are breached or terminated, our business may experience a decrease in revenues. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.

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

As of December 31, 2024, we have been issued, or have rights to, one U.S. patent (which expires on December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $51,800 per bitcoin and above $106,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this annual report on Form 10-K. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we early adopted as of January 1, 2024, and which requires us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, or of the U.S. or state governments, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed or held in large amounts by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the Bitcoin network;
●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East, as well as expectations regarding changes to the regulatory environment, including for the U.S. digital asset industry.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

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

In addition, while the current administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of bitcoin.

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

Due in particular to the volatility in the price of bitcoin, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin on our balance sheet. As of December 31, 2024, we held 2,298 bitcoins, which we acquired for $189.7 million during the year, inclusive of fees and expenses, with an aggregate value of $214.6 million due to an adjustment in their fair value of $24.9 million, and $9.0 million in cash, cash equivalents and restricted cash, compared to carrying no digital assets and having $57.3 million in cash, cash equivalents and short-term investments as of December 31, 2023.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 applies, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

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

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased enforcement activity thereafter, and regulatory requirements continue to evolve in response to FTX Trading’s collapse as well as changes in government policies regarding cryptocurrencies. Changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

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

As of December 31, 2024, we held an aggregate 2,298 bitcoins, which we acquired for $189.7 million, inclusive of fees and expenses, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this annual report on Form 10-K, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this annual report on Form 10-K, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

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

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this annual report on Form 10-K.

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

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

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

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.

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

Risks Related to Our Indebtedness

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

As of December 31, 2024, we did not have any indebtedness. In January 2025, we issued $100.0 million aggregate principal amount of senior convertible notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing on acceptable terms or at all;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future.

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of our convertible senior notes will have the right, subject to certain conditions and exceptions, to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

Certain provisions in the indenture governing the notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes requires us, subject to certain conditions and exceptions, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The capped call transactions may affect the value of the notes and our common stock.

In connection with the pricing of the notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the notes. The capped call transactions are expected to offset the potential dilution as a result of any conversion of notes. We expect that the option counterparties and/or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivative transactions and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the notes on or after May 1, 2030 that is not in connection with a redemption, or following our election to terminate any portion of the capped call transactions in connection with any repurchase, redemption, exchange or early conversion of the notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.

Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Risks Related to Our Common Stock

Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to substantially influence the outcome of all matters submitted to stockholders for approval.

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 22.3% of our common stock as of January 31, 2025. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our amended and restated bylaws further provide that a federal district court of the United States is the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended or the Securities Act. These provisions further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions.

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

The price of our common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new bitcoin strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	our bitcoin treasury strategy;
●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;
●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section, including the risk that DOJ will file a complaint against our company.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, including the risk that DOJ will file a complaint against our company, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Disruptions at the FDA, the SEC and other government agencies caused by the change in presidential administration, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025.

Disruptions at the FDA and other agencies may slow the time necessary for review and approval (including our expanded indication for QuantaFlo), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

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

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes or in claiming tax credits or taking other tax positions. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain or if we were to be audited, the Internal Revenue Service, or state tax authorities may not agree with our tax positions. For example, we are subject to various state sales and use tax audits and believe our current exposure could result in an estimated liability of up to $500,000. Further state sales and use tax audits could result in other potential liabilities. In addition, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates and practices are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or a particular state, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

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

In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, we entered into an “at-the-market” offering program in June 2024 and issued convertible notes in January 2025. We cannot assure you that we will be able to sell shares or other securities with conversion prices in any other offering at a price per share that is equal to or greater than the price per share paid by investors in such an offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

The price per share at which we sell or issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price at which you purchased your shares.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our Information Technology or IT, department assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program.

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

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The audit committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short, intermediate, and long-term timeframe. Audit committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from the chief technology officer or CTO on our enterprise risk profile on an annual basis. The audit committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our CTO is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our current CTO has over 30 years of experience in information technology and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties. The CTO provides periodic updates on our cybersecurity risk profile to management and the audit committee of our board of directors.

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

In July 2017, we received an initial civil investigative demand, or CID, from the DOJ pursuant to the federal False Claims Act investigating whether we and others may have violated the False Claims Act by marketing tests on devices that use photoplethysmography technology as reimbursable by Medicare in alleged contravention of applicable laws and regulations. We cooperated with the investigation, along with subsequent CIDs received in February 2019, December 2021, April 2022 and April 2023 addressed to our company or individual current or former employees related to the same investigation. In September 2024, DOJ shared certain information to which we responded in January and February 2025. On February 6, 2025, DOJ asked if we wished to engage in settlement discussions to resolve any potential claims by February 11, 2025 and if so that we make a settlement offer by such deadline. Prior to February 6, 2025, DOJ had not stated an intention to pursue a claim of wrongdoing against our company. On February 11, 2025, we began initial settlement discussions with DOJ, but ceased initial discussions on that date. Accordingly, there is a risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages. We do not believe the amount of loss can be reasonably estimated. We intend to vigorously defend ourselves in any such action.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the Nasdaq Stock Market LLC under the symbol “SMLR” since September 27, 2021.

Holders

On January 31, 2025, the closing sale price of a share of our common stock was $51.96 per share and there were 9,596,486 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately eight stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Industry Data” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report on Form 10-K.

Overview

We are a company developing and marketing technology products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo measures arterial blood flow in the extremities to aid in the diagnosis of PAD.

We also invest in bitcoin and have adopted bitcoin as our primary treasury reserve asset. As an operating business, we are able to use cash flows as well as proceeds from equity and debt financings to accumulate bitcoin. Our healthcare technology solutions business is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy.

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

In the year ended December 31, 2024, we had total revenues of $56.3 million and net income of $40.9 million compared to total revenues of $68.2 million and net income of $20.6 million in 2023. We had an income tax expense of $7.0 million in 2024, compared to $3.5 million in 2023. Our pre-tax net income was $47.9 million, including unrealized gains from the change in fair value of bitcoin holdings of $24.9 million in 2024 compared to $24.1 million and no gains in 2023.

Recent Developments

Bitcoin Treasury Strategy

In May 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. As of December 31, 2024, we held an aggregate of 2,298 bitcoins, which we acquired for an aggregate purchase price of $189.7 million and an average purchase price of $82,538 per bitcoin. From January 1, 2025 through February 14, 2025, we have purchased an additional 894 bitcoins, at an aggregate purchase price of $90.7 million and an average purchase price of $101,532. All purchase amounts include fees and expenses.

ATM Offering

In June 2024, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time our common stock in an at-the-market, or ATM, offering. Through December 31, 2024, we have issued and sold a total of 2,197,988 shares of our common stock for aggregate gross proceeds of approximately $119.6 million.

Offering of 4.25% Convertible Senior Notes

In January 2025, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2030, or the notes, in a private offering, or the offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, which included $15.0 million pursuant to the exercise in full of the initial purchasers option. The offering size was increased from the previously announced offering size of $75.0 million aggregate principal amount of notes.

The notes are senior unsecured obligations and accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2025, at a rate of 4.25% per year. The notes will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate of the notes is 13.0826 shares of our common stock per $1,000 principal amount of such notes (equivalent to an initial conversion price of approximately $76.44 per share). The initial conversion price of the notes represents a premium of approximately 25% over the last reported sale price of our common stock on the Nasdaq Capital Market on January 23, 2025. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of its common stock, at its election.

We received approximately $91.0 million of net proceeds after deducting the initial purchasers’ discount and other offering expenses payable by us. We used approximately $1.3 million for issuance expenses and approximately $7.7 million of the net proceeds to pay the cost of the capped call transactions that we entered into as described below and the remainder of the net proceeds for general corporate purposes, including the acquisition of bitcoin.

In connection with the pricing of the notes, we entered into privately negotiated capped call transactions, or the capped call transactions with certain financial institutions, or the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that will initially underlie the notes. The capped call transactions are expected to offset the potential dilution to our common stock as a result of any conversion of notes, with such reduction subject to a cap. The cap price of the capped call transactions relating to the notes will initially be approximately $107.01, which represents a premium of approximately 75% over the last reported sale price of our common stock on the Nasdaq Capital Market on January 23, 2025, and is subject to certain adjustments under the terms of the capped call transactions. As the initial purchasers exercised their option to purchase additional notes, we entered into additional capped call transactions with the option counterparties on January 24, 2025.

In connection with establishing their initial hedges of the capped call transactions, we expect the option counterparties and/or their respective affiliates may enter into various derivative transactions with respect to our common stock and/or purchase our common stock in secondary market transactions concurrently with or shortly after the pricing of the notes, including with certain investors in the notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the notes at that time.

In addition, we expect that the option counterparties and/or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivative transactions and/or purchasing or selling our common stock or our other securities in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the notes on or after May 1, 2030 that is not in connection with a redemption, or following our election to terminate any portion of the capped call transactions in connection with any repurchase, redemption, exchange or early conversion of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect a noteholder’s ability to convert its notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that a noteholder will receive upon conversion of its notes.

Neither the notes, nor any shares of our common stock issuable upon conversion of the notes, have been registered under the Securities Act or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

Our Bitcoin Acquisition Strategy

In May 2024, we adopted bitcoin as our primary treasury reserve asset on an ongoing basis, subject to market conditions and our anticipated cash needs. Our strategy includes acquiring and holding bitcoin using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin. For example, we began issuing shares under our June 2024 “at-the-market” offering program in the second half of 2024, and in January 2025 issued convertible bonds, and used proceeds from both of these capital market transactions to acquire additional bitcoin. We view our bitcoin holdings as long term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional bitcoin purchases. This overall strategy also contemplates that we may periodically sell bitcoin for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our bitcoin holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases and change in fair value within the period (in thousands, other than bitcoin and price per bitcoin and unless otherwise noted).

	Source of					Approximate
	Capital					Average
	Used to					Purchase
	Purchase	Digital Assets	Change in	Digital Assets	Approximate	Price Per
	Bitcoin	at Cost	Fair Value	at Fair Value	Bitcoin Held	Bitcoin (in $)
Balance as of December 31, 2023		$—	$—	$—	—	$—
Digital assets purchased		—	—	—	—	—
Balance as of March 31, 2024		—	—	—	—	—
Digital assets purchased	(a)	60,000	—	60,000	877	68,436
Change in fair value of the digital assets		—	(5,055)	(5,055)	—	—
Balance as of June 30, 2024		$60,000	$(5,055)	$54,945	877	$68,436
Digital assets purchased	(b)	8,400	—	8,400	141	59,372
Change in fair value of the digital assets		—	1,137	1,137	—	—
Balance as of September 30, 2024		$68,400	$(3,918)	$64,482	1,018	$59,372
Digital assets purchased	(b)	121,300	—	121,300	1,280	94,755
Change in fair value of the digital assets		—	28,851	28,851	—	—
Balance as of December 31, 2024		$189,700	$24,933	$214,633	2,298	$82,538

(a)	Cash from operations.
(b)	Cash from operations and proceeds from ATM offering.

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

Total other income and expense

Our total other income and expense primarily reflects other taxes and fees, interest and dividend income, as well as changes in value and impairments of our investments and digital assets.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the financial statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We do not believe that we have any critical accounting policies and estimates.

Factors Affecting Future Results

We have not identified any other factors that have a recurring effect that are necessary to understand period to period comparisons as appropriate, nor any one-time events that have an effect on the financials. However, we are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

We had revenues of $56.3 million for the year ended December 31, 2024, compared to $68.2 million in 2023. Our revenues are primarily from fees charged to customers for use of our products and from sale of accessories used with these products. We recognized revenues of $53.4 million from fees for our products in 2024, consisting of $27.5 million from fixed-fee licenses and $25.9 million from variable-fee licenses, compared to $66.3 million in 2023, consisting of $37.3 million from fixed-fee licenses and $29.0 million from variable-fee licenses. The remainder was from other equipment/supply sales of accessories, which were $2.9 million in 2024 as compared to $1.9 million in 2023.

Revenues from fees for products are recognized monthly, usually billed as a fixed monthly fee or as a variable monthly fee dependent on usage. The primary reason for the decrease in revenues was a decrease in testing volume and the introduction of volume pricing tiers for some of our largest customers, as well as the CMS rate announcement. We expect to continue to experience decreased testing volume due to the CMS rate announcement, which we expect will have a negative effect on our revenues.

Operating Expenses

We had total operating expenses of $35.4 million for the year ended December 31, 2024, compared to $45.9 million in 2023. The primary reason for this change was a focus on cost control and strategic streamlining implemented in the third quarter of 2023. As a percentage of revenues, operating expenses, including cost of revenues, decreased to 63% in 2024, as compared to 67% in 2023. The changes in the various components of our operating expenses are described below.

Cost of Revenues

We had cost of revenues of $4.8 million for the year ended December 31, 2024, compared to $7.0 million for 2023. The primary reasons for this change were the lower personnel costs and lower scrap write-off expenses, partially offset by higher material cost. In 2023, there was a one-time write-off of $2.5 million related to the prepayment for Insulin Insights licenses. As a percentage of revenues, cost of revenues was at 8% in 2024, compared to 10% in 2023.

Engineering and Product Development Expense

We had engineering and product development expense of $4.8 million for the year ended December 31, 2024, compared to $5.8 million in 2023. The decrease was primarily due to lower personnel costs, consulting fees and other costs associated with our product development and customization efforts, which were partially offset by higher clinical studies expenses. As a percentage of revenues, engineering and product development expense was unchanged at 9% in both 2024 and in 2023.

Sales and Marketing Expense

We had sales and marketing expense of $13.1 million for the year ended December 31, 2024, compared to $18.1 million in 2023. The decrease was primarily due to lower personnel costs, consulting, trade show, travel and other expenses. As a percentage of revenues, sales and marketing expense decreased to 23% in 2024 compared to 27% in 2023.

General and Administrative Expense

We had general and administrative expense of $12.7 million for the year ended December 31, 2024, compared to $14.3 million in 2023. The decrease was primarily due to lower personnel costs, legal and professional and bad debt expenses, partially offset by higher insurance and dues and subscriptions expenses. As a percentage of revenues, general and administrative expense increased to 22% in 2024, compared to 21% in 2023.

Strategic Operational Streamlining

During the year ended December 31, 2023, we incurred severance cost of $0.7 million consisting of one-time termination benefits, which we have reported on the statement of income under “strategic streamlining”. We did not incur any strategic streamlining expenses during the year ended December 31, 2024.

Other Income and Expense

We had other income of $27.0 million for 2024, compared to $1.8 million in 2023. The change was primarily due to unrealized gains of $24.9 million from the change in fair value of our digital assets.

Provision for Taxes

In 2024, we recorded income tax expense of $7.0 million, compared to $3.5 million in 2023. In 2024, income tax expenses were partially offset by tax benefits related to employee stock option exercises. In 2023 lower income tax expense was due to tax benefits from employee stock option exercises and the $2.5 million write-off of the Insulin Insights prepaid licenses.

Net Income

For the foregoing reasons, we had a net income of $40.9 million for the year ended December 31, 2024, compared to a net income of $20.6 million for the year ended December 31, 2023.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and short-term investments of $9.0 million at December 31, 2024, compared to $57.3 million at December 31, 2023, and total current liabilities of $6.3 million at December 31, 2024, compared to $6.2 million at December 31, 2023. As of December 31, 2024, we held 2,298 bitcoins with an aggregate fair value of $214.6 million at such date. Our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “other income, net” in our statement of income. We recognized an unrealized gain of $24.9 million from the remeasurement of fair value of our digital assets for the year ended December 31, 2024. We did not have any digital assets as of December 31, 2023. As of December 31, 2024, we had working capital of approximately $16.4 million. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2024, as well as in the long-term.

In June 2024 we entered into a Controlled Equity Offering℠ Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may offer and sell from time to time our common stock in an ATM offering. Through December 31, 2024, we have issued and sold a total of 2,197,988 shares of our common stock for aggregate gross proceeds of approximately $119.6 million.

Our cash is held in a variety of non-interest bearing bank accounts and interest bearing money market accounts. At December 31, 2024, we held approximately $3.6 million in government money market fund accounts and the remaining cash was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in bitcoins, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating Activities

We generated $24.4 million of net cash from operating activities for the year ended December 31, 2024, compared to $21.3 million of net cash from operating activities for the same period of the prior year. Non-cash adjustments to reconcile net income to net cash from operating activities used net cash of $17.7 million and were primarily due to, an unrealized gain in fair value of bitcoin of $24.9 million, change in the fair value of notes held for investments of $0.1 million, allowance for credit losses of $0.1 million, partially offset by deferred tax income of $5.8 million, stock-based compensation expense of $0.9 million, depreciation of $0.6 million, and loss on disposal of assets for lease of $0.3 million. Changes in operating assets and liabilities provided $1.2 million of net cash. These changes in operating assets and liabilities included a decrease in accounts receivable of $1.8 million, an increase of accrued expenses of $0.7 million, a decrease in other noncurrent assets of $0.1 million and decrease in inventory of $0.1 million, partially offset by an increase in prepaid expenses and other current assets of $0.9 million, decrease in other current liabilities of $0.3 million and decrease in trade payable of $0.3 million.

Investing Activities

We used $190.0 million of net cash for investing activities for the year ended December 31, 2024, compared to generating $18.4 million of net cash from investing activities for the year ended December 31, 2023. The increase in net cash used was primarily due to purchases of bitcoin of $189.7 million.

Financing Activities

We generated $117.2 million of net cash in financing activities during the year ended December 31, 2024, compared to net cash used of $5.4 million during the year ended December 31, 2023, primarily due to proceeds from the issuance of common stock of $119.6 million under our ATM offering program and proceeds from the exercise of stock options of $1.5 million, partially offset by taxes paid related to equity awards of $0.9 million, and the payment of stock issuance expenses of $3.0 million.

Description of Indebtedness

As discussed above in “—Recent Developments—Offering of 4.25% Convertible Senior Notes,” in January 2025, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2030. For a description of the material terms of the notes and related capped call transactions, see above and Note 20 “Subsequent Events” to our audited financial statements appearing elsewhere in this annual report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income, net” on our statements of income. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. See Part I, Item 1A, “Risk Factors Related to Our Bitcoin Treasury Strategy and Holdings.” for information regarding the risks related to our bitcoin holdings. As of December 31, 2024, the fair value of our bitcoin investment included in Intangible digital assets was $214.6 million, and for the twelve months ended December 31, 2024, we recognized a $24.9 million unrealized gain from the remeasurement of our bitcoin investment.

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

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that we maintain effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following are our directors and executive officers and their respective ages and positions as of the date of this annual report on Form 10-K:

Name	Age	Position	Director Since	Term Expires
Douglas Murphy-Chutorian, M.D.	70	Chief Executive Officer and Director	September 2012	2027
Renae Cormier	53	Chief Financial Officer	N/A	N/A
Daniel S. Messina	69	Director	August 2020	2027
Eric Semler	60	Director	April 2023	2026
William H.C. Chang	68	Director	April 2023	2025

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

Eric Semler — Mr. Semler has served as a member and chairperson of our board of directors since April 2023. Mr. Semler is a public and private market investor in technology and media. His long/short investment fund, TCS Capital Management, which he founded in 2001 and converted into a family office in 2017, was at its peak among the largest independent technology, media and telecom investment funds worldwide. Mr. Semler has helped unlock value for several public companies as an active shareholder and/or board member. He currently serves on the board of Fundstrat Global Advisors - an independent financial services firm. Mr. Semler has previously served on three public company boards: Angie’s List, the Maven (now known as Arena Group Holdings, Inc.) and Geeknet.com. Mr. Semler began his career as a journalist working for the New York Times and for the Moscow News in Russia. He is the co-author of two books published by Harper Collins: The Language of Nuclear War and The Businessman’s Guide to Moscow. In 2019, Mr. Semler and his wife Tracy founded and developed the Raising Fame podcast franchise, partnering with NBA parents Dell and Sonya Curry to tell stories about raising extraordinary athletes. In 2024, they launched Raising Fame TV, hosted by Sonya Curry and Lucille O’Neal, the mother of Shaquille O’Neal; the show began airing on TV One in July 2024, and includes episodes on raising world renowned athletes and entertainers. Mr. Semler received a B.A. from Dartmouth College and a J.D. and M.B.A. from Harvard University. We believe Mr. Semler’s deep expertise in capital allocation, corporate governance, strategic planning, and investment management qualify him to be a director of our company.

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

Executive Officer

Renae Cormier — Ms. Renae Cormier joined our company in May 2022 as head of corporate communications and business strategy. In July 2023, she was promoted to chief financial officer. As chief financial officer, she leads our accounting, finance, investor relations, bitcoin and business strategy efforts, and she plays a pivotal role in shaping the overall direction of our company. Ms. Cormier has extensive experience with investing, finance, and accounting. Prior to joining our company, she held numerous positions with investment management firms. Most recently she was a partner at Aravt Global from 2013 to 2022 where she was responsible for allocating investment capital in public and private companies across a variety of industries, as well as leading accounting-focused risk management across the portfolio’s holdings. From 1997 to 2001, Ms. Cormier was an auditor and provided mergers and acquisitions transaction advisory services at PricewaterhouseCoopers.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were in compliance, other than two gift transactions that were inadvertently omitted from Form 4s filed by Mr. Chang on May 14, 2024, and November 12, 2024, respectively, which were subsequently reported in Form 4/As filed on January 7, 2025, reflecting the transfer of shares held by Mr. Chang to his family trust.

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

Insider Trading Policies and Procedures

We have adopted an insider trading policy that applies to any and all transactions by our directors, officers, employees, certain designated consultants and their affiliates (as defined in such policy) in our securities. A copy of the insider trading policy is filed as exhibit 19.1 to this annual report on Form 10-K. In addition, with regard to our trading in our securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by (i) the individuals who served as our principal executive officer during any part of the year ended December 31, 2024, (ii) our most highly compensated executive officer other than our principal executive officer who was serving in such capacity as of December 31, 2024. There were no other individuals who would have been one of our most highly compensated executive officers as of December 31, 2024. These individuals are referred to in this annual report on Form 10-K as our named executive officers. As none of our named executive officers received any nonqualified deferred compensation, we have omitted that column from the table below.

						Non-Equity
				Option	Stock	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Award(s)	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Douglas Murphy-Chutorian, M.D., (6)	2024	$450,000	$—	$224,550	—	$400,000	$35,111	$1,109,661
Director and chief executive officer	2023	$488,508	$—	$—	—	$400,000	$40,389	$928,897
Renae Cormier (7)	2024	$374,375	$90,000	224,550	-	$—	$42,024	$730,949
Chief financial officer	2023	$273,724	$72,000	$95,200	$55,000	$—	$28,987	$524,911
(1)

For each of Dr. Murphy-Chutorian and Renae Cormier’s salary 2023 includes a lump sum payment of accrued and unused vacation time due to a change of vacation policy applicable to director and higher $38,508 for Dr. Murphy-Chutorian and $3,724 for Ms. Cormier.

(2)

Represents the grant date fair value of the options awarded during the year as determined under FASB, Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. See Note 16 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information.

(3)

Represents the grant date fair value of the stock awarded during the year as determined under FASB ASC 718. See Note 16 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information.

(4)

The amounts represent performance-based cash incentives earned by Dr. Murphy-Chutorian based on the achievement of certain pre-defined company goals and his target incentive compensation amount. Incentive compensation awards are paid quarterly, based on the achievement of the objectives for that quarter set by the compensation committee of our board of directors at the beginning of the fiscal year.

(5)

Represents payment of health insurance premiums pursuant to the terms of employment. For Dr. Murphy-Chutorian, 2023 includes $20,213 as reimbursement of legal expenses incurred in connection with negotiating and execution of the interim employment agreement and the separation and release agreement.

(6)

Dr. Murphy-Chutorian, resigned as chief executive officer effective April 3, 2023, and then was reappointed to such position effective April 27, 2023. All amounts are prorated to reflect this period of non-employment.

(7)	Ms. Cormier was promoted to chief financial officer effective July 7, 2023 and 2023 compensation amounts are pro rata to reflect a salary increase in connection therewith.

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

Douglas Murphy-Chutorian, M.D.

In connection with Dr. Murphy-Chutorian’s reappointment as chief executive officer, on May 25, 2023, we entered into a new employment agreement with Dr. Murphy-Chutorian, providing for compensation and benefits consistent with his then role as chief executive officer. Under such agreement, Dr. Murphy-Chutorian provides services on an-at-will basis and is eligible to receive annual base salary of $450,000 and quarterly target bonus of $100,000 per quarter based on achieving certain pre-defined performance objectives established by our board of directors prior to the performance period. Under the terms of this new employment agreement, Dr. Murphy-Chutorian can be terminated at any time and his job titles, salaries and benefits modified from time to time as we deemed necessary. Dr. Murphy-Chutorian remains eligible to continue to receive equity grants under our equity compensation plans and benefits on the same terms as other employees (including payment of life insurance policy, medical license fees and telecommunications charges)

Upon the recommendation of its compensation committee, our board of directors granted Dr. Murphy-Chutorian an option to acquire 15,000 shares of our common stock effective May 10, 2024. The option was granted under our 2014 Stock Incentive Plan, or the 2014 Plan, has an exercise price of $22.92 per share (the closing price on the grant date), a 10-year term, and is governed by our standard form of stock option agreement under the 2014 Plan. Accordingly, upon the recommendation of its compensation committee, our board of directors granted Dr. Murphy-Chutorian an option to acquire 50,000 shares of our common stock effective January 6, 2025. The option was granted under our 2024 Stock Option and Incentive Plan, or the 2024 Plan, has an exercise price of $58.94 per share (the closing price on the grant date), a 10-year term, and is governed by our standard form of stock option agreement under the 2024 Plan except that vested options are not subject to the post-termination exercise provisions of the 2024 Plan and may be exercised at any time prior to expiration without the requirement for continuous service.

Dr. Murphy-Chutorian’s new employment agreement suspended severance payments under his April 2023 severance agreement unless and until his employment terminates and he signs a supplemental release, for which he will be paid $100 and it will provide for the following: (i) $450,000 in severance payments payable monthly for 12-months commencing 30 days after his last day of employment; (ii) up to nine months of COBRA reimbursement; (iii) the extension of his post-termination exercise period to the original expiration date for his outstanding options, all of which options outstanding at the time of entry into the agreement were fully vested except the option to purchase 15,000 shares of our common stock granted in May 2024. We also agreed to pay any agreed severance including his post termination exercise period to the original expiration date for his outstanding vesting options to Dr. Murphy-Chutorian’s spouse in the event termination of employment is due to his death.

Renae Cormier

On July 7, 2023, our board of directors promoted Renae Cormier to chief financial officer effective July 10, 2023 from her previous position as head of corporate communications and business strategy. In 2024, Ms. Cormier’s base salary was $375,000 with target incentive of $90,000. In addition, upon the recommendation of its compensation committee, our board of directors granted Ms. Cormier an option to acquire 15,000 shares of our common stock effective May 10, 2024. The option was granted under the 2014 Plan, has an exercise price of $22.92 per share (the closing price on the grant date), a 10-year term, and is governed by our standard form of stock option agreement under the 2014 Plan. Ms. Cormier’s employment and compensation continue to be governed by the terms of her May 2022 employment agreement. Under the terms of the agreement, Ms. Cormier can be terminated at any time and her job titles, salaries and benefits may be modified from time to time as we deem necessary. Ms. Cormier remains eligible to continue to receive equity grants under our equity compensation plans and benefits on the same terms as other employees (including payment of life insurance policy and telecommunications charges). Accordingly, upon the recommendation of its compensation committee, our board of directors granted Ms. Cormier an option to acquire 40,000 shares of our common stock effective January 6, 2025. The option was granted under the 2024 Plan, has an exercise price of $58.94 per share (the closing price on the grant date), a 10-year term, and is governed by our standard form of stock option agreement under the 2024 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2024. We have omitted certain columns from the table as our named executive officers do not have any outstanding stock awards.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas Murphy-Chutorian(1)	60,000	0	$2.56	12/31/2025
Douglas Murphy-Chutorian(1)	125,000	0	$2.23	02/17/2026
Douglas Murphy-Chutorian(1)	125,000	0	$1.72	01/19/2027
Douglas Murphy-Chutorian(1)	125,000	0	$8.00	12/31/2027
Douglas Murphy-Chutorian	—	15,000	$22.92	05/10/2034
Renae Cormier	3,226	1,774	$30.48	05/16/2032
Renae Cormier	1,770	3,230	$25.47	07/09/2033
Renae Cormier	—	15,000	$22.92	05/10/2034
(1)	All the above options are fully vested.

Director Compensation

The following table shows the compensation earned in the year ended December 31, 2024 by our non-employee directors. Our non-employee directors received only cash and equity compensation in 2023 and 2024, so we have omitted certain columns from the table. The compensation information for Dr. Murphy-Chutorian, our chief executive officer and a director, is set forth in “Summary Compensation Table.” Dr. Murphy-Chutorian does not receive additional compensation for his services as an employee director.

	Fees Earned or	Option
	Paid in Cash	Awards	Stock Awards
Name	($)(1)	($)(2)	($)(3)	Total ($)
Daniel S. Messina	$70,500	$—	$100,000	$170,500
Eric Semler (3)	$108,750	$279,450	$100,000	$488,200
William H.C. Chang (3)	$74,250	$279,450	$100,000	$453,700

(1)

Consists of the annual retainer fee for service as a non-employee member of the board of directors or any board committee. For further information concerning such fees, see the section below entitled “Non-Employee Director Compensation Policy.”

(2)

Mr. Semler and Mr. Chang each received an option to acquire 27,000 shares of our common stock on May 23, 2024 for serving as a member of our bitcoin committee. The options were granted under the 2014 Plan and have an exercise price of $23.32 per share (the closing price on the grant date) with a 2-year term, and is governed by our standard form of stock option agreement under the 2014 Plan.

(3)

Represents the grant date fair value of the stock awarded during the year as determined under FASB ASC 718. See Note 16 to our audited financial statements included elsewhere in this annual report on Form 10-K for additional information.

Non-Employee Director Compensation Policy

Our non-employee director compensation program for 2024 was as follows:

All non-employee directors are entitled to receive an annual $45,000 retainer for service as a board member ($82,500 for non-employee chairman of the board) and an annual retainer for each committee on which they serve as a member:

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

In May 2024, we provided equity compensation to each of our non-employee directors for service on our board consisting of 2,182 shares of our common stock, which awards were granted under the 2014 Plan. The number of shares of common stock awarded was determined based on $50,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date. In November 2024, we provided equity compensation to each of our non-employee directors for service on our board consisting of 1,318 shares of our common stock, which awards were granted under the 2024 Plan. The number of shares of common stock awarded was determined based on $50,000 divided by the closing price on the grant date and such stock awards were fully vested on the grant date.

We also granted Mr. Semler and Mr. Chang each an option to acquire 27,000 shares of our common stock effective May 23, 2024 for serving as a member of our bitcoin committee. The options were granted under the 2014 Plan has an exercise price of $23.32 per share (the closing price on the grant date), a 2-year term, and is governed by our standard form of stock option agreement under the 2014 Plan.

In January 2025, we updated our non-employee director compensation program to eliminate cash compensation for service on our board of directors in 2025 and granted each non-employee director equity compensation for 2025 service on our board of directors as follows:

●	Equity: Grants of stock options under the 2024 Plan, which options will generally vest monthly over 12 months, have a 10-year term from the grant date and be exercisable for the full 10 years (e.g., no 90-day post-termination exercise period) for any vested options following separation from service; in each case other than as indicated below, with option grants pro rated for directors that join the board (or any of its committees) mid-year:
o	Annual grants: 5,000 options for service as a board member (or 6,000 for chairman of the board), which annual grants are in addition to any stock option grants for each committee on which they serve as a member:
o	Audit committee: 750 options for service as member (or 1,500 for chairman);
o	Compensation committee: 500 options for service as member (or 1,000 for service as chairman);
o	Nominating and corporate governance committee: 375 options for service as member (or 750 for service as chairman);
o	Bitcoin strategy 1,000 for member (or 150,000 for service as chairman); which options will vest monthly over 24 months, and expire on last business day of the month that is 24 months after grant date.

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

Equity Grant Policies and Procedures

From time to time, we award stock options to our employees, including our named executive officers, and have in the past also granted stock awards to consultants and our non-employee directors. We routinely re-evaluate the use of our equity incentive plans, including the administrative costs of such programs, when deciding the amount and types of equity awards to grant employees, consultants and our non-employee directors. Our current practice is to award certain key employees option grants on an annual basis, which are typically approved at a meeting of our compensation committee around the beginning of our fiscal year in connection with general compensation review. Non-employee directors receive annual grants as part of compensation under our non-employee director compensation policy. We do not routinely provide new hire grants to employees when they first join our Company, nor initial equity grants to non-employee directors when they first join our board, although we may choose to do so in the future. For additional information on our non-employee director compensation policy see above under the heading, “—Non-Employee Director Compensation Policy.” Other than our non-employee director compensation policy, we do not otherwise maintain any policies on the timing of awards of stock options, stock awards, stock appreciation rights, or similar instruments with option-like features. Our compensation committee considers whether there is any material nonpublic information, or MNPI, about our company when determining the timing and terms of stock option awards and, where appropriate, has provided for grants to be effective after our public disclosure of MNPI (such as our 2024 non-employee director grants, which were bifurcated due to the expiration of the 2014 Plan prior to stockholder approval of the 2024 Plan, and thus timed to be effective after publication of our quarterly report on Form 10-Q for the quarter ended September 30, 2024). Our company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2025 of:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and is based on 9,596,486 shares of common stock issued and outstanding as of January 31, 2025. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days after January 31, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in the following table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Information with respect to beneficial ownership has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act, as well as our records.

Except as otherwise set forth in the footnotes to the following table, the address of each beneficial owner is c/o Semler Scientific, Inc., 2340-2348 Walsh Avenue, Suite 2344, Santa Clara, CA 95051.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
>5% stockholders:
Capital International Investors (1)	570,610	6.2%
Susquehanna Advisors Group, Inc. (2)	550,292	5.7%
Named Executive Officers and Directors:
William H.C. Chang(3)	898,543	9.3%
Eric Semler (4)	732,615	7.6%
Daniel S. Messina (5)	18,627	*
Douglas Murphy-Chutorian (6)	590,313	5.9%
Renae Cormier (7)	5,620	*
All directors and executive officers as a group (5 persons)	2,245,718	22.3%
*	Less than 1%
(1)

Based on a Schedule 13G filed on February 14, 2025.  Capital International Investors, or CII, is a division of Capital Research and Management Company, or CRMC, as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the "investment management entities"). CII's divisions of each of the investment management entities collectively provide investment management services under the name "Capital International Investors." CII is deemed to be the beneficial owner of 570,610 shares. The principal business address of CII is 333 South Hope Street, 55th Fl, Los Angeles, CA 90071.

(2)

Based on a Schedule 13G filed with the SEC on February 13, 2025. Includes (i) 498,675 shares beneficially held directly by Capital Ventures International, a Cayman Islands company, or CVI, (ii) 3,291 shares beneficially held directly by G1 Execution Services, LLC, an Illinois limited liability company, or G1, and (iii) 48,326 shares beneficially held directly by Susquehanna Securities, LLC, a Delaware limited liability company, or SS LLC (which includes options to buy 29,900 shares. Susquehanna Advisors Group, Inc., or SAG Inc., is a Pennsylvania corporation and is deemed to beneficially hold the securities held directly by each of CVI, G1 and SS LLC. G1 and SS LLC are affiliated independent broker-dealers which, together with CVI and SAG, Inc., may be deemed a group. SAG, Inc. is the investment manager to CVI and as such may exercise voting and dispositive power over the shares directly owned by CVI. Each person disclaims beneficial ownership of the shares owned directly by the other persons. The address of the principal business office of (i) CVI is P.O. Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman, KY1-1103, Cayman Islands, and of (ii) G1 is 175 W. Jackson Blvd., Suite 1700, Chicago, IL 60604, and (iii) of SAG, Inc. and SS LLC is 401 E. City Avenue, Suite 220, Bala Cynwyd, PA 19004.

(3)

Includes (a) 199,596 shares held in three grantor retained annuity trusts (b) 443, 160 shares of our common stock held by W&D Chang Family Trust (c) 241,508 shares of our common stock held by Chang 2020 GP LP, for which Mr. and Mrs. Chang are the managing members of its general partner, Chang 2020 GP, LLC, and share voting and investment control and (d) 14,279 shares underlying options to purchase shares of our common stock held directly by Mr. Chang. The address for the Chang Family Trust, Chang 2020 GP LP, Mr. Chang and Mrs. Chang is 520 El Camino Real, 9th Floor, San Mateo.

(4)	Includes 25,248 shares underlying options to purchase shares of our common stock.
(5)	Includes 6,716 shares underlying options to purchase shares of our common stock.
(6)

Includes 435,000 shares underlying options to purchase shares of our common stock and 155,313 shares of common stock are held in a family trust over which Dr. Murphy-Chutorian is co-Trustee with his spouse, and with whom he shares voting and investment power over such securities.

(7)	Represents shares underlying options to purchase shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2024. We do not have any equity compensation plans that have not been approved by securityholders.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(#)	($)	(#)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders:
2014 Stock Incentive Plan (1)	691,450	$8.86	—
2024 Stock Option and Incentive Plan (2)	—	$—	2,155,895
Total	691,450	$8.86	2,155,895

(1)	As of December 31, 2024, 691,450 shares of our common stock were available for issuance under the 2014 Plan. The 2014 Plan expired on July 23, 2024 and no future securities are available for future issuance thereunder.
(2)	On August 14, 2024, our board of directors adopted the 2024 Plan, which was subsequently approved by our stockholders at the annual meeting of stockholders held on October 4, 2024. The 2024 Plan is the successor to the 2014 Plan. The maximum number of shares of common stock to be issued under the 2024 Plan is 1,916,011, plus on January 1, 2025 and on each January 1 thereafter prior to the expiration of the 2024 Plan, the number of shares of common stock reserved and available for issuance under the 2024 Plan being automatically and cumulatively increases by 4% percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 (inclusive of the number of shares issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire common stock for a nominal exercise price), or such lesser number of shares as approved by our board of directors or its compensation committee. Accordingly, on January 1, 2025, the share reserve under the 2024 Plan was increased by 382,259 shares. Shares underlying awards under the 2024 Plan or the 2014 Plan that are tendered, canceled or held back upon an exercise of an option or settlement of an award to cover the exercise price or tax withholding after August 1, 2024, will be added back to the reserved pool under the 2024 Plan. Upon the exercise of a stock appreciation right that is settled in shares of common stock, the full number of shares underlying the award will be added back to the reserved pool under the 2024 Plan. As of December 31, 2024, no options were issued under 2024 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11 “Management — Summary Compensation Table — Named Executive Officer Compensation Arrangements.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by BDO USA, P.C., or BDO, for the audit of our financial statements for the years ended December 31, 2024 and 2023. In addition to retaining BDO to conduct an audit of the financial statements, we engage the firm from time to time to perform other permissible non-audit services.

The following table sets forth all fees incurred in connection with professional services rendered to us by BDO during each of the last two fiscal years.

	Year Ended December 31,
Fee Type	2024	2023
Audit Fees	$807,658	$473,070
Audit-related Fees	28,016	22,000
Total	$835,674	$495,070

Audit Fees. This category consists of the annual audit of our financial statements and the interim reviews of the quarterly financial statements as well as work related to SEC filings such as consents, comfort letters, etc.

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

Financial statements are shown in the Index to Financial Statements included beginning on page F-1 after Item 16 below and are incorporated by reference herein and into Part II, Item 8 of this annual report on Form 10-K.

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

4.2*	Description of Capital Stock.
10.1†	2014 Stock Incentive Plan, dated August 26, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).
10.2†

Form of 2014 Stock Incentive Plan Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 3, 2015).

10.3†	Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).
10.4†

Form of Incentive Stock Option Agreement under the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.5†

Form of Non-Qualified Stock Option Agreement for Company Employees and Consultants under the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.6†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

Exhibit No.	Description
10.7†

Form of Restricted Stock Unit Award Agreement for Company Employees and Consultants under the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.8†

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 of our Form 8-K filed with the Securities and Exchange Commission on October 8, 2024).

10.9†

Separation Agreement and Release, dated April 1, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

10.10†

Employment agreement dated May 25, 2023 by and among Semler Scientific, Inc. and Douglas Murphy-Chutorian (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023).

10.11†

Employment agreement dated May 2, 2022 by and among Semler Scientific, Inc. and Renae Cormier (incorporated by reference to Exhibit 10.7 of our Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).

10.12†

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

10.14†

Cooperation agreement, dated April 19, 2023, by and among Semler Scientific, Inc. and the investors (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).

10.15†

Warrant Repurchase Agreement between Semler Scientific, Inc. and the Murphy-Chutorian Family Trust U/D/T dated January 13, 1997, dated May 16, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 17, 2023).

10.16†

Controlled Equity Offering℠ Sales Agreement, dated June 6, 2024, by and between Semler Scientific, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.2 of our Form S-3 (333-280013) filed with the Securities and Exchange Commission on June 6, 2024).

10.17†

Indenture, dated as of January 28, 2025, by and between Semler Scientific, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on January 28, 2025).

10.18†

Form of Global Note, representing Semler Scientific, Inc.’s 4.25% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on January 28, 2025).

10.19†	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 28, 2025).
19.1*	Semler Scientific, Inc. Insider Trading Policy.
23.1*	Consent of BDO USA, P.C.
24.1*	Power of Attorney (included on the signature page attached hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*(+)	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(+)	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of our Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement
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

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Semler Scientific, Inc.

Santa Clara, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semler Scientific, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bitcoin Treasury Strategy

As described in Note 9 to the financial statements, the Company adopted bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds bitcoins for long term investment purposes.

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

Intangible Digital Assets

As described in Note 2 and Note 9 to the financial statements, under a new treasury strategy, the Company purchases and holds bitcoins for long-term investment purposes. The Company accounts for its bitcoin as an indefinite-lived intangible asset. The bitcoin purchases are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income.  The Company has ownership of and control over its bitcoins and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoins. As of December 31,2024, the Company held approximately 2,298 bitcoins with a cost basis of $189.7 million and a fair value of $214.6 million.

We identified the evaluation of the existence and rights and obligations of the bitcoins held by the Company as a critical audit matter due to the subjective auditor judgment involved in determining the nature and extent of audit evidence required to address the risks of material misstatement related to the existence and rights and obligations of the bitcoins held offline in cold storage with multiple third-party providers.

The primary procedures we performed to address this critical audit matter included:

●	Confirming the balance of the Company’s bitcoins in the custody of the third-party providers and reconciling them to the Company’s records.
●	Testing the Company’s control over its wallets, for a selected third-party custodian, by observing a transaction initiated and processed by the Company between all the wallets held by this selected custodian.
●	Corroborating the observed transaction by using independent public blockchain explorers to verify the movements among the wallets.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

New York, NY

February 28, 2025

Semler Scientific, Inc.

Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$8,819	$57,200
Restricted cash	133	132
Trade accounts receivable, net of allowance for credit losses of $199 and $287, respectively	4,378	6,125
Short-term notes held for investment	6,100	—
Inventory, net	358	445
Prepaid expenses and other current assets	2,900	2,042
Total current assets	22,688	65,944
Assets for lease, net	1,423	2,285
Property and equipment, net	487	720
Long-term investments	512	512
Notes held for investment	—	5,372
Intangible digital assets	214,633	—
Other non-current assets	85	270
Deferred tax assets	—	2,962
Total assets	$239,828	$78,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140	$402
Accrued expenses	5,173	4,502
Deferred revenue	774	1,120
Other short-term liabilities	226	176
Total current liabilities	6,313	6,200

Long-term liabilities:
Deferred tax liability	2,765	—
Other long-term liabilities	—	70
Total long-term liabilities	2,765	70
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,770,908 and 7,099,441 shares issued, and 9,556,486 and 6,885,019 shares outstanding (treasury shares of 214,422 and 214,422), respectively	9	7
Additional paid-in capital	130,039	11,985
Retained earnings	100,702	59,803
Total stockholders’ equity	230,750	71,795

Total liabilities and stockholders’ equity	$239,828	$78,065

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Income

(In thousands of U.S. Dollars, except share and per share data)

	For the year ended December 31,
	2024	2023

Revenues	$56,294	$68,184
Operating expenses:
Cost of revenues	4,759	6,984
Engineering and product development	4,792	5,773
Sales and marketing	13,078	18,147
General and administrative	12,732	14,290
Strategic streamlining	—	734
Total operating expenses	35,361	45,928
Income from operations	20,933	22,256
Interest and dividend income, net	1,877	2,471
Impairment of investments	—	(337)
Change in fair value of notes held for investment	128	(307)
Change in fair value of digital assets	24,933	—
Other income	13	17
Other income, net	26,951	1,844
Pre-tax income	47,884	24,100
Income tax provision	6,985	3,517
Net income	$40,899	$20,583
Net income per share, basic	$5.66	$3.06
Weighted average number of shares used in computing basic net income per share	7,228,961	6,732,806
Net income per share, diluted	$5.13	$2.63
Weighted average number of shares used in computing diluted net income per share	7,980,118	7,819,159

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Stockholders’ Equity

(In thousands of U.S. Dollars, except share and per share data)

	For the Year Ended December 31, 2023
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2022	6,906,544	$7	(214,422)	$16,449	$39,220	$55,676
Common stock warrants acquired	—	—	—	(1,949)		(1,949)
Employee stock grants	24,295	—	—	860	—	860
Taxes paid related to net share settlement of equity awards	(114,970)	—	—	(3,510)	—	(3,510)
Stock option exercises	283,572	—	—	51	—	51
Stock-based compensation	—	—	—	84	—	84
Net income	—	—	—	—	20,583	20,583
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795

	For the Year Ended December 31, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Directors stock grants	10,500	—	—	300	—	300
Issuance of common stock	2,197,988	2	—	119,602	—	119,604
Stock issuance expenses	—	—	—	(3,000)	—	(3,000)
Taxes paid related to net share settlement of equity awards	(34,406)	—	—	(874)	—	(874)
Stock option exercises	497,385	—	—	1,464	—	1,464
Stock-based compensation	—	—	—	562	—	562
Net income	—	—	—	—	40,899	40,899
Balance at December 31, 2024	9,770,908	$9	(214,422)	$130,039	$100,702	$230,750

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Statements of Cash Flows

(In thousands of U.S. Dollars)

	For the year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,899	$20,583

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation	579	599
Deferred tax expense (income)	5,727	(664)
Loss on disposal of assets for lease	298	369
Write off of prepaid software licenses	—	2,476
Gain on short-term investments	—	(151)
Allowance for credit losses	(88)	268
Change in fair value of notes held for investment	(128)	307
Change in fair value of digital assets	(24,933)	—
Stock-based compensation	862	944
Impairment of long-term investments	—	337
Changes in Operating Assets and Liabilities:
Trade accounts receivable	1,844	(2,508)
Inventory	88	24
Prepaid expenses and other current assets	(865)	(603)
Other non-current assets	85	96
Accounts payable	(262)	(433)
Accrued expenses	671	(246)
Other current and non-current liabilities	(367)	(68)
Net Cash Provided by Operating Activities	24,410	21,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51)	(345)
Purchase of notes held for investment	(500)	(1,000)
Purchase of digital assets	(189,700)	—
Proceeds from maturities of short-term investments	—	78,093
Purchase of short-term investments	—	(57,869)
Proceeds from sale (purchase) of assets for lease	269	(483)
Net Cash (Used in) Provided by Investing Activities	(189,982)	18,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	119,602	—
Taxes paid related to net settlement of equity awards	(874)	(3,510)
Common stock warrants acquired	—	(1,949)
Stock issuance expenses	(3,000)	—
Proceeds from exercise of stock options	1,464	51
Net Cash Provided by (Used in) Financing Activities	117,192	(5,408)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,380)	34,318
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	57,332	23,014
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,952	$57,332
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$2,260	$4,060

(See accompanying notes to financial statements)

Semler Scientific, Inc.

Notes to Financial Statements

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

1.    The Company

Semler Scientific Inc. (the “Company”) is a company developing and marketing technology products and services that assist its customers in evaluating and treating chronic diseases. The Company’s patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of PAD. The Company also invests in bitcoin and have adopted bitcoin as its primary treasury reserve asset. As an operating business, the Company uses cash flows as well as proceeds from equity and debt financings to accumulate bitcoin. The Company’s healthcare technology solutions business is its predominant operational focus, providing cash flows and enabling it to pursue its bitcoin strategy.

2.    Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses, and related disclosures during the reporting period. Significant items subject to such estimates include allowance for credit losses, valuation of equipment on lease, recognition and measurement of current and deferred income taxes, valuation and recognition of investments and intangible assets and valuation of inventory. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, bitcoin, accounts receivable and trade payables. The Company maintains its cash and bitcoins with major financial institutions and reputed bitcoin traders. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also include U.S. government money market fund accounts. Our bitcoins are held offline in cold storage with multiple third-party providers. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers’ financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers and vendors, see Note 12 to financial statements.

Revenue Recognition

The Company generates revenues primarily from the rental or license of its vascular testing product. The Company recognizes revenues from the licensing of its product primarily pursuant to agreements that automatically renew each month with revenue recognized on a daily convention basis or when the test is performed. The Company’s arrangements with customers for its vascular testing product are normally on a month-to-month basis with fees billed at the rates established in the customer agreement, either on a fixed or variable (e.g. fee per test) basis, as earned. The

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

Company also recognizes revenue for hardware and supplies sales as of the date of shipment. Shipping and handling costs are included in cost of revenues in the statement of income. Payment terms of the customers are net 30 days. Semler replaces the defective sensors with no charge. Other than replacing the defective sensors there are no other obligations to the customers.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments purchased with an initial maturity date of three months or less. Funds held as investments in money market funds are included within cash and cash equivalents. Restricted cash represents amounts pledged as cash security related to the use of credit cards.

Short-Term Notes Held for Investments

Short-term notes held for investments are those investment instruments that will mature within one year or which are expected to be liquidated within one year.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net as of December 31, 2024, December 31, 2023 and December 31, 2022 was $4,378, $6,125 and $3,884, respectively, include $2,067, $5,966 and $1,735, respectively, related to revenue recognized under ASC 606.

As of December 31, 2024, the allowance for credit losses was $199. During the year the Company provided an additional reserve of $135 and recovered or expensed credit losses of $223 from customers. The allowance for credit losses as of December 31, 2023 was $287. Credit losses related to ASC 606 receivables were $113 and $6 as of December 31, 2024 and December 31, 2023, respectively.

Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate.

Assets for Lease

Assets for lease are recorded at cost. At December 31, 2024 and 2023, assets for lease consisted of vascular testing devices, which are primarily leased to customers. The cost of such assets for lease is depreciated on a straight-line basis over 36 months for the units outstanding and recorded as cost of revenues.

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of assets may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related assets over their estimated remaining lives against their respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its assets for lease in this analysis. Impairment, if any, is

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

based on the excess of the carrying amount over the fair value of those assets. At December 31, 2024 and 2023, there were no impairment indicators.

Intangible Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoin. The Company’s digital assets are initially recorded at cost and subsequently remeasured to fair value at the end of each reporting period, with changes recognized in other income, net.

The Company purchases bitcoins for long term investment. It intends to hold its digital assets for long term gains and treats them as long term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. A valuation allowance is recorded for unrealized capital losses. Bitcoins are stored in cold wallets. Average cost of wallet is used for calculating the unrealized gains or losses. See Note 9 to Financial Statements for additional information regarding the Company’s purchases and sales of digital assets.

Property and Equipment

Capital assets are recorded at cost. The cost of such capital assets is depreciated on a straight-line basis over a term depending on the assigned category (described below) and recorded as depreciation for capital assets recorded in engineering and product development, sales and marketing and general and administrative expenses.

At December 31, 2024 and 2023, capital assets are classified into one of the following categories:

Category Name	Description
Machinery & Equipment	Manufacturing, R&D, or other non-office equipment
Computer Equipment & Software	Software, computers, monitors, printers and other related equipment.
Furniture & Fixtures	Office equipment and furniture owned by the company

At December 31, 2024 and 2023, capital assets are depreciated based on the following estimated useful life for each category:

Account Name	Useful Life
Machinery & Equipment	Five years
Computer Equipment & Software	Three years
Furniture & Fixtures	Five years

The Company regularly reviews whether facts and circumstances exist which indicate that the carrying amounts of capital assets, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. The Company assesses the recoverability of its assets by comparing the projected fair value of the related asset over the estimated remaining life against the respective carrying amounts. The Company considers factors such as estimated usage and expected lives of its capital assets in this analysis. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2024 and 2023, there were no impairment indicators.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, bitcoins, and debt securities. Because carrying values of cash, trade receivables, and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. Bitcoins purchased for investments, which are included in Intangible digital assets are classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation. The Company also invests in non-convertible promissory notes and equity securities in a privately held company, which were recorded on cost basis. See Notes 7 and 8 to Financial Statements for more information.

The Company's privately held debt security is recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company deems these assets as Level 3 within the fair value measurement framework.

As of December 31, 2024, the Company valued the debt security at face value of $5,000. The original maturity date of December 6, 2024 was extended to January 17, 2025 and a partial amount of $3.5 million along with transaction fee of $100 and accrued interest of $47 was collected on January 15, 2025. A new amended and restated secured convertible note for the balance of $1.5 million was signed on January 15, 2025 with new terms (see note 20 for the details). The fair value of the Company’s privately held debt security was estimated at $5,000 as of December 31, 2024, in view of partial payment and a new note for the balance was signed.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

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

The Company did not record any impairment during the year December 31, 2024. The Company recorded an impairment of $309 for the preferred stock investment in Mellitus Health, Inc (“Mellitus”) during the year ended December 31, 2023.

Deferred Revenue

Deferred revenue represents amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The full amount is expected to be recognized as revenues within one year from the balance sheet date and, therefore, such deferred amounts have been classified as current liabilities in the balance sheets presented. The Company generally invoices its clients in advance of a rental period with payment due upon receipt of the invoice. Revenue recognized for the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $1,120. Revenue recognized for the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $1,160.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2024 and 2023 was $167 and $319, respectively. These costs are included in sales and marketing expenses in the statements of income.

Research and Development

The Company expenses costs related to the research and development associated with the design, development, testing and enhancement of its products and services. Such expenses include salaries and related employee benefits, and fees paid to external service providers. The Company incurred Research and development expenses of $4,792 and $5,773 for the year ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards. The Company recognizes stock-based compensation expense for the portion of each option grant or stock award that is expected to vest over the estimated period of service and vesting. The Company uses the Black-Scholes option pricing model as the method for determining the estimated grant-date fair value of stock options. The Black-Scholes option pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected volatility. Forfeitures are recognized as incurred. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant. See Note 16 to financial statements for the details.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the new accounting standard for the fiscal year 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements related disclosure.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The standard is effective for the Company for interim and annual periods beginning after December 15, 2024, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. Early adoption is permitted in any interim or annual period for which an entity's financial statements have not been issued as of the beginning of the annual reporting period. The Company early adopted ASU 2023-08 in the second quarter ended June 30, 2024, effective retroactively as of January 1, 2024 with no cumulative-adjustment to the retained earnings as of the beginning of the annual period of adoption.

Recently Adopted Accounting Pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis, with retrospective application permitted for all prior periods presented. Early adoption is permitted. Adoption of this update is not expected to have a significant impact on the Company’s financial statements and related disclosures.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for the Company’s annual and interim reporting for the fiscal year ending December 31, 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

3.    Assets for Lease, net

The Company provides financing of certain equipment through operating leases (see Note 13 to the financial statements). Assets for lease consist of the following:

	As of December 31,
	2024	2023
Assets for lease	$2,522	$3,375
Less: accumulated depreciation	(1,099)	(1,090)
Assets for lease, net	$1,423	$2,285

Depreciation expense amounted to $296 and $307 for the years ended December 31, 2024 and 2023, respectively. Reduction to accumulated depreciation for returned items was $279 and $441 for the years ended December 31, 2024 and December 31, 2023, respectively. The Company recognized a loss on disposal of assets for lease in the amount of $298 and $369 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, total assets for lease, net, in use at customer locations were $295 and $489, respectively.

4.    Inventory

As of December 31, 2024 and 2023, the inventory balance was $358 and $445, respectively. Inventory includes finished goods of sensors, light blocking bags and heel warmers.

5.    Property and Equipment, net

Capital assets consist of the following:

	As of December 31,
	2024	2023
Property and equipment, gross	$1,467	$1,544
Less: accumulated depreciation	(980)	(824)
Property and equipment, net	$487	$720

Depreciation expense amounted to $283 and $292 for the years ended December 31, 2024 and 2023, respectively.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

6.    Long-Term Investments

Carrying value of non-marketable securities is measured as the total initial cost plus the cumulative net gain (loss). Carrying value of non-marketable equity investments consist of the following for the periods presented:

	December 31,	December 31,
	2024	2023
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of December 31, 2024 and 2023 was approximately $512.

The investments in SYNAPS Dx as of December 31, 2024 were recorded in accordance with Accounting Standards Codification (“ASC”) 321, Investments – equity securities, which provides that investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. The Company elected the practical expedient permitted by ASC 321 and recorded the above investments on a cost basis. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.

The Company assessed the investment for impairment in accordance with ASC 321. As of December 31, 2024, the Company determined that there was no impairment. As of December 31, 2023, the Company determined that there was an impairment to the preferred stock investment in Mellitus and recorded an impairment of $309 due to the following factors: 1) due to continued operating losses; 2) due to lack of revenue growth; and 3) delayed capital raise. The cumulative recorded impairment as of December 31, 2024, was $309.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

7. Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Hierarchy
	Level 1	Level 2		Level 3		Total
As of December 31, 2024
U.S. Government money market fund accounts	$3,638	$		$		$3,638
(Included in cash and cash equivalents)
Bitcoin investments	214,633					214,633
(Included in intangible digital assets)
Total Assets	$218,271		$—		$—	$218,271

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
U.S. Government money market fund accounts	$41,373	$—	$—	$41,373
(Included in cash and cash equivalents)
U.S. Treasury bill	—	10,494	—	10,494
(Included in cash and cash equivalents)
Investment in debt securities	—	—	4,372	4,372
(Included in notes held for investment)
Total Assets	$41,373	$10,494	$4,372	$56,239

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

The Company valued the debt securities at face value as of December 31, 2024 because the debt was to be repaid in January 2025. As of December 31, 2023, the Company valued the debt securities using a bond plus call option model reflecting the cash flow from the debt securities and assuming a 5% probability of an equity financing, a 75% probability of a change of control, and a 20% probability of payment at maturity or an insolvency event. As of December 31, 2023, the fair value of the Company’s privately held debt securities was estimated at $4,372.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

The key inputs for the valuation model are:

December 31,
2023
Risk-free rate	3.94%-5.26%
Cashflow discount rate	27.8
Expected term in years	0.25-2.92
Expected volatility	120%

The following table represents changes in the notes held for the investments with significant unobservable inputs:

Convertible Notes
Balance as of December 31, 2023	$4,372
Purchased	500
Change in fair value of the notes held for investment	128
Balance as of December 31, 2024	$5,000

8. Notes held for investment

Notes receivable consist of the following for the periods presented:

	December 31,	December 31,
	2024	2023
Senior secured promissory notes	$1,000	$1,000
Secured convertible promissory notes	5,100	4,372
Total notes held for investment	$6,100	$5,372

In June 2022, the Company loaned Mellitus an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, and mature in three years unless accelerated due to an event of default as provided in the notes. Repayment of notes is secured by a first priority interest in all of Mellitus’ assets.

In December 2022, the Company entered into a senior convertible promissory note (also referred as debt security) arrangement with Monarch, providing Monarch with up to $5,000 in available funding, of which $5,000, in principal was drawn as of December 31, 2024. The Monarch debt security accrues interest at 10% per annum, payable monthly, and the principal balance was originally due December 6, 2024, with such due date extended to January 17, 2025 (refer to note 20 for additional information). The note along with up to $100 of transaction expenses is due and payable on the occurrence of an event of default or change of control unless accelerated due to the conversion into preferred stock prior thereto at the option of the Company. The Company has the option to extend the maturity date for two consecutive one-year terms. The Monarch debt security can be converted into Monarch’s shares at the Company’s option upon (a) an equity financing at Monarch, (b) upon a change of control at Monarch, or (c) at the Company’s option at any time prior to the maturity date. If converted upon a change of control, the Company has the right to receive a cash payment equal to the balance of the Monarch debt security or the amount payable upon conversion into Monarch’s shares. The Monarch debt security is redeemable at any time at Monarch’s option or automatically upon an event of default (as defined in the note).

The Company made an irrevocable election to account for the Debt Securities using the fair value option under ASC 825 – Financial Instruments (“ASC 825”) and will measure the fair value of the Debt Securities in accordance with ASC 820. The Company made the fair value option election to present the Debt Securities in its entirety at fair value, which it

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

believes to be preferable to recognizing the host instrument at fair value under ASC 320 and potentially separately recognizing certain embedded features as bifurcated derivatives under ASC 815. As of December 31, 2024, the Company assessed and estimated the fair value of the Debt Security of Monarch to be $5,000 and Mellitus senior secured promissory notes to be $1,000. As of December 31, 2023, the Company estimated the fair value of the Monarch debt security to be $4,372.

The Company recognizes interest income on the Monarch debt security, which is included in interest and dividend income in the statements of income. Accrued interest on the Monarch convertible promissory note was included in prepaid and other current assets. For the year ended December 31, 2024 and 2023, the Company recognized $483 and $449, respectively, of interest income from Monarch debt security. The Company recognizes changes in fair value of the notes in the statements of income separately from the interest income. For the year ended December 31, 2024 and 2023, the Company recorded a change in fair value of $128 and $307, respectively, for the Monarch debt security.

9.Intangible Digital Assets

In May 2024, the Company announced that its board of directors adopted bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds bitcoins for long term investment purposes. The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin, which are included in Intangible digital assets in the Balance Sheets. As of December 31, 2024, there were no contractual restrictions on the sale of bitcoins.

Bitcoin Investment

The Company early adopted ASU No. 2024-08 in the second quarter of 2024 effective retroactively as of January 1, 2024. See Recently Adopted Accounting Pronouncement in Note 2 to Financial Statements.

The Company’s bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through “Other income, net” in the Company’s Statements of Income.

Intangible Assets Cost Basis

The Company uses average cost for computing capital gains or losses.

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the balance sheet as of December 31, 2024:

	Units Held	Cost Basis	Fair Value

Intangible digital assets held:
Third party bitcoin custodians	2,298	$189,700	$214,633
Dispositions	-	-	-
Total	2,298	$189,700	$214,633

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s Intangible digital assets held for the year ended December 31, 2024:

For The Year Ended
December 31, 2024

Intangible digital assets held:
Beginning balance at fair value	$—
Additions	189,700
Dispositions	-
Unrealized gain, net	29,766
Unrealized loss, net	(4,833)
Ending Balance	$214,633

10.Other non-current assets

Other non-current includes right-of-use asset (“ROU”) of $65 and long-term deposits of $20 as of December 31, 2024. As of December 31, 2023, ROU asset of $150 and miscellaneous receivable of $100 and long term deposits balances of $20, respectively.

11.    Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Compensation	$3,743	$2,008
Accrued Taxes	909	1,991
Miscellaneous Accruals	521	503
Total Accrued Expenses	$5,173	$4,502

12.    Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, bitcoins and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. The cash and cash equivalents also includes U.S. government money market fund accounts. As of December 31, 2024, the Company held deposits of $5,314, which exceeded federal deposit corporation limits. The Company also invested in U.S. government money market accounts of $3,638. The Company holds 2,298 bitcoins as of December 31, 2024, valued at $214,633. As of December 31, 2024, two providers accounted for 60% and 40% of the Company’s total bitcoin holdings. Our bitcoins are held offline in cold storage with

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

multiple third-party providers. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss. For the year ended December 31, 2024, two customers (including affiliates) accounted for 43.1% and 27.6% of the Company’s revenue. For the year ended December 31, 2023, two customers accounted for 36.0%, and 34.9% of the Company’s revenue. As of December 31, 2024, three customers accounted for 33.9%, 28.7% and 14% of the Company’s accounts receivable. As of December 31, 2023, three customers accounted for 27.5%, 27.5% and 23.6% of the Company’s accounts receivable.

As of December 31, 2024, three vendors accounted for 29.4%, 16.7 and $15.6% of the Company’s accounts payable. As of December 31, 2023, two vendors accounted for 24.0% and 10.1% of the Company’s accounts payable.

13.    Leases

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

As of December 31, 2024, the remaining lease term is nine months with no options to renew. The Company recognized facilities lease expenses of $88 and $88 for the years ended December 31, 2024 and 2023, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of December 31, 2024:

Total
2025	71
Total undiscounted future minimum lease payments	71
Less: present value discount	(1)
Total lease liabilities	70
Lease expense in excess cash payment	(5)
Total ROU asset	$65

As of December 31, 2024, the Company’s ROU asset was $65, which is recorded on the Company’s balance sheet as other non-current assets, and the Company’s current lease liabilities were $70, which were recorded on the Company’s balance sheet as other short-term liabilities.

Lessor Arrangements

The Company enters into contracts with customers for the Company’s QuantaFlo® product. The Company has determined these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are separately identified in the Balance Sheet as Assets for Lease and separately disclosed in Note 3 to the financial statements. During the year ended December 31, 2024 and 2023, the

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

Company recognized approximately $27,488 and $37,262, respectively, in lease revenue related to these arrangements, which is included in revenues on the Statements of Income.

Variable-fee Revenue

The Company recognizes revenues from variable-fee licenses (e.g., fee per test) and sales of hardware equipment and accessories in accordance with Topic 606. Total revenues from variable-fee licenses were approximately $25,955 and $28,992 for the years ended December 31, 2024 and 2023, respectively. Total revenues from sales of hardware and equipment accessories were approximately $2,851 and $1,930 for the years ended December 31, 2024 and 2023, respectively.

14.  Commitments and Contingencies

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

Other

The Company is subject to various state sales and use tax audits and believes its current exposure could result in an estimated liability of up to $500. The Company did not record such estimated liability as of December 31, 2024, as it was not determined to be probable.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not currently a party to any litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business, operating results, cash flows or financial condition.

In July 2017, the Company received an initial civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) pursuant to the federal False Claims Act investigating whether the Company and others may have violated the False Claims Act by marketing tests on devices that use photoplethysmography technology as reimbursable by Medicare in alleged contravention of applicable laws and regulations. The Company cooperated with the investigation, along with subsequent CIDs received in February 2019, December 2021, April 2022 and April 2023 addressed to the Company or individual current or former employees related to the same investigation. In September

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

2024, DOJ shared certain information to which the Company responded in January and February 2025. On February 6, 2025, DOJ asked if the Company wished to engage in settlement discussions to resolve any potential claims by February 11, 2025 and if so that the Company make a settlement offer by such deadline. Prior to February 6, 2025, DOJ had not stated an intention to pursue a claim of wrongdoing against the Company. On February 11, 2025, the Company began initial settlement discussions with DOJ, but ceased initial discussions on that date. Accordingly, there is a risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages. The Company does not believe the amount of loss can be reasonably estimated. The Company intends to vigorously defend itself in any such action.

15.  Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share.

Each holder of shares of common stock is entitled to one vote for each share held.

At-the-Market Offering

On August 24, 2024, the Company’s registration statement on Form S-3 became effective, which allowed it to offer and sell securities from time to time in one or more offerings, up to an aggregate value of $150.0 million, including under its June 2024 Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may offer and sell from time to time its common stock in an at-the-market (“ATM”) offering. Pursuant to this agreement, the Company agreed to pay the sales agent commissions for their services in acting as agent with respect to the sale of shares through the ATM offering program. The sales commission and expenses related to each of the ATM equity offering program are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Balance Sheet in the period in which the corresponding shares are issued and sold.

Through December 31, 2024, the Company had issued and sold a total of 2,197,988 shares of its common stock for aggregate gross proceeds of approximately $119.6 million.

Treasury Stock Acquired

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program under which it may repurchase up to $20.0 million of its outstanding common stock. Under this program the Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. No purchases were made during the years ended December 31, 2024 and 2023.

Warrants Acquired- Related Party Transaction

On May 17, 2023, the Company repurchased outstanding warrants to acquire 76,875 shares of common stock from its chief executive officer at a cost of $1,949. The warrants, which were originally issued on June 7, 2012 (16,875 shares) with an exercise price of $4.00 per share and on July 31, 2013 (60,000 shares), with an exercise price of $4.50 per share, were amended in September 2015 and, as amended, had an expiration date of July 31, 2023. The $1,949 aggregate cash purchase price reflects the difference between the aggregate exercise price of the warrants and the aggregate fair market value of the shares of common stock underlying the warrants, based on the closing price of a share

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

of the Company’s common stock on May 16, 2023, the date of the warrant repurchase agreement. Following the warrant repurchase, the warrants were cancelled and are no longer issued and outstanding.

16.  Stock Option Plan

The Company’s stock-based compensation program is designed to attract and retain certain key employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”). Our board of directors adopted the 2024 Stock Option and Incentive Plan (the “2024 Plan”) on August 14, 2024 and stockholder approval of the 2024 Plan became effective in October 2024. In connection with expiration of the 2014 Plan in July 2024, the available share reserve (including any awards outstanding under the 2014 Plan that lapsed prior to stockholder approval of the new 2024 Plan) were transferred to the 2024 Plan upon stockholder approval thereof. The 2024 Plan provided that the aggregate number of shares of common stock that initially may be issued pursuant to awards granted under the 2024 Plan may not exceed 1,916,011 shares (the “Share Reserve”), along with any awards that transfer over from the 2014 Plan. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2024 Plan became effective and ending on (and including) January 1, 2034, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve is currently 3,172,399 shares as of December 31, 2024.

In light of stockholder approval of the 2024 Plan, the Company no longer grants equity awards under the 2014 Plan. As of December 31, 2024, there were no shares available for future stock-based compensation grants under the 2014 plan. 2,155,895 shares of an aggregate total of 3,172,399 shares, are available for future stock-based compensation grants under the 2024 Plan.

Aggregate intrinsic value represents the difference between the closing market value as of December 31, 2024 of the underlying common stock and the exercise price of outstanding options. A summary of the Company’s stock option activity and related information for 2024 and 2023 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2023	1,021,785	$3.84	3.76	$41,333
Options granted	173,700	$23.04	—	—
Options forfeited/cancelled	(6,650)	—	—	—
Options exercised	(497,385)	$3.42	—	—
Balance, December 31, 2024	691,450	$8.86	3.21	$31,209
Exercisable as of December 31, 2024	528,867	$4.43	1.88	$26,214

As of December 31, 2024, the fair value of unvested stock options was approximately $2,315. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.35 years.

During the year ended December 31, 2024, the Company awarded stock options of 173,700 to employees as compensation pursuant to the 2014 Plan. Of these 119,700 options, 1/4th vest one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

ending when the Vested Ratio equals 1/1. Grant date fair value of options granted to the employees for the year ended December 31, 2024 and 2023 was $1,792 and $316, respectively. Also during the year ended December 31, 2024, the Company awarded stock options of 54,000 to members of the board of directors pursuant to the 2014 Plan (the “Director Options”). Of these options, 1/24 vested immediately on the date of grant and 1/24 for each month thereafter contingent upon participant’s continued service beginning on the initial vesting date and ending when the vested ratio equals 1/1. The Director Options will be cancelled if not exercised by May 23, 2026. Grant date fair value of options granted to the non-employee directors for the year ended December 31, 2024 and 2023 was $559 and zero, respectively.

 No stock-based compensation was capitalized or included in inventories for the years ended December 31, 2024 and 2023.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, and the calculated weighted average fair values of options are as follows:

	December 31,	December 31,
	2024	2023
Expected term (in years)	2-7	7
Risk-free interest rate	4.5%-4.9%	4.14%-4.41%
Expected volatility	62.3%-77.2%	69.0%-79.5%
Expected dividend rate	0	0
Fair value of options granted	$10.35-$14.97	$17.54-$19.04

Total tax benefit from the exercise of stock options was $4,428 and $2,133 for the years ended December 31, 2024 and 2023, respectively.

Stock grants

The Company granted 10,500 and 18,048 shares of fully vested stock to employees and board of directors in the year ended December 31, 2024 and 2023, respectively. Grant date fair value of the stock was $300 and $860 for the year ended December 31, 2024 and 2023, respectively.

The Company has recorded an expense of $862 and $944 as it relates to stock-based compensation for the years ended December 31, 2024 and 2023, respectively, which was allocated as follows based on the role and responsibility of the recipient in the Company:

	December 31	December 31
	2024	2023
Cost of Revenues	$42	$8
Engineering and Product Development	43	53
Sales and Marketing	135	317
General and Administrative	642	566
Total	$862	$944

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

17.   Income Taxes

The components of the provision for income taxes are as follows:

	2024	2023
Current tax provision:
Federal	$948	$3,576
State	310	605
Total current tax provision	1,258	4,181
Deferred tax provision:
Federal	5,015	(680)
State	712	16
Total deferred tax provision	5,727	(664)
Total income tax provision	$6,985	$3,517

A summary of the differences between the Company’s effective income tax rate and the federal statutory income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Federal statutory rate	21.00%	21.00%
State income tax rate, net of federal benefit	1.96%	2.04%
Stock-based compensation	(8.32)%	(7.98)%
Permanent items	(0.03)%	(0.71)%
Other	(0.07)%	0.24%
Effective income tax rate	14.54%	14.59%

Deferred tax (liabilities) assets are comprised of the following at December 31:

	2024	2023
Net operating loss carryforwards	$185	$188
Deferred revenue	185	268
Stock based compensation	208	385
Accrual and reserves	180	251
Research and development credits	251	262
Other	179	156
Depreciation and amortization	2,004	1,450
Lease liability	17	38
Total gross deferred tax assets	3,209	2,998
Less valuation allowance	—	—
Net deferred tax assets	3,209	2,998
Deferred tax liabilities:
Right of use assets	(16)	(36)
Change in fair value of digital assets	(5,958)	—
Total deferred tax liabilities	(5,974)	(36)
Net deferred tax (liabilities) assets	$(2,765)	$2,962

Federal and California tax laws imposes significant restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event of a change in ownership of the Company, as defined by Section 382 of the Code (“Section 382”). The Company completed a formal 382 study for the period from January 1, 2012 through June 30, 2019 and concluded that a change in ownership has likely occurred. The Company has no NOL carryforwards for Federal income

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

tax purposes and approximately $2,580 for California income tax purposes as of December 31, 2024. The state NOL carryforwards, if not utilized, will expire beginning in 2035 and extended to 2038.

As of December 31, 2024 and 2023, the Company had $487 and $470, respectively, of unrecognized tax benefits (excluding interest and penalties) that, if recognized, would affect the effective tax rate. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Gross Unrecognized Tax Benefits 2024	Gross Unrecognized Tax Benefits 2023
Unrecognized tax benefits – January 1	$470	$401
Gross increases related to prior tax positions	—	4
Gross decreases related to prior tax positions	(3)	—
Gross increases related to current tax positions	20	65
Unrecognized tax benefits – December 31	$487	$470

The Company’s policy is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was $155 and $87 for the years ended December 31, 2024 and 2023, respectively. The Company files income tax returns in the U.S. federal and various state tax jurisdictions.

The Company’s tax years beginning in 2020 remain open for examination by the state tax authorities for four years. The Company’s tax years beginning in 2021 remain open for examination by the federal tax authorities for three years. Tax years beginning in 2018 will remain open for examination from the date of utilization of any NOL or credits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year-ended December 31, 2024.

Before January 1, 2022, IRC §174 provided a taxpayer may treat research or experimental expenditures which are paid or incurred by the taxpayer during the taxable year in connection with the taxpayer’s trade or business as expenses. As amended by TCJA, IRC §174 provides that in a case of a taxpayer's specified research or experimental expenditures for any taxable year beginning after December 31, 2021, no deduction is allowed for such expenditures. The expenditures must be charged to capital account and allowed an amortization deduction of such expenditures ratably over the 5-year period (15-year period in the case of any specified research expenditures which are attributable to foreign research). The Company capitalized $4,153 and $4,610 specified research or experimental expenditures for the year ended December 31, 2024 and 2023, respectively.

18.   Net Income Per Share, Basic and Diluted

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

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

Basic and diluted net EPS is calculated as follows:

	Year ended December 31,
	2024			2023
	Shares	Net Income	EPS	Shares	Net Income	EPS
Basic	7,228,961	$40,899	$5.66	6,732,806	$20,583	$3.06
Common stock options	751,157	—		1,086,353	—
Diluted	7,980,118	$40,899	$5.13	7,819,159	$20,583	$2.63

19.Segment Information

ASU No. 2023-07 topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statement. The Company manages its business in one reportable operating segment, which is engaged in the manufacturing, marketing, and sales of its patented and FDA cleared product, QuantaFlo. In accordance with the “Segment Reporting” Topic 280, the Chief Executive Officer and President has been identified as the Company’s chief operating decision maker (“CODM”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM uses segment operating profit to allocate resources including employees, property and investments. The CODM also uses month-over-month expense variance analysis for cost control and for making decisions about allocating capital and personnel to the segment.

The following table breaks out the operations of the Company’s single reportable segment information.

	December 31	December 31
	2024	2023
Revenue	$56,294	$68,184
Less:
Cost of revenue	4,685	6,923
Research and development (1)	4,709	5,674
Sales	5,895	7,777
Sales operations	2,946	3,702
General and administration	12,651	14,208
Depreciation and amortization	283	292
Other segment expenses (2)	4,192	7,352
Segment operating profit	20,933	22,256
Interest income, net	1,877	2,471
Impairment of investments	—	(337)
Change in fair value of notes held for investment	128	(307)
Change in fair value of digital assets	24,933	—
Other corporate income (3)	13	17
Income before taxes	47,884	24,100
Income tax expense	6,985	3,517
Net income	$40,899	$20,583

(1)	Research and development include clinical affairs and HITRUST.
(2)	Other segment expenses include marketing, customer education, business development, and strategic streamlining.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

(3)	Other corporate income represents unallocated income.

See note 12 to the financial statements for the customers accounted for 10% or more of the revenues and receivables.

As of December 31, 2024 and 2023, all assets of the Company were located in United States of America.

20.Subsequent Events

Offering of 4.25% Convertible Senior Notes

On January 28, 2025, the Company completed its previously announced private offering of $100.0 million aggregate principal amount of its 4.25% Convertible Senior Notes due 2030, or the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $15.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated January 28, 2025, or the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The Notes are general senior, unsecured obligations of the Company and will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 4.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2025. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding May 1, 2030, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share, or the Common Stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate for the Notes on each such trading day; (3) if Semler calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after May 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

The conversion rate for the Notes will initially be 13.0826 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $76.44 per share of Common Stock. The initial conversion price of the Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the Nasdaq Capital Market on January 23, 2025. The conversion rate for the Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, it will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be. Initially, a maximum of 1,635,320 shares of Common Stock may be issued upon conversion of the Notes, based on the initial maximum conversion rate of 16.3532 shares of common stock per $1,000 principal amount of Notes.

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

The Company may not redeem the Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation described in the Indenture), at its option, on or after August 4, 2028 and prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Common Stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The following events are considered “events of default” under the Indenture:

●	default in any payment of interest on any Note when due and payable and the default continues for a period of 30 days;
●	default in the payment of principal of any Note when due and payable at its stated maturity, upon optional redemption, upon any required repurchase, upon declaration of acceleration or otherwise;
●	failure by the Company to comply with its obligation to convert the Notes in accordance with the Indenture upon exercise of a holder’s conversion right, and such failure continues for three business days;
●	failure by the Company to give (i) a fundamental change notice or notice of a make-whole fundamental change, in either case when due and such failure continues for five business days, or (ii) notice of a specified corporate transaction when due and such failure continues for one business day;
●	failure by the Company to comply with its obligations in respect of any consolidation, merger or sale of assets;
●	failure by the Company to comply with any of its other agreements in the Notes or the Indenture for 60 days after written notice of such failure from the trustee or the holders of at least 25% in principal amount of the Notes then outstanding;
●	default by the Company or any of its significant subsidiaries (as defined in the Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed with a principal amount in excess of $15.0 million (or its foreign currency equivalent), in the aggregate of the Company and/or any such significant subsidiary, whether such indebtedness now exists or shall hereafter be created, (i) resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity date or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable (after the expiration of all applicable grace periods) at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such

Semler Scientific, Inc.

Notes to Financial Statements (continued)

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin cost)

indebtedness is not paid or discharged, as the case may be, within 30 days after written notice to the Company by the trustee or to the Company and the trustee by holders of at least 25% in aggregate principal amount of the Notes then outstanding in accordance with the Indenture; and
●	certain events of bankruptcy, insolvency or reorganization of the Company or any of its significant subsidiaries’

Neither the notes, nor any shares of the Company’s common stock issuable upon conversion of the notes, have been registered under the Securities Act or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

Repayment of Senior Convertible Senior Note

On January 15, 2025, Monarch repaid $3,500, along with the transaction fees and accrued interest. At the same time, the Company entered into an Amended and Restated Secured Convertible Promissory Note (“New Note”) and related subordination agreement for the outstanding balance of $1,500 (“Principal Amount”). The New Note carries an interest rate of 15% payable monthly on 5th day of each month. Unless earlier repaid or converted, the New Note will mature and the outstanding Principal Amount, together with accrued and unpaid interest thereon and the transaction expenses (the “Balance”), shall be due and payable on the first to occur of (i) the occurrence of an Event of Default (as defined in the New Note), (ii) a Change of Control (as defined in the New Note) unless converted as set forth in the New Note or (iii) February 15, 2028 (the “Maturity Date”).

Bitcoin Purchase Update

During the period January 1, 2025 and February 14, 2025, the Company purchased a total of approximately 894 bitcoins at an aggregate purchase price of approximately $90.7 million for an average purchase price of approximately $101,532 per bitcoin. See Note 9 to Financial Statements “Intangible Digital Assets” for further details.

As of February 14, 2025, The Company held approximately 3,192 bitcoins that were acquired at an aggregate purchase price of $280.4 million and an average purchase price of approximately $87,854 per bitcoin, inclusive of fees and expenses. As of February 14, 2025, at 4 p.m. Eastern Time, the market price of one bitcoin reported on the Coinbase exchange (the Company’ principal market) was $97,505.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025	Semler Scientific, Inc.

	By:	/s/ Douglas Murphy-Chutorian, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas Murphy-Chutorian, M.D. Douglas Murphy-Chutorian, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025

/s/ Renae Cormier Renae Cormier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025

/s/ Daniel S. Messina	Director	February 28, 2025
Daniel S. Messina

/s/ William H.C. Chang	Director	February 28, 2025
William H.C. Chang

/s/ Eric Semler Eric Semler	Director	February 28, 2025

61