Form 10-Q
period 2025-03-31
Semler Scientific, Inc.
filed 2025-05-13
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-36305

SEMLER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1367393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 E Campbell Ave Suite 107-D Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

(877) 774-4211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SMLR	The Nasdaq Stock Market LLC

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

As of May 9, 2025, there were 11,151,572 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

In this report, unless otherwise stated or as the context otherwise requires, references to “Semler Scientific,” “the Company,” “we,” “us,” “our” and similar references refer to Semler Scientific, Inc. and its wholly-owned subsidiary. The Semler Scientific logo, QuantaFlo and other trademarks or service marks of Semler Scientific, Inc. appearing in this report are the property of Semler Scientific, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “believes,” “seeks,” “may,” “should,” “continue,” “could,” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	implementation of our bitcoin treasury strategy and its effects on our business;

●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo and marketing of additional products and services to our customers;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and

●	the agreement in principle on payment of $29.8 million to settle all claims related to the U.S. Department of Justice, or DOJ, investigation (which amount excludes any potential relators’ counsel fees that may also be payable), and risk that DOJ, will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, if we are not able to reach such settlement; and risk of other litigation.

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

You should read this quarterly report on Form 10-Q and the documents that we reference herein and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this quarterly report on Form 10-Q is accurate only as of the date we file this report. Because the risk factors referred to herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. These risks and uncertainties, along with others, are described under the heading “Risk Factors” in Part II, Item 1A, as well as under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this quarterly report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

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

●	If we do not successfully implement our business strategy, including our bitcoin treasury strategy, our business and results of operations will be adversely affected.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	The availability of spot bitcoin exchange traded products, or ETPs, may adversely affect the market price of our common stock.
●	Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.
●	The concentration of our bitcoin holdings enhances the risks inherent in our bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.
●	Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.
●	Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	We have issued $100.0 million of senior convertible notes due 2030, which exposes us to risks associated with such indebtedness.
●	Our bitcoin treasury strategy exposes us to various risks associated with bitcoin.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
●	We market a limited number of FDA-cleared testing products; these products may not achieve broad market acceptance or be commercially successful, and we may not be successful in marketing other FDA-cleared products to our customers.
●	Changes in the regulatory reimbursement landscape, such as the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs issued by CMS, have impacted the perceived profitability of using our products to aid in the diagnosis of peripheral arterial disease, or PAD. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain clearance of a premarket notification, or 510(k), by the FDA for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is not specifically approved for reimbursement under any third-party payor codes. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.

●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility including as a result of recently announced tariffs may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	We are subject to various healthcare fraud and abuse laws and regulations, and although we have agreement in principle on a settlement with DOJ, there is no guarantee that we will settle, and thus there is still a risk that the DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of the agreed settlement amount for tests performed using our device, which would adversely affect our business. A civil suit by DOJ also exposes us to risk of other litigation.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Recent geopolitical events, as well as the recent change in the U.S. administration and related economic policies (including announced tariffs) are creating significant uncertainty and volatility in the stock market, which could impact our business.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Statements of Operations

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended March 31,
	2025	2024
Revenues	$8,835	$15,903
Operating expenses:
Cost of revenues	937	1,247
Engineering and product development	1,315	1,138
Sales and marketing	3,041	3,675
General and administrative	4,893	2,867
Litigation contingency	29,750	—
Total operating expenses	39,936	8,927
(Loss) income from operations	(31,101)	6,976
Interest (expense) income	(943)	819
Impairment of investments	(1,000)	—
Change in fair value of intangible digital assets	(41,829)	—
Other income	4	2
Other (expense) income, net	(43,768)	821
Pre-tax (loss) income	(74,869)	7,797
Income tax (benefit) provision	(10,167)	1,724
Net (loss) income	$(64,702)	$6,073
Net (loss) income per share, basic	$(6.74)	$0.88
Weighted average number of shares used in computing basic net (loss) income per share	9,596,037	6,892,742
Net (loss) income per share, diluted	$(6.74)	$0.78
Weighted average number of shares used in computing diluted net (loss) income per share	9,596,037	7,782,393

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	March 31,	December 31,
	2025	2024
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$9,737	$8,819
Restricted cash	134	133
Short-term notes receivable	—	6,100
Short-term deposits	250	—
Trade accounts receivable, net of allowance for credit losses of $147 and $199 respectively	3,139	4,378
Inventory	370	358
Prepaid expenses and other current assets	4,822	2,900
Total current assets	18,452	22,688
Assets for lease, net	1,469	1,423
Property and equipment, net	427	487
Long-term investments	512	512
Long-term notes receivable	1,500	—
Intangible digital assets	263,504	214,633
Other non-current assets	64	85
Deferred tax assets	7,517	—
Total assets	$293,445	$239,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590	$140
Accrued expenses	4,397	5,173
Accrued contingent liability	29,750	—
Deferred revenue	711	774
Other short-term liabilities	219	226
Total current liabilities	35,667	6,313

Long-term liabilities:
Deferred tax liability	—	2,765
Long-term notes payable	96,095	—
Total long-term liabilities	96,095	2,765
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,810,908 and 9,770,908 shares issued, and 9,596,486 and 9,556,486 shares outstanding (treasury shares of 214,422 and 214,422), respectively	10	9
Additional paid-in capital	125,673	130,039
Retained earnings	36,000	100,702
Total stockholders’ equity	161,683	230,750

Total liabilities and stockholders’ equity	$293,445	$239,828

See accompanying notes to unaudited condensed financial statements.

Semler Scientific, Inc.

Condensed Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended March 31, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Taxes paid related to net share settlement of equity awards	(1,029)	—	—	(45)	—	(45)
Stock option exercises	35,781	—	—	56	—	56
Stock-based compensation	—	—	—	27	—	27
Net income	—	—	—	—	6,073	6,073
Balance at March 31, 2024	7,134,193	$7	(214,422)	$12,023	$65,876	$77,906

	For the Three Months Ended March 31, 2025
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2024	9,770,908	$9	(214,422)	$130,039	$100,702	$230,750
Issuance of common stock	40,000	1	—	2,186	—	2,187
Stock issuance expenses	—	—	—	(295)	—	(295)
Capital call premium	—	—	—	(7,740)	—	(7,740)
Stock-based Compensation	—	—	—	1,483	—	1,483
Net loss	—	—	—	—	(64,702)	(64,702)
Balance at March 31, 2025	9,810,908	$10	(214,422)	$125,673	$36,000	$161,683

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Condensed Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(64,702)	$6,073

Reconciliation of Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	120	176
Amortization of debt issuance costs	111	—
Deferred tax expense	(10,284)	(136)
Loss on disposal of assets for lease	105	189
Allowance for credit losses	(52)	(55)
Change in fair value of digital assets	41,829	—
Stock-based compensation	1,483	27
Impairment of investments	1,135	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	1,306	66
Inventory	(12)	37
Prepaid expenses and other current assets	(2,188)	(455)
Other non-current assets	21	21
Accounts payable	451	8
Accrued interest	616	—
Accrued expenses	28,241	(196)
Other current and non-current liabilities	(23)	(131)
Deferred revenue	(63)	—
Net Cash (Used in) Provided by Operating Activities	(1,906)	5,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(4)
Purchase of digital assets	(90,700)	—
Proceeds from maturities of notes receivable	3,600	—
Purchase of assets for lease	(210)	(77)
Net Cash Used in Investing Activities	(87,310)	(81)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	—	(45)
Proceeds from issuance of debt	100,000	—
Debt issuance costs	(4,017)	—
Capital call premium	(7,740)	—
Proceeds from issuance of common stock	2,187	—
Stock issuance expenses	(295)	—
Proceeds from exercise of stock options	—	56
Net Cash Provided by Financing Activities	90,135	11
NET INCREASE IN CASH AND CASH EQUIVALENTS	919	5,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,952	57,332
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,871	$62,886

See accompanying notes to unaudited condensed financial statements

Semler Scientific, Inc.

Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (the “Annual Report”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year. The Company’s wholly-owned subsidiary is not consolidated because it was incorporated after the end of the reporting period.

Intangible digital assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its bitcoin. The Company’s digital assets are initially recorded at cost and subsequently remeasured to fair value at the end of each reporting period, with changes recognized in other (expense) income, net.

The Company purchases bitcoins for long term investment. It intends to hold its digital assets for long term gains and treats them as long term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. A valuation allowance is recorded for unrealized capital losses. See Note 11 for additional information regarding the Company’s purchases and sales of digital assets.

Earnings per share (“EPS”)

Basic EPS attributable to common stockholders

The Company computes basic EPS (“Basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company computes the weighted average number of common shares outstanding during the reporting period using the total of common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any common shares repurchased during the reporting period.

Diluted EPS attributable to common stockholders

Diluted EPS (“Diluted EPS”) includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. The Company computes Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. The Company computes the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock used in the Basic EPS calculation as indicated above; and (ii) if dilutive, the incremental weighted average common stock that it would issue upon the assumed exercise of outstanding common equivalent shares, primarily stock options using the treasury stock method.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise of outstanding equity awards and the average unrecognized compensation cost during the period. The treasury stock method assumes that a company uses the proceeds from the exercise of an equity award to repurchase common stock at the average market price for the reporting period.

In periods of net income, shares of the Company’s common stock subject to the potential conversion of the 4.25% Convertible Senior Notes due 2030 (the “2030 Senior Notes”) outstanding during the period is also included in its weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate Diluted EPS. Capped Calls (defined in Note 16) are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2030 Senior Notes, unless the market price of the Company’s common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2030 Senior Notes from the conversion price up to the cap price. As of March 31, 2025, the market price of a share of the Company’s common stock did not exceed the $107.01 cap price. See Note 16 for further information regarding the 2030 Senior Notes and Capped Calls.

As of March 31, 2025, 519,219 common stock equivalent options that could potentially dilute EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. See Note 19 for the details of the common stock equivalent options.

In periods of a net loss, common stock equivalents are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which the Company reports a net loss, Diluted EPS is the same as Basic EPS because dilutive common stock equivalents are not assumed to have been issued if their effect is antidilutive.

Debt issuance costs

The Company defers costs it incurs to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortizes these costs using the effective interest rate method to calculate interest expense over the term of the debt.

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance that clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The Company is currently evaluating the impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the condensed statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for the Company’s annual and interim reporting for the fiscal year ending December 31, 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

Recently adopted accounting pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company adopted this standard effective January 1, 2025 on a prospective basis and will include the required disclosures in its financial statements for the year ended December 31, 2025.

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represented approximately $2,386 and $8,007 for the three months ended March 31, 2025 and 2024, respectively. Total sales of hardware equipment and accessories represented approximately $232 and $817 of revenues for the three months ended March 31, 2025 and 2024 respectively. The remainder of the Company’s revenue is generated from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 15 to the Unaudited Condensed Financial Statements for more information.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net of $3,139 and $4,378 as of March 31, 2025 and December 31, 2024, respectively, include $857 and $2,067, respectively, related to revenue recognized under ASC 606.

As of March 31, 2025, the allowance for credit losses was $147. During the three months period ended March 31, 2025, the Company established an additional reserve of $41 and recovered $93 from customers. The allowance for credit losses as of December 31, 2024, was $199.

4 Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended March 31, 2025 and 2024 were $33 and $114, respectively. These costs are included in sales and marketing expenses in the statements of operations.

5. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $370 and $358 as of March 31, 2025 and December 31, 2024, respectively.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

6.           Assets for Lease, Net

The Company provides financing of certain equipment through operating leases (see Note 15 to the Unaudited Condensed Financial Statements). Assets for lease consist of the following:

	March 31,	December 31,
	2025	2024
Assets for lease	$1,734	$2,522
Less: accumulated depreciation	(265)	(1,099)
Assets for lease, net	$1,469	$1,423

Depreciation expense amounted to $60 and $77 for the three months ended March 31, 2025 and 2024, respectively. Reduction to accumulated depreciation for returned and retired items was $93 and $53 for the three months ended March 31, 2025 and 2024, respectively. Additionally, during the period ended March 31, 2025, the Company removed leased assets for $827 and depreciation for $800 for assets that are no longer in use, resulting in a net assets write-off of $27, which is included in cost of sales in the Unaudited Condensed Statements of Operations. The Company recognized a total loss on disposal of assets for lease in the amount of $105 and $189 for the three months ended March 31, 2025 and 2024, respectively. These losses primarily result from customer returns and scrap.

7.            Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
Property and equipment, gross	$1,467	$1,467
Less: accumulated depreciation	(1,040)	(980)
Property and equipment, net	$427	$487

Depreciation expense amounted to $60 and $74 for the three months ended March 31, 2025 and 2024, respectively.

8.Long-Term Investments

Long term investments consist of the following for the periods presented:

	March 31,	December 31,
	2025	2024
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of March 31, 2025 and December 31, 2024 was approximately $512.

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

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of March 31, 2025 and December 31, 2024, the Company determined that there was no impairment for the investment in SYNAPS Dx.

9.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

Fair Value Hierarchy
Level 1
As of March 31, 2025
U.S. Government money market fund accounts	$3,676
(Included in cash and cash equivalents)
Bitcoin investments	263,504
(Included in intangible digital assets)
Total Assets	$267,180

Level 1
As of December 31, 2024
U.S. Government money market fund accounts	$3,638
(Included in cash and cash equivalents)
Bitcoin Investments	214,633
(Included in intangible digital assets)
Total Assets	$218,271

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, bitcoins and debt securities. Because carrying values of cash, trade receivables, and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. Bitcoins purchased for investments, which are included in intangible digital assets are classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

The Company valued a note receivable of $1,500 from the borrower at its face value because it was issued close to the reporting date and there were no significant changes to the financial condition of the borrower between the date the note was issued and the reporting date. See Note 10 for the details.

10.Notes Receivable

Notes receivable consists of the following for the periods presented:

	March 31,	December 31,
	2025	2024
Senior secured promissory notes	$—	$1,000
Secured convertible promissory notes	1,500	5,100
Total notes receivable	$1,500	$6,100

In December 2022, the Company entered into a senior convertible promissory note (also referred as debt security) arrangement with Monarch Medical Technologies, LLC (“Monarch”) providing Monarch with up to $5,000 in available funding, of which $5,000, in principal was drawn. The Monarch debt security accrued interest at 10% per annum, payable monthly, and the principal balance was originally due December 6, 2024, with such due date extended to January 17, 2025. On January 15, 2025, Monarch repaid $3,500, along with the transaction fees and accrued interest. At the same time, the Company entered into an Amended and Restated Secured Convertible Promissory Note (“New Note”) and related subordination agreement for the outstanding principal balance of $1,500. The New Note carries an interest rate of 15% payable monthly. Unless earlier repaid or converted, the New Note will mature and the outstanding principal amount, together with accrued and unpaid interest thereon and transaction expenses, will be due and payable on the first to occur of (i) the occurrence of an Event of Default (as defined in the New Note), (ii) a Change of Control (as defined in the New Note) unless converted as set forth in the New Note or (iii) February 15, 2028.

The Company recognized interest income of $47 on the Monarch debt securities, which is included in interest (expense) income in the Unaudited Condensed Statement of Operations.

In June 2022, the Company loaned Mellitus Health, Inc. (“Mellitus”) an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature on the third anniversary of issuance unless accelerated due to an event of default as provided in the notes. Repayment of the Mellitus notes is secured by a first priority interest in all of Mellitus’ assets. As of March 31, 2025, the Company recorded an impairment charge on the entire note principal balance of $1,000 and accrued interest of $135 as the Company believed it was unlikely to be recovered.

11.Intangible Digital Assets

On May 28, 2024, the Company announced that its board of directors adopted bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds bitcoins for long term investment purposes. The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin, which are included in intangible digital assets in the Unaudited Condensed Balance Sheets. As of March 31, 2025, there were no contractual restrictions on the Company’s sale of its bitcoins.

Bitcoin investment

The Company’s bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

recognized in net income through other (expense) income, net on the Company’s condensed statements of operations. As of March 31, 2025, the Company held approximately 3,192 bitcoins with a cost basis of $280,400 and a fair value of $263,504.

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s intangible digital assets held:

For the
Three-Months
Period Ended
March 31,
2025

Intangible digital assets held:
Beginning balance at fair value as of December 31, 2024	$214,633
Additions	90,700
Unrealized loss, net	(41,829)
Ending Balance at fair value as of March 31, 2025	$263,504

12. Other Non-Current Assets

Other non-current assets consist of right-of-use (“ROU”) assets of $44 and long-term deposits of $20 as of March 31, 2025. As of December 31, 2024, ROU assets were $65, and long term deposit balances were $20.

13.Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Compensation	$1,972	$3,743
Accrued Taxes	1,361	909
Accrued Interest on Convertible Note	734	—
Miscellaneous Accruals	330	521
Total Accrued Expenses	$4,397	$5,173

14.Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, bitcoins and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. As of March 31, 2025 and December 31, 2024, the Company held deposits of $6,195 and $5,314, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds in the amount of $3,676 and $3,638 as of March 31, 2025 and December 31, 2024, respectively. The Company held 3,192 bitcoins as of March 31, 2025, valued at $263,504. As of March 31, 2025, two providers accounted for 61.5% and 38.5% of the Company’s total bitcoin holdings. The Company’s bitcoins are held offline in cold storage with third-party providers. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. For the three months ended March 31, 2025, two customers (including affiliates) accounted for 41.8% and 31.9% of the Company’s revenues, respectively. For the three months ended March 31, 2024, three customers (including affiliates) accounted for 45.0%, 24.7% and 10.5% of the Company’s revenues, respectively. As of March 31, 2025, two customers accounted for 38.0% and 28.4% of the Company’s accounts receivable, respectively. As of December 31, 2024, three customers accounted for 33.9%, 28.7%, and 14% of the Company’s accounts receivable, respectively.

As of March 31, 2025, three vendors accounted for 48.1%, 12.4% and 11.3% of the Company’s accounts payable, respectively. As of December 31, 2024, three vendors accounted for 29.4%, 16.7% and 15.6% of the Company’s accounts payable, respectively.

15.Leases

Lessee arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease is effective through September 30, 2025. On March 19, 2025, the Company entered into a 12-month lease agreement for a new office space located at 51 E Campbell Avenue, Suite 107-D, Campbell, California.

As of March 31, 2025, the remaining lease term for the Santa Clara office space is six months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended March 31, 2025 and 2024, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of March 31, 2025:

Total
2025 Remaining period	$48
Total undiscounted future minimum lease payments	48
Less: present value discount	(1)
Total lease liabilities	47
Lease expense in excess cash payment	(3)
Total ROU asset	$44

As of March 31, 2025, the Company’s ROU asset was $44, which was recorded on the Company’s Unaudited Condensed Balance Sheet as other noncurrent assets, and the Company’s current lease liability was $47, which was recorded on the Company’s Unaudited Condensed Balance Sheet as other short-term liabilities. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

Lessor arrangements

The Company enters into contracts with customers for its QuantaFlo product. The Company has determined that these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended March 31, 2025 and 2024, the Company recognized approximately $6,217 and $7,079, respectively, in lease revenues related to these arrangements, which is included in revenues on the Unaudited Condensed Statements of Operations. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

lease component is primarily software support. The assets associated with these leasing arrangements are included in assets for lease, net on the Unaudited Condensed Balance Sheets (See Note 6 for additional information).

16.Long-Term Debt

4.25% senior convertible notes due 2030

On January 28, 2025, the Company entered into a purchase agreement for the sale of $100,000 aggregate principal amount of 4.25% convertible senior notes due 2030 (the “2030 Senior Notes”) in a private offering to qualified institutional buyers. The terms of the 2030 Senior Notes are governed by an Indenture, dated January 28, 2025 (the “2030 Indenture”), between the Company and the trustee.

The 2030 Senior Notes are general senior, unsecured obligations of the Company and will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Senior Notes bear interest at a rate of 4.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2025. The 2030 Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding May 1, 2030, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2030 Senior Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price (as defined in the 2030 Indenture) per $1,000 principal amount of the 2030 Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2030 Senior Notes on each such trading day; (3) if the Company calls such 2030 Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the 2030 Indenture. On or after May 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2030 Senior Notes may convert all or any portion of their 2030 Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2030 Indenture.

The conversion rate for the 2030 Senior Notes will initially be 13.0826 shares of the Company’s common stock per $1,000 principal amount of 2030 Senior Notes, which is equivalent to an initial conversion price of approximately $76.44 per share of common stock. The initial conversion price of the 2030 Senior Notes represents a premium of approximately 25.0% over the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on January 23, 2025. The conversion rate for the 2030 Senior Notes is subject to adjustment under certain circumstances in accordance with the terms of the 2030 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2030 Senior Notes or if the Company delivers a notice of redemption in respect of the 2030 Senior Notes, it will, in certain circumstances, increase the conversion rate of the 2030 Senior Notes for a holder who elects to convert its 2030 Senior Notes in connection with such a corporate event or convert its 2030 Senior Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2030 Indenture), as the case may be. Initially, a maximum of 1,635,320 shares of the Company’s common stock may be issued upon conversion of the 2030 Senior Notes, based on the initial maximum conversion rate of 16.3532 shares of common stock per $1,000 principal amount of 2030 Senior Notes.

The Company may not redeem the 2030 Senior Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the 2030 Senior Notes (subject to the partial redemption limitation described in the 2030 Indenture), at its option, on or after August 4, 2028 and prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price for the 2030 Senior Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

price equal to 100% of the principal amount of the 2030 Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2030 Senior Notes.

If the Company undergoes a fundamental change (as defined in the 2030 Indenture), then, subject to certain conditions and except as set forth in the 2030 Indenture, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2030 Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2030 Indenture includes customary covenants and sets forth certain events of default after which the 2030 Senior Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2030 Senior Notes become automatically due and payable. The following events are considered “events of default” under the 2030 Indenture:

●	default in any payment of interest on any 2030 Senior Note when due and payable and the default continues for a period of 30 days;
●	default in the payment of principal of any 2030 Senior Note when due and payable at its stated maturity, upon optional redemption, upon any required repurchase, upon declaration of acceleration or otherwise;
●	failure by the Company to comply with its obligation to convert the 2030 Senior Notes in accordance with the 2030 Indenture upon exercise of a holder’s conversion right, and such failure continues for three business days;
●	failure by the Company to give (i) a fundamental change notice or notice of a make-whole fundamental change, in either case when due and such failure continues for five business days, or (ii) notice of a specified corporate transaction when due and such failure continues for one business day;
●	failure by the Company to comply with its obligations in respect of any consolidation, merger or sale of assets;
●	failure by the Company to comply with any of its other agreements in the 2030 Senior Notes or the 2030 Indenture for 60 days after written notice of such failure from the trustee or the holders of at least 25% in principal amount of the 2030 Senior Notes then outstanding;
●	default by the Company or any of its significant subsidiaries (as defined in the 2030 Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed with a principal amount in excess of $15.0 million (or its foreign currency equivalent), in the aggregate of the Company and/or any such significant subsidiary, whether such indebtedness now exists or shall hereafter be created, (i) resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity date or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable (after the expiration of all applicable grace periods) at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such indebtedness is not paid or discharged, as the case may be, within 30 days after written notice to the Company by the trustee or to the Company and the trustee by holders of at least 25% in aggregate principal amount of the 2030 Senior Notes then outstanding in accordance with the 2030 Indenture; and
●	certain events of bankruptcy, insolvency or reorganization of the Company or any of its significant subsidiaries.

Neither the 2030 Senior Notes, nor any shares of the Company’s common stock issuable upon conversion of the 2030 Senior Notes, have been registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

The Company accounts for the 2030 Senior Notes as a liability measured at its amortized cost, and no other features of the 2030 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2030 Senior Notes were approximately $95,984, net of debt issuance costs of $4,016 comprised primarily of commissions paid to the banks, professional and legal expenses relating to the issuance of the debt. The Company used a portion of the proceeds from the 2030 Senior Notes to enter into Capped Calls, as discussed below. The Company intends to use the remainder of the proceeds from this offering for the purchase of bitcoins and general corporate purposes. The debt issuance costs are being amortized over the term of the 2030 Senior Notes, using the effective interest rate method, and recorded to interest expense on the Company’s condensed statement of operations. During the three months period ended March 31, 2025, the effective interest rate on 2030 Senior Notes, including debt issuance costs, was approximately 5.09%, and $845 was recorded as interest expense on the Company’s Unaudited Condensed Statement of Operations for the three months period ended March 31, 2025. The Company accrued an interest of $734, which was included in accrued expenses in the Unaudited Condensed Balance Sheet. As of March 31, 2025, the carrying value of 2030 Senior Notes, net of amortization of debt issuance costs was $96,095. Unamortized debt issuance costs as of March 31, 2025 were $3,905.

Capped Call Transactions

In connection with the issuance of the 2030 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2030 Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $7,740. The Capped Calls are separate transactions entered into by the Company with each of the Option Counterparties, and are not part of the terms of the 2030 Senior Notes and therefore will not affect any noteholder’s rights under the 2030 Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

The Capped Calls cover, subject to anti-dilution adjustments, substantially similar to those applicable to the conversion rate of the 2030 Senior Notes, the number of shares of common stock initially underlying the 2030 Senior Notes, or up to approximately 1,308,258 shares of the Company’s common stock. The Capped Calls are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of 2030 Senior Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2030 Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $76.44, while the cap price of the Capped Calls is initially $107.01 per share, which represents a premium of 75% over the closing price of the Company’s common stock of $61.15 per share on January 23, 2025 and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to the Company’s common stock and are considered equity classified under GAAP, and were recorded as a reduction to additional paid-in-capital within stockholders’ equity on the Company’s Unaudited Condensed Balance Sheet when the Capped Calls were purchased in January 2025. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

17.Commitments and Contingencies

Indemnification obligations

The Company enters into agreements with customers, partners, lenders, consultants, lessors, contractors, sales representatives and parties to certain transactions in the ordinary course of the Company’s business. These agreements may require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. The Company has also agreed to indemnify the directors and certain officers and employees in accordance with the by-laws of the Company. These indemnification provisions will vary based upon the nature and terms of the agreements. In many cases, these indemnification provisions do not contain limits on the Company’s liability, and the occurrence of contingent events that will trigger

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

payment under these indemnities is difficult to predict. As a result, the Company cannot estimate its potential liability under these indemnities. The Company believes that the likelihood of conditions arising that would trigger these indemnities is remote and, historically, the Company has not made any significant payment under such indemnification provisions. Accordingly, the Company has not recorded any liabilities relating to these agreements. In certain cases, the Company has recourse against third parties with respect to the aforesaid indemnities, and the Company believes it maintains adequate levels of insurance coverage to protect the Company with respect to potential claims arising from such agreements.

401(K) plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three month periods ended March 31, 2025 and 2024, the Company matched $97 and $64, respectively.

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

As previously reported, in Item 3 of the Annual Report, the Company began initial settlement discussions with the U.S. Department of Justice (“DOJ”) pertaining to a civil investigative demand (“CID”), but ceased initial discussions on that date. The Company subsequently resumed settlement discussions with DOJ and has reached agreement in principle on payment of $29,750 to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable). Under ASC 450, the Company booked a litigation contingency liability of $29,750 as of March 31, 2025 in the Unaudited Condensed Statement of Operations. As of December 31, 2024, the contingent liability amount was not determinable, so the Company did not record the liability as of that date. There is no guarantee that the Company will be able to reach final agreement with DOJ or the Department of Health and Human Services (“HHS”), which may require the Company to make further undertakings in connection with the proposed settlement. If the Company and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is still a risk that DOJ will file a complaint or complaint in intervention in a Civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount, which potential loss cannot be reasonably estimated. Should the parties not be able to reach settlement and DOJ file a complaint, the Company intends to vigorously defend itself in any such action.

18.Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share. Each holder of shares of common stock is entitled to one vote for each share held.

At-the-market offering

On August 24, 2024, the Company’s registration statement on Form S-3 became effective, which allowed it to offer and sell securities from time to time in one or more offerings, up to an aggregate value of $150.0 million, including under its June 2024 Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may offer and sell from time to time its common stock in an at-the-market (“ATM”) offering. Pursuant to this June 2024 agreement, the Company agreed to pay the sales agent commissions for their services in acting as agent with respect to the sale of shares through the ATM offering program. The sales commission and expenses related to the ATM equity offering program are considered direct and incremental costs and are charged against additional paid-in capital on the condensed balance sheet in the period in which the corresponding shares are issued and sold.

As of March 31, 2025, the Company had issued and sold a total of 2,237,988 shares of its common stock for aggregate gross proceeds, net of sales commissions of approximately $119,715.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

In April 2025, the Company entered into a new ATM $500.0 million offering program. See Note 23 for further details. Accordingly, it will not sell any further shares of common stock under the June 2024 sales agreement.

19.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain certain key employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”) and the stockholder approved 2024 Stock Option and Incentive Plan (the “2024 Plan”). In connection with expiration of the 2014 Plan in July 2024, the available share reserve (including any awards outstanding under the 2014 Plan that lapsed prior to stockholder approval of the new 2024 Plan) was transferred to the 2024 Plan upon stockholder approval thereof. The 2024 Plan provides that the aggregate number of shares of common stock that initially may be issued pursuant to awards granted under the 2024 Plan may not exceed 1,916,011 shares (the “Share Reserve”), along with any awards that transferred over from the 2014 Plan. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2024 Plan became effective and ending on (and including) January 1, 2034, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The Share Reserve was currently 3,554,658 shares as of March 31, 2025.

As of March 31, 2025, there were no shares available for future stock-based compensation grants under the 2014 plan (which expired in July 2024), and there are 691,450 shares reserved for issuance underlying awards that remain outstanding under the 2014 Plan. As of March 31, 2025, there are 2,089,197 shares of an aggregate total of 3,554,658 shares available for future stock-based compensation grants under the 2024 Plan.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of March 31, 2025 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2025 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2024	691,450	$8.86	3.21	$31,209
Options granted	449,450	$58.94	7.02	—
Options forfeited/cancelled	(500)	—	—	—
Options exercised	—	$—	—	—
Balance, March 31, 2025	1,140,400	$28.58	4.56	$18,902
Exercisable as of March 31, 2025	561,862	$7.13	1.73	$16,900

  As of March 31, 2025, the fair value of unvested stock options was approximately $16,667. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.2 years.

During the three months ended March 31, 2025, the Company granted 449,450 stock options to the employees and non-executive members of the board of directors with an exercise price of $58.94 and grant date weighted average fair value of $33.69. In applying the Black-Scholes options pricing model to determine the fair value of these options, the following weighted average

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

assumptions were used: 1) expected price volatility of 74.1%; 2) risk-free interest rate of 4.4%; 3) expected term of 4.5 years; and 4) no dividend yield.

Employee options generally have vesting terms of 1/4th of options being vested one year after the grant date and 1/48th for each month thereafter contingent upon the participant’s continued service beginning on the initial vesting date and ending when the vested ratio equals 1/1. Non-executive members of board of directors have vesting terms of 1/12th and 1/24th of options being vested per month over a period of one and two years.

The following table represents the stock based compensation for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Cost of Revenues	$63	$5
Engineering and Product Development	69	3
Sales and Marketing	334	4
General and Administrative	1,017	15
Total	$1,483	$27

20.Income Taxes

The Company’s income tax benefit for the three months ended March 31, 2025 was $10,167 and income tax expense for the three months ended March 31, 2024 was $1,724. The income tax benefit reflects the Company’s estimate of the effective tax benefit rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax benefit for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed statement of operations.

The effective tax benefit rate for the three months ended March 31, 2025 was 13.58%, compared to an effective tax provision rate of 22.11% in the same period of the prior year. The decrease in effective tax rate for the three months ended March 31, 2025 was primarily due to operating losses, and higher tax benefits associated with employee stock-based compensation, partially offset by increase in the valuation allowance due to unrealized capital losses incurred during the three months ended March 31, 2025.

The effective tax benefit rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans and federal research and development (“R&D”) credit benefit, and valuation allowance associated with the Company’s digital assets investments.

As of March 31, 2025, and December 31, 2024, the Company had $502 and $487, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions, which was $172 and $155 as of March 31, 2025 and December 31, 2024, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) were signed into law in the United States. Among other things, the CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s financial statements as of March 31, 2025.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

21.Net (Loss) Income Per Share, Basic and Diluted

Basic EPS represents net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net (loss) income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

Basic and Diluted EPS are calculated as follows:

	Three months ended March 31,
	2025			2024
	Shares	Net loss	EPS	Shares	Net Income	EPS
Basic	9,596,037	$(64,702)	$(6.74)	6,892,742	$6,073	$0.88
Common stock options	—	—	—	889,651	—	—
Diluted	9,596,037	$(64,702)	$(6.74)	7,782,393	$6,073	$0.78

For the three months ended March 31, 2025, weighted average shares underlying common stock options of 519,219 and 2030 Senior Notes shares of 911,371 were excluded from the Diluted EPS calculation because their impact would have been anti-dilutive.

22.Segment Information

ASU No. 2023-07 Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statement. The Company manages its business in one reportable operating segment, which is primarily engaged in the manufacturing, marketing, and sales of its patented and FDA cleared product, QuantaFlo. In accordance with Topic 280, the Chief Executive Officer and President has been identified as the Company’s chief operating decision maker (“CODM”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM uses segment operating profit to allocate resources including employees, property and investments. The CODM also uses month-over-month expense variance analysis for cost control and for making decisions about allocating capital and personnel to the segment.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

The following table breaks out the operations of the Company’s single reportable segment information.

	March 31	March 31
	2025	2024
Revenue	$8,835	$15,903
Less:
Cost of revenue	858	1,127
Research and development (1)	1,306	1,113
Sales	927	1,494
Sales operations	786	784
General and administration	4,873	2,847
Litigation contingency	29,750	—
Depreciation and amortization	120	176
Other segment expenses (2)	1,316	1,386
Segment operating (loss) profit	(31,101)	6,976

Interest (expense) income, net	(943)	819
Impairment of investments	(1,000)	—
Change in fair value of digital assets	(41,829)	—
Other corporate income (3)	4	2
(Loss) income before taxes	(74,869)	7,797
Income tax (benefit) expense	(10,167)	1,724
Net (loss) income	$(64,702)	$6,073

1.	Research and development expenses include clinical affairs and HITRUST.
2.	Other segment expenses include marketing, customer education and business development.
3.	Other corporate income represents unallocated income

23.	Subsequent Events

Coinbase Master Loan Agreement

On April 15, 2025, the Company entered into a Master Loan Agreement with Coinbase Credit Inc. as lender, and Coinbase Inc., (collectively, “Coinbase”). Under the master loan agreement, the Company may borrow, from time to time, cash or digital assets, which loans, if any, are intended to be collateralized with a first priority security interest in the bitcoin that the Company posts as collateral. Loans under the master loan agreement will be subject to certain minimum margin requirements based on the loan amount relative to the market value of the bitcoin collateral posted. The specific terms of any loan (including loan amount, rate, fees, collateral, margin requirements and maturity) will be set forth from time to time in a separate confirmation under the master loan agreement. Should the value of the bitcoin collateralizing the loan fall below the minimum margin requirements in the confirmation, the Company could be required to transfer additional bitcoin, or other eligible collateral, to Coinbase to reduce or repay the loan amount. The Company will pay a monthly loan fee to Coinbase based on the outstanding loan amount and determined in accordance with the terms of the confirmation.

Semler Scientific, Inc.
Notes to Condensed Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and bitcoin and bitcoin costs)

At-the-Market Common Stock Offering Program

On April 15, 2025, the Company entered into a Controlled Equity Offeringsm Sales Agreement with Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC., pursuant to which the Company may offer and sell from time to time up to $500,000 of its common stock in an ATM offering. From April 23, 2025 through May 12, 2025, the Company issued and sold 1,796,797 shares of its common stock for aggregate gross proceeds net, of sales commissions of approximately $61,456. The Company’s prior ATM offering terminated at the time the registration statement for this ATM offering was declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q, and with the “Risk Factors” in Part II, Item 1A herein, and with our audited financial statements and notes for the fiscal year ended December 31, 2024 and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our annual report on Form 10-K filed with the SEC on February 28, 2025, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Part II, Item 1A herein.

Overview

We are a company that has adopted Bitcoin as its primary treasury reserve asset and are one of the leading corporate holders of Bitcoin. In May 2024, we became the second public company in the United States to adopt a Bitcoin treasury strategy. We intend to strategically acquire additional Bitcoin by using proceeds from equity and debt financings as well as cash generated from our operations. In addition, we develop and market technology products and services that assist our customers in evaluating and treating chronic diseases. Our patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of PAD. Our healthcare business is our predominant operational focus, providing cash flows and enabling us to pursue our bitcoin strategy.

We are currently seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We continue to develop additional complementary, proprietary products and services in-house and seek out other arrangements for products and services that we license, which we believe will bring value to our customers and our company. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our base, which in turn permits them to better guide patient care. The combination of expanded labeling of QuantaFlo and marketing additional complementary products and services to our existing customer base, we believe may return the medical business to profitability and cash generation in the future.

In the three months ended March 31, 2025, we had total revenues of $8.8 million and net loss of $64.7 million, compared to total revenues of $15.9 million and net income of $6.1 million in the same period in 2024.

Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin Treasury Strategy

As of March 31, 2025, we held an aggregate of 3,192 bitcoins, which we acquired for an aggregate purchase price of $280.4 million and an average purchase price of $87,854 per bitcoin. From April 1, 2025 through May 12, 2025, we purchased 616 additional bitcoins for an aggregate purchase price of $59.6 million and an average purchase price of $96,658. As of May 12, 2025, we held an aggregate of 3,808 bitcoins, which we acquired for an aggregate purchase price of $340.0 million at an average purchase price of $89,279 per bitcoin. All purchase amounts include fees and expenses.

Recent Developments

ATM Offerings

In June 2024, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. pursuant to which we offered and sold from time to time up to an aggregate of $150.0 million in shares of our common stock in an at-the-market, or ATM, offering, or the 2024 ATM Offering. From January 1, 2025 to March 31, 2025, we sold and issued a total of 40,000 shares of our common stock in the 2024 ATM Offering for aggregate net proceeds of approximately $2.2 million. As of April 22, 2025, when the 2025 ATM Offering described below became effective, we had issued and sold an aggregate of 2,438,274 shares of our common stock under the 2024 ATM Offering for aggregate net proceeds of approximately $126.0 million. We are no longer selling any shares under the 2024 ATM Offering.

On April 15, 2025, we entered into a new Controlled Equity OfferingSM Sales Agreement with Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets LLC, pursuant to which we may offer and sell from time to time up to $500.0 million of our common stock in an ATM offering, or the 2025 ATM Offering. From April 23, 2025 through May 12, 2025, we issued and sold 1,796,797 shares of our common stock for aggregate net proceeds of approximately $61.5 million under the 2025 ATM Offering.

Offering of 4.25% Convertible Senior Notes

In January 2025, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2030 in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. See “—Liquidity and Capital Resources—Description of Indebtedness” and Note 16 to our unaudited condensed financial statements appearing elsewhere in this quarterly report on Form 10-Q for further details.

DOJ CID Update

On April 14, 2025, we and DOJ reached agreement in principle on payment of $29.8 million to settle all claims (which amount excludes any potential fees of relators’ counsel that may also be payable). As such, we recorded a contingent liability of $29.8 million as of March 31, 2025. There is no guarantee that we will be able to reach final agreement with DOJ or the Department of Health and Human Services, or HHS, which may require us to make further undertakings in connection with the proposed settlement. If we and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is still a risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount, which potential loss cannot be reasonably estimated. Should the parties not be able to reach settlement and DOJ file a complaint, we intend to vigorously defend itself in any such action. See Part II, Item 1 “Legal Proceedings” of this quarterly report on Form 10-Q for additional information.

Coinbase Master Loan Agreement

On April 15, 2025, we entered into a master loan agreement or the Master Loan Agreement, with Coinbase Credit Inc., as lender, and Coinbase Inc., or, collectively, Coinbase. Under the Master Loan Agreement, we may borrow, from time to time, cash or digital assets, which loans, if any, are intended to be collateralized with a first priority security interest in the bitcoin that we post as collateral. Loans under the Master Loan Agreement will be subject to certain minimum margin requirements based on the loan amount relative to the market value of the bitcoin collateral posted. The specific terms of any loan (including loan amount, rate, fees, collateral, margin requirements and maturity) will be set forth from time to time in a separate confirmation under the Master Loan Agreement. Should the value of the bitcoin collateralizing the loan fall below the minimum margin requirements in the confirmation, we could be required to transfer additional bitcoin, or other eligible collateral, to Coinbase to reduce or repay the loan amount. We will pay a monthly loan fee to Coinbase based on the outstanding loan amount and determined in accordance with the terms of the confirmation. As of the date of this quarterly report on Form 10-Q, we have not borrowed any amounts under this loan facility.

Results of Operations

Three Months ended March 31, 2025 Compared to Three Months ended March 31, 2024

Revenues

We had revenues of $8.8 million for the three months ended March 31, 2025, a decrease of $7.1 million or 44% compared to $15.9 million in the same period in 2024. The primary reason for the decrease in revenues was decreased testing volume at some of our customers, which we believe is a result of the 2024 CMS rate announcement.

Operating expenses

We had total operating expenses of $39.9 million, which include $29.8 million of contingent liability related to the potential settlement with DOJ for the three months ended March 31, 2025, an increase of $31.0 million, or 347%, compared to $8.9 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 452% in the first quarter of 2025 as compared to 56% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $0.9 million for the three months ended March 31, 2025, a decrease of $0.3 million, or 25% compared to $1.2 million for the same period in 2024. The decrease was primarily due to lower hardware sales. As a percentage of revenues, cost of revenues was 11% in the first quarter of 2025, compared to 8% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.3 million for the three months ended March 31, 2025, an increase of $0.2 million, or 16% compared to $1.1 million for the same period in 2024. The increase was primarily due to higher payroll and stock-based compensation expense, partially offset by lower consulting expenses. As a percentage of revenues, engineering and product development expense increased to 15% in the first quarter of 2025, compared to 7% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.0 million for the three months ended March 31, 2025, a decrease of $0.6 million, or 17%, compared to $3.7 million in the same period of the prior year. The decrease was primarily due to lower payroll, consulting, trade show and dues and subscriptions expenses due to lower sales activities in the first quarter as a result of the CMS rate announcement. As a percentage of revenues, sales and marketing expense increased to 34% in the first quarter of 2025, compared to 23% in the prior year period.

General and administrative expense

We had general and administrative expense of $4.9 million for the three months ended March 31, 2025, an increase of $2.0 million, or 72%, compared to $2.9 million in the same period of the prior year. The increase was primarily due to higher payroll, higher stock-based compensation, higher professional fees, including $0.4 million in legal fees relating to the DOJ settlement, and state and sales use tax audit accrual of $0.4 million, partially offset by lower consulting and dues and subscriptions expenses. As a percentage of revenues, general and administrative expense was 55% in the first quarter of 2025, compared to 18% in the prior year period.

Litigation Contingency

We had a litigation continency of $29.8 million for the three months ended March 31, 2025, which relates to the proposed DOJ settlement. See “—Recent Developments—DOJ CID Update”

Other (expense) income, net

We had total other expenses, net, of $43.8 million for the three months ended March 31, 2025 a decrease of $44.6 million, compared to other income, net, of $0.8 million in the same period of the prior year. The decrease was primarily driven by the decrease in the fair value of our bitcoin holdings of $41.8 million and impairment of investments of $1.0 million.

Income tax provision

We had income tax benefit of $10.2 million for the three months ended March 31, 2025, a decrease of $11.9 million or 690%, compared to income tax expense of $1.7 million for the same period of the prior year. The effective tax benefit rate for the three months ended March 31, 2025 was 14% compared to provision tax rate of 22% in the same period of the prior year. The decrease in the effective tax rate for the three months ended March 31, 2025 was primarily due to operating losses, net unrealized capital losses incurred from the change in fair value of our bitcoin holdings, and higher tax benefits associated with employee stock-based compensation, partially offset by valuation allowance.

.

Net Loss

For the foregoing reasons, we had net loss of $64.7 million, or $6.74 per basic and diluted share, for the three months ended March 31, 2025, a decrease of $70.8 million, compared to a net income of $6.1 million, or $0.88 per basic share and $0.78 per diluted share, for the same period in the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $9.9 million at March 31, 2025 compared to $9.0 million at December 31, 2024, and total current liabilities of $35.7 million (including a contingent liability of $29.8 million related to our potential settlement with DOJ) at March 31, 2025 compared to $6.3 million at December 31, 2024. As of March 31, 2025, we held 3,192 bitcoins with an aggregate fair value of $263.5 million. Our bitcoins are held offline in cold storage with third-party providers. Digital assets like bitcoin depend on private keys to retrieve and transfer funds. A bitcoin is considered an indefinite-lived intangible asset, and our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net loss or income through other (expenses) or income, net in our condensed statements of operations. We recognized a decrease in fair value of our digital assets of $41.8 million for the three month period ended March 31, 2025. As of March 31, 2025, we had negative working capital of approximately $17.2 million, due to the one-time contingent liability related to our potential settlement with DOJ. In January 2025, we issued $100.0 million of senior convertible notes. We also entered into a new $500.0 million ATM offering program in April 2025. We believe that our current sources of funds will provide us with adequate liquidity during the 12 month period following March 31, 2025, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts. At March 31, 2025, we held approximately $3.7 million in a U.S. government money market fund account and the remaining cash of $6.2 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in bitcoins, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We used $1.9 million of net cash from operating activities for the three months ended March 31, 2025. Non-cash adjustments to reconcile net loss to net cash from operating activities provided net cash of $34.3 million and were primarily due to, an unrealized loss in fair value of bitcoin of $41.8 million, stock-based compensation of $1.5 million and impairment of investments of $1.0 million, partially offset by deferred tax benefit of $10.3 million. Change in operating assets and liabilities provided net cash of $28.5 million, primarily due to an increase of accrued expenses of $28.2 million, a decrease of trade receivables of $1.3 million, an increase of accrued interest of $0.7 million, and an increase of trade payables of $0.5 million, partially offset by an increase of prepaid expenses and other current assets of $2.2 million and a decrease of deferred revenue and other current and non current liabilities.

We generated $5.6 million of net cash from operating activities for the three months ended March 31, 2024. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $0.2 million and were primarily due to loss on disposal of assets for lease of $0.2 million and depreciation of $0.2 million, partially offset by deferred tax expense of $0.2 million. Changes in operating assets and liabilities used $0.7 million of net cash. These changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.5 million, decrease in accrued expenses of $0.2 million and decrease of other current and non-current liabilities of $0.1 million, partially offset by a decrease of trade receivable of $0.1 million.

Investing activities

We used $87.3 million of net cash in investing activities for the three months ended March 31, 2025, primarily to purchase $90.7 million of bitcoin and purchase of assets for lease of $0.2 million, partially offset by the proceeds of $3.6 million from the repayment of a short-term note.

We used $0.1 million of net cash from investing activities for the three months ended March 31, 2024, primarily to purchase assets for lease.

Financing activities

We generated $90.1 million of net cash from financing activities during the three months ended March 31, 2025, primarily $95.9 million net proceeds from the January 2025 issuance of 4.25% convertible senior notes and $2.2 million of proceeds from the issuance of common stock under our ATM offering program, partially offset by payment of a $7.7 million capped call premium and $0.3 million of stock issuance expenses.

We generated $11 thousand in net cash from financing activities during the three months ended March 31, 2024, which reflects proceeds from exercise of stock options of $56 thousand, partially offset by payment of taxes withheld for stock grants of $45 thousand.

Description of Indebtedness

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

Neither the notes, nor any shares of our common stock issuable upon conversion of the notes, have been registered under the Securities Act or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. See also Note 16 to our unaudited condensed financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Coinbase Master Loan Agreement

As discussed above in “—Recent Developments—Coinbase Master Loan Agreement,” we entered into the Master Loan Agreement from which we have not drawn any amounts, with any future draws being collateralized by a portion of our bitcoin. For a description of the material terms of the Master Loan Agreement, see above and Note 23 to our unaudited condensed financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Bitcoin Market Price Risk.

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other (expense) income, net” on our condensed statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. See Part II, Item 1A, “Risk Factors,” for information regarding the risks related to our bitcoin holdings. As of March 31, 2025, the fair value of our bitcoin investment included in other non-current assets was $263.5 million, and for the three months ended March 31, 2025 we recognized a $41.8 million reduction in fair value from the remeasurement of our bitcoin investment.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended March 31, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in Part I, Item 3 of the Annual Report, on February 11, 2025, we began initial settlement discussions with DOJ pertaining to a CID, but ceased initial discussions on that date. We subsequently resumed settlement discussions with DOJ and reached agreement in principle on payment of $29.8 million to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable). There is no guarantee that we will be able to reach a final agreement with DOJ or HHS, which may require us to make further undertakings in connection with the proposed settlement. If we and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is still a risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount, which potential loss cannot be reasonably estimated. Should the parties not be able to reach settlement and DOJ file a complaint, we intend to vigorously defend ourselves in any such action.

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

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $109,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our bitcoin holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we early adopted as of January 1, 2024, and which requires us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following our early adoption of ASU 2023-08 we are required to measure our bitcoin holdings at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of bitcoin, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin on our balance sheet. As of March 31, 2025, we held 3,192 bitcoins, which we acquired for $280.4 million, inclusive of fees and expenses, with an aggregate value of $263.5 million due to reduction in their fair value of $41.8 million, and $9.9 million in cash, cash equivalents and restricted cash, compared to 2,298 bitcoins with an aggregate fair value of $214.6 million and having $9.0 million in cash, cash equivalents and short-term investments as of December 31, 2024.

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

As of March 31, 2025, we held an aggregate 3,192 bitcoins, which we acquired for $280.4 million, inclusive of fees and expenses, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this quarterly report on Form 10-Q, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this quartrly report on Form 10-Q.

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

Risks Related to Our Healthcare Business

If we do not successfully implement our healthcare solutions strategy, our business and results of operations will be adversely affected.

In late March 2023, CMS issued a final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs and under which CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three-year period. The 2024 model does not include risk adjusted payments for PAD without complications, which payments many of our customers previously relied upon for their Medicare Advantage patients under the previous 2020 model. In calendar year 2025, only 33% of the 2020 model is available. Such changes in the regulatory landscape for hierarchical condition category, or HCC, codes has impacted the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.

Although we believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases should drive growth in our healthcare technology solutions business. However, even with these demographics and trends, if CMS reimbursement landscape remains unfavorable, growth will be limited. If our customers do not receive increased capitated payments for providing care to patients for PAD using our products, it would have material and adverse effect on our business, financial condition and results of operations. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.

To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products even without CMS reimbursement, or distribute additional products and services that are reimbursable in the current CMS landscape. We may not be successful in these endeavours.  We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we have the right from time to time to distribute other third-party products, and recently began distributing FDA-cleared products and services licensed in from a third party, there is no guarantee that we will be successful. For example, although we had a distribution agreement for Insulin Insights from Mellitus, we were not able to generate significant revenue from the arrangement and, in December 2023, we wrote off the entire $2.5 million balance of a prepayment we had made for Insulin Insights software licenses and took a $0.6 million impairment charge on our investment in Mellitus. Additionally, in March 2025, we wrote off of the remaining $1.1 million balance (including $0.1 million of accrued interest) of our investment in Mellitus. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, or different markets, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We currently market a limited number of FDA-cleared testing products and related services may not achieve broad market acceptance or be commercially successful. We may also fail to develop or license in complementary products or distribution agreements for complementary products and our efforts to grow and expand our health care business may not be successful.

We currently actively market a limited number of FDA-cleared testing products and related services, including our proprietary QuantaFlo, and other third-party products and services for which we have a distribution agreement. These and any other products and services we may offer in the future, may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of CMS regulatory revisions. The current CMS regulatory landscape has negatively impacted the perceived profitability of using QuantaFlo to aid in the diagnosis of cardiovascular diseases and use of our product is declining. Aside from the regulatory reimbursement landscape, we may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we are entitled. If QuantaFlo or other products we offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

We may also not be able to identify other products or services to grow our healthcare technology business. Although we had an exclusive marketing and distribution agreement for another product (Insulin Insights), we did not generate meaningful distribution revenues and we wrote off our prepaid licenses and a portion of our investment in December 2023. We have a minority investment in one company but we do not distribute their products. See Note 8 to our unaudited condensed financial statements appearing elsewhere in this quarterly report on Form 10-Q for additional information relating to these minority investments. There is a risk that we may never receive repayment of our loans, nor receive any benefit from our equity investment, nor that we will generate meaningful revenues from our existing distribution arrangement for additional FDA-cleared products. Accordingly, we expect that revenues from QuantaFlo will account for the vast majority of our revenues for the foreseeable future.

Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ankle-Brachial index, or ABI, devices.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 45 sales and marketing employees as of March 31, 2025. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with an independent distributor. There is no guarantee that we would be successful in our efforts to find an independent distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the three months period ended March 31, 2025, two customers (including their affiliates) accounted for 41.8% and 31.9% of our revenues, respectively. As of March 31, 2025, two customers accounted for 38.0% and 28.4% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices or leverage their market share to negotiate reduced pricing terms, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility, including as a result of recently announced tariffs, may negatively impact our operations.

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

Our healthcare technology solutions business will need to generate significant revenues to remain profitable.

We will need to generate significant sales to maintain profitability in our healthcare technology solutions business and we might not be able to do so. Even if we do generate significant sales, we might not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our sales decline or grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance from our operating business will likely be adversely affected.

Our future financial performance will depend in part on the successful improvements and software updates to QuantaFlo on a cost-effective basis.

Our future financial performance will depend in part on our ability to anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that QuantaFlo will achieve significant commercial success and that it will gain meaningful market share even if the regulatory reimbursement landscape improves. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to QuantaFlo, such as our 510(k) extension for heart dysfunction, or any other products in development. Further, we may not be able to develop improvements and software updates to QuantaFlo at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with QuantaFlo.

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

As part of our business strategy, we intend to develop or distribute additional products and service offerings that allow healthcare providers to deliver cost-effective wellness programs. Such new product and service offering may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. In addition, in March 2025, we wrote off the entire remaining balance our $1.1 million (includes accrued interest of $0.1 million)  investment in Mellitus. It is possible that our development or distribution efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings or any third-party products that we distribute will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

We have used our cash resources to invest in other companies, and there is no guarantee that we will be repaid on maturity nor realize any other expected benefits from such investments, which could harm our business.

From time to time, we have invested, and may in the future invest, in other companies with potentially complementary products or technologies. For example, in September and October 2020, we made investments in Mellitus and SYNAPS Dx, two private companies working in other product areas, Insulin Insights and Discern, and in December 2022, we extended a loan to Monarch, maker of the software product EndoTool and such loan as amended in December 2024 and January 2025. There can be no assurance that the businesses we invest in will become profitable or remain so or that we will realize any financial benefit from our investments, including whether or not we will distribute Discern and EndoTool or that we will be repaid upon maturity of our loans. Notably, in the year ended December 31, 2023, we wrote-off our $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. In March 2025, we wrote off the entire remaining balance of our $1.1 million receivable (including accrued interest of $0.1 million) from Mellitus. Additionally, investments in privately held companies are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record additional impairment charges and could lose some or all of our investment in these companies. Further, we may need to divest our investments or increase our investment to become a controlling interest sooner than we may like in order to comply with regulations regarding the amount of our assets represented by minority investments. These regulatory requirements may not always coincide with our business objectives and could adversely affect our investments and strategy.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.

Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. For a discussion of the relevant regulatory regime, see “Business—Government Regulation” in Item 1 of the Annual Report. We cannot assure that any new medical devices or new uses or modifications for QuantaFlo that we develop, including our planned 510(k) for the use of QuantaFlo to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD, will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.

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

Our business is subject to unannounced inspections by the FDA to determine our compliance with FDA requirements.

FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters, untitled letters or other forms of more significant enforcement action. More specifically, if the FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or poses an unreasonable health risk, the FDA could:

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

Following correspondence from the FDA questioning our reliance on letters-to-file for the expansion into heart dysfunction, we are now seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo to enable expanded labeling. If the FDA concludes that we failed to comply with any regulatory requirement during an inspection or otherwise, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices cleared under section 510(k) cannot be marketed for any intended use that is outside of the FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by the FDA. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements. For a discussion of healthcare reform activity, see “Business—Government Regulation—Healthcare Reform” in Item 1 of the Annual Report.

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

We are subject to various healthcare fraud and abuse laws and regulations, as described “Business—Government Regulation—Healthcare Fraud and Abuse” in Item 1 of the Annual Report. We may be subject to liability under such laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us, either due to our actions, those of any distributor (including our former distributor), or our customers or those of our distributors. These customers include parties that bill Federal healthcare programs for use of our product or for caring for patients with conditions diagnosed with the aid of our product, all of whom may be subject to government scrutiny. For example, DOJ has been investigating improper reimbursement of claims for testing using our QuantaFlo device. See the information under the heading “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q. Although we have reached agreement in principle on payment of $29.8 million to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable), there is no guarantee that we will be able to reach final agreement with DOJ or the Department of Health and Human Services, or HHS, which may require us to make further undertakings in connection with the proposed settlement. If we and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is a risk that the DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount for tests performed using our device, which would adversely affect our business. The federal False Claims Act provides for treble damages and per-claim penalties. A civil suit by DOJ also exposes us to risk of other litigation. Finally, to the extent that any of the agreements are breached or terminated, our business may experience a decrease in revenues. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.

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

As of March 31, 2025, we have been issued, or have rights to, one U.S. patent (which expires on December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

In January 2025, we issued $100.0 million aggregate principal amount of senior convertible notes. In April 2025, we entered into the Master Loan Agreement, under which we may, from time to time, borrow cash or digital assets which are intended to be collateralized with a first priority security interest in the bitcoin that we post as collateral. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness and our cash needs may increase in the future.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 33.4% of our common stock as of March 31, 2025. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new bitcoin strategy, we expect to see additional volatility.  As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	our bitcoin treasury strategy;
●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;

●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section, including our potential settlement with DOJ and related risk that DOJ will file a complaint against our company if we do not reach final settlement.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, including related to proposed settlement with DOJ and related risks associated therewith, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025.

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

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes or in claiming tax credits or taking other tax positions. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain or if we were to be audited, the Internal Revenue Service, or state tax authorities may not agree with our tax positions. For example, we are subject to various state sales and use tax audits and received an audit adjustment report in April 2025 relating to an ongoing audit, which we accrued as of March 31, 2025 in the amount of $0.4 million, inclusive of interest and penalties. Further state sales and use tax audits could result in other potential liabilities. In addition, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates and practices are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or a particular state, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

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

In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.  For example, we entered into “at-the-market” offering programs in June 2024 and April 2025 and issued convertible notes in January 2025. We cannot assure you that we will be able to sell shares or other securities with conversion prices in any other offering at a price per share that is equal to or greater than the price per share paid by investors in such an offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

10.2

Form of Global Note, representing Semler Scientific, Inc.’s 4.25% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on January 28, 2025).

10.3	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on January 28, 2025).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's quarterly report on Form 10-Q for the three months ended September 30, 2024 is formatted in Inline XBRL and it is contained in Exhibit 101

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

May 13, 2025	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)