Form 10-Q
period 2025-06-30
Semler Scientific, Inc.
filed 2025-08-04
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 14,804,693 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

In this report, unless otherwise stated or as the context otherwise requires, references to “Semler Scientific,” “the Company,” “we,” “us,” “our” and similar references refer to Semler Scientific, Inc. and its wholly-owned subsidiary, CardioVanta, Inc., or CardioVanta. The Semler Scientific logo, CardioVanta logo, QuantaFlo and other trademarks or service marks of Semler Scientific, Inc. appearing in this report are the property of Semler Scientific, Inc. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “believes,” “seeks,” “may,” “should,” “continue,” “could,” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	implementation of our Bitcoin treasury strategy and its effects on our business;

●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo and marketing of additional products and services to our customers;

●	our wholly-owned subsidiary, CardioVanta, and plans for its business and future capitalization;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues; and

●	the agreement in principle on payment of $29.8 million to settle all claims related to the U.S. Department of Justice, or DOJ, investigation (which amount excludes any potential relators’ counsel fees that may also be payable), and risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages for tests performed using our device, if we are not able to reach such settlement; and risk of other litigation.

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

●	If we do not successfully implement our business strategy, including our Bitcoin treasury strategy, our business and results of operations will be adversely affected.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin holdings.
●	The availability of spot Bitcoin exchange traded products, or ETPs, may adversely affect the market price of our common stock.
●	Our Bitcoin treasury strategy subjects us to enhanced regulatory oversight along with various risks associated with Bitcoin.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Bitcoin trading venues and adversely affect the value of our Bitcoin.
●	The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our financial condition and results of operations.
●	Our Bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin.
●	Regulatory change reclassifying Bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our Bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held Bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A temporary or permanent blockchain “fork” to Bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our common stock.
●	We have issued $100.0 million of senior convertible notes due 2030, which exposes us to risks associated with such indebtedness.
●	We market a limited number of FDA-cleared testing products; these products may not achieve broad market acceptance or be commercially successful, and we may not be successful in marketing other FDA-cleared products to our customers.
●	We may not be successful in conducting our healthcare business through CardioVanta and it may not be able to raise sufficient capital from outside investors.
●	Changes in the regulatory reimbursement landscape, such as the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs issued by CMS, have impacted the perceived profitability of using our products to aid in the diagnosis of peripheral arterial disease, or PAD. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain clearance of a premarket notification, or 510(k), by the FDA for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is not specifically approved for reimbursement under any third-party payor codes. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.

●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers.
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility including as a result of recently announced tariffs may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	We are subject to various healthcare fraud and abuse laws and regulations, and although we have agreement in principle on a settlement with DOJ, there is no guarantee that we will settle, and thus there is still a risk that the DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of the agreed settlement amount for tests performed using our device, which would adversely affect our business. A civil suit by DOJ also exposes us to risk of other litigation.
●	Our executive officers, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Recent geopolitical events, as well as the recent change in the U.S. administration and related economic policies (including announced tariffs) are creating significant uncertainty and volatility in the stock market, which could impact our business.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$8,217	$14,465	$17,052	$30,368
Operating expenses:
Cost of revenues	739	1,255	1,677	2,501
Engineering and product development	1,237	1,440	2,552	2,578
Sales and marketing	3,154	3,456	6,195	7,131
General and administrative	5,140	2,964	10,034	5,832
Litigation contingency	—	—	29,750	—
Total operating expenses	10,270	9,115	50,208	18,042
(Loss) income from operations	(2,053)	5,350	(33,156)	12,326
Interest (expense) income, net	(1,145)	714	(1,948)	1,534
Impairment of investments	—	—	(1,135)	—
Change in fair value of notes held for investment	—	128	—	128
Change in fair value of intangible digital assets	83,761	(5,055)	41,932	(5,055)
Other income (expense), net	82,616	(4,213)	38,849	(3,393)
Pre-tax income	80,563	1,137	5,693	8,933
Income tax provision	13,630	1,126	3,463	2,849
Net income	$66,933	$11	$2,230	$6,084
Net income per share, basic	$5.71	$0.00	$0.21	$0.88
Weighted average number of shares used in computing basic net income per share	11,727,660	6,944,664	10,661,851	6,918,709
Net income per share, diluted	$5.04	$0.00	$0.25	$0.78
Weighted average number of shares used in computing diluted net income per share	13,484,746	7,795,149	12,260,223	7,789,101

See accompanying notes to unaudited condensed consolidated financial statements.

Semler Scientific, Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	June 30,	December 31,
	2025	2024
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$13,482	$8,819
Restricted cash	134	133
Short-term notes receivable	—	6,100
Short-term deposits	270	—
Trade accounts receivable, net of allowance for credit losses of $98 and $199 respectively	2,831	4,378
Inventory	558	358
Prepaid expenses and other current assets	4,623	2,900
Total current assets	21,898	22,688
Assets for lease, net	1,431	1,423
Property and equipment, net	368	487
Long-term investments	512	512
Long-term notes receivable	1,500	—
Intangible digital assets	496,865	214,633
Other non-current assets	23	85
Total assets	$522,597	$239,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$156	$140
Accrued expenses	6,013	5,173
Accrued contingent liability	29,750	—
Deferred revenue	638	774
Other short-term liabilities	215	226
Total current liabilities	36,772	6,313

Long-term liabilities:
Deferred tax liability	6,161	2,765
Long-term notes payable, net	96,255	—
Total long-term liabilities	102,416	2,765
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,902,827 and 9,770,908 shares issued, and 13,688,405 and 9,556,486 shares outstanding (treasury shares of 214,422 and 214,422), respectively	14	9
Additional paid-in capital	280,463	130,039
Retained earnings	102,932	100,702
Total stockholders’ equity	383,409	230,750

Total liabilities and stockholders’ equity	$522,597	$239,828

See accompanying notes to unaudited condensed consolidated financial statements.

Semler Scientific, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at March 31, 2024	7,134,193	$7	(214,422)	$12,023	$65,876	$77,906
Employee stock grants	6,546	—	—	150	—	150
Stock option exercises	61,407	—	—	213	—	213
Stock-based compensation	—	—	—	118	—	118
Net income	—	—	—	—	11	11
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	$65,887	$78,398

	For the Six Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Employee stock grants	6,546	—	—	150	—	150
Taxes paid related to net share settlement of equity awards	(1,029)	—	—	(45)	—	(45)
Stock option exercises	97,188	—	—	269	—	269
Stock-based compensation	—	—	—	145	—	145
Net income	—	—	—	—	6,084	6,084
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	$65,887	$78,398

	For the Three Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at March 31, 2025	9,810,908	$10	(214,422)	$125,674	$35,999	$161,683
Stock option exercises	75,184	—	—	558	—	558
Issuance of common stock	4,016,735	4	—	154,731	—	154,735
Stock issuance expenses	—	—	—	(2,395)	—	(2,395)
Stock-based compensation	—	—	—	1,895	—	1,895
Net income	—	—	—	—	66,933	66,933
Balance at June 30, 2025	13,902,827	$14	(214,422)	$280,463	$102,932	$383,409

	For the Six Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2024	9,770,908	$9	(214,422)	$130,039	$100,702	$230,750
Stock option exercises	75,184	—	—	558	—	558
Issuance of common stock	4,056,735	5	—	156,918	—	156,923
Stock issuance expenses	—	—	—	(2,690)	—	(2,690)
Capital call premium	—	—	—	(7,740)	—	(7,740)
Stock-based compensation	—	—	—	3,378	—	3,378
Net income	—	—	—	—	2,230	2,230
Balance at June 30, 2025	13,902,827	$14	(214,422)	$280,463	$102,932	$383,409

See accompanying notes to unaudited condensed consolidated financial statements

Semler Scientific, Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,230	$6,084

Reconciliation of Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	229	346
Amortization of debt issuance costs	272	—
Deferred tax benefit (expense)	3,396	(163)
Loss on disposal of assets for lease	160	319
Allowance for credit losses	(101)	(44)
Change in fair value of notes held for investment	—	(128)
Change in fair value of digital assets	(41,932)	5,055
Stock-based compensation	3,378	295
Impairment of investments	1,135	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	1,648	(1,292)
Inventory	(200)	60
Prepaid expenses and other current assets	(1,993)	(135)
Other non-current assets	62	43
Accounts payable	16	(175)
Accrued expenses	30,491	584
Other current and non-current liabilities	(47)	(11)
Deferred revenue	(136)	(280)
Net Cash (Used in) Provided by Operating Activities	(1,392)	10,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(48)
Purchase of notes held for investment	—	(500)
Purchase of digital assets	(240,300)	(60,000)
Proceeds from maturities of notes receivable	3,600	—
Purchase of assets for lease	(278)	—
Net Cash Used in Investing Activities	(236,978)	(60,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	—	(45)
Proceeds from issuance of debt	100,000	—
Debt issuance costs	(4,017)	—
Capital call premium	(7,740)	—
Proceeds from issuance of common stock	156,923	—
Stock issuance expenses	(2,690)	(102)
Proceeds from exercise of stock options	558	269
Net Cash Provided by Financing Activities	243,034	122
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,664	(49,868)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,952	57,332
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$13,616	$7,464

See accompanying notes to unaudited condensed consolidated financial statements

Semler Scientific, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

1.	Basis of Presentation

Semler Scientific, Inc., a Delaware corporation (“Semler” or “the Company”), prepared the unaudited condensed consolidated interim financial statements included in this report in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (the “Annual Report”). In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Semler Scientific, Inc., and its wholly-owned subsidiary, CardioVanta, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Intangible digital assets

The Company accounts for its digital assets, which are comprised solely of Bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its Bitcoin and uses third-party custodial services at multiple locations that are geographically dispersed to store its Bitcoin. The Company’s digital assets are initially recorded at cost and subsequently remeasured to fair value at the end of each reporting period, with changes recognized in other income (expense), net.

The Company purchases Bitcoin for long term investment. It intends to hold its digital assets for long term gains and treats them as long-term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. A valuation allowance is recorded for unrealized capital losses. See Note 11 for additional information regarding the Company’s purchases and sales of digital assets.

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

Diluted EPS attributable to common stockholders

Diluted EPS (“Diluted EPS”) includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. The Company computes Diluted EPS by dividing net income (loss) by the sum of the weighted average numbers of common shares and common share equivalents outstanding during the period. The Company computes the weighted average numbers of common shares and common share equivalents outstanding during the period using the sum of (i) the number of shares of common stock used in the Basic EPS calculation as

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

indicated above; and (ii) if dilutive, the incremental weighted average number of shares of common stock that it would issue upon the assumed exercise of outstanding common share equivalents, primarily stock options using the treasury stock method.

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

In periods of net income, shares of the Company’s common stock subject to the potential conversion of the 4.25% Convertible Senior Notes due 2030 (the “2030 Senior Notes”) outstanding during the period are also included in its weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate Diluted EPS. Capped Calls (defined in Note 16) are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2030 Senior Notes, unless the market price of the Company’s common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2030 Senior Notes from the conversion price up to the cap price. As of June 30, 2025, the market price of a share of the Company’s common stock did not exceed the $107.01 cap price. See Note 16 for further information regarding the 2030 Senior Notes and Capped Calls.

In periods of net loss, common share equivalents are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which the Company reports a net loss, Diluted EPS is the same as Basic EPS because dilutive common share equivalents are not assumed to have been issued if their effect is antidilutive.

Debt issuance costs

The Company defers costs it incurs to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortizes these costs using the effective interest rate method to calculate interest expense over the term of the debt.

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance that clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The Company is currently evaluating the impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the condensed consolidated statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2026, which means that it will be effective for the Company’s annual and interim reporting for the fiscal year ending December 31, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

Recently adopted accounting pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company adopted this standard effective January 1, 2025 on a prospective basis and will include the required disclosures in its consolidated financial statements for the year ending December 31, 2025.

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represented approximately $1,877 and $6,981 for the three months ended June 30, 2025 and 2024, respectively. Total fees from variable-fee licenses represented approximately $4,263 and $14,988 for the six months ended June 30, 2025 and 2024, respectively. Total sales of hardware equipment and accessories represented approximately $245 and $710 of revenues for the three months ended June 30, 2025 and 2024 respectively. Total sales of hardware equipment and accessories represented approximately $477 and $1,527 of revenues for the six months ended June 30, 2025 and 2024, respectively. The remainder of the Company’s revenue is generated from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 15 to the Unaudited Condensed Consolidated Financial Statements for more information. No material revenue was generated by the Company’s subsidiary during the three months and six months ended June 30, 2025.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net of $2,831 and $4,378 as of June 30, 2025 and December 31, 2024, respectively, include $708 and $2,067, respectively, related to revenue recognized under ASC 606.

As of June 30, 2025, the allowance for credit losses was $98. During the three-month period ended June 30, 2025, the Company established an additional reserve of $35 and recovered $84 from customers. During the six-month period ended June 30, 2025, the Company established an additional reserve of $77 and recovered $178 from customers. The allowance for credit losses as of December 31, 2024, was $199.

4.Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended June 30, 2025 and 2024 were $6 and $44, respectively. Advertising expense incurred during the six months ended June 30, 2025 and 2024 were $42 and $158, respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations.

5. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $558 and $358 as of June 30, 2025 and December 31, 2024, respectively.

6.           Assets for Lease, Net

The Company provides financing of certain equipment through operating leases (see Note 15 to the Unaudited Condensed Consolidated Financial Statements). Assets for lease consist of the following:

	June 30,	December 31,
	2025	2024
Assets for lease	$1,709	$2,522
Less: accumulated depreciation	(278)	(1,099)
Assets for lease, net	$1,431	$1,423

Depreciation expense amounted to $60 and $74 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense amounted to $113 and $151 for the six months ended June 30, 2025 and 2024, respectively. Reduction to accumulated depreciation for returned and retired items was $41 and $50 for the three months ended June 30, 2025 and 2024, respectively. Reduction to accumulated depreciation for returned and retired items was $134 and $104 for the six months ended June 30, 2025 and 2024, respectively. Additionally, during the six-month period ended June 30, 2025, the Company removed leased assets for $827 and depreciation for $800 for assets that are no longer in use, resulting in a net assets write-off of $27, which is included in cost of revenues in the Unaudited Condensed Consolidated Statements of Operations. The Company recognized a loss on disposal of assets for lease in the amount of $52 and $130 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized a total loss on disposal of assets for lease in the amount of $160 and $319 for the six months ended June 30, 2025 and 2024, respectively. These losses primarily result from customer returns and scrap.

7.            Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024
Property and equipment, gross	$1,407	$1,467
Less: accumulated depreciation	(1,039)	(980)
Property and equipment, net	$368	$487

Depreciation expense amounted to $56 and $73 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense amounted to $116 and $147 for the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, the Company wrote off leasehold improvements of $60 and depreciation of $57 for a net loss of $3.

8.Long-Term Investments

Long term investments consist of the following for the periods presented:

	June 30,	December 31,
	2025	2024
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of June 30, 2025 and December 31, 2024 was approximately $512.

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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of June 30, 2025 and December 31, 2024, the Company determined that there was no impairment for the investment in SYNAPS Dx.

9.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

Fair Value Hierarchy
Level 1
As of June 30, 2025
U.S. Government money market fund accounts	$3,714
(Included in cash and cash equivalents)
Bitcoin investments	496,865
(Included in intangible digital assets)
Total Assets	$500,579

Level 1
As of December 31, 2024
U.S. Government money market fund accounts	$3,638
(Included in cash and cash equivalents)
Bitcoin Investments	214,633
(Included in intangible digital assets)
Total Assets	$218,271

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, Bitcoin and debt securities. Because carrying values of cash, trade receivables, and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. Bitcoin purchased for investment, which are included in intangible digital assets are classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation.

The Company valued a note receivable of $1,500 from the borrower at its face value because there were no significant changes to the financial condition of the borrower between the date the note was issued and the reporting date. See Note 10 for further details.

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

The Company recognized interest income of $57 and $104 on the Monarch debt securities for the three and six months ended June 30, 2025, respectively, which is included in interest (expense) income, net in the Unaudited Condensed Consolidated Statement of Operations. The Company recognized interest income of $133 and $258 for the three and six months ended June 30, 2024, respectively, which is included in interest (expense) income, net in the Unaudited Condensed Statement of Operations.

In June 2022, the Company loaned Mellitus Health, Inc. (“Mellitus”) an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature on the third anniversary of issuance unless accelerated due to an event of default as provided in the notes. Repayment of the Mellitus notes is secured by a first priority interest in all of Mellitus’ assets. As of June 30, 2025, the Company recorded an impairment charge on the entire note principal balance of $1,000 and accrued interest of $135 as the Company believed it was unlikely to be recovered.

11.Intangible Digital Assets

On May 28, 2024, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its Bitcoin, which are included in intangible digital assets in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2025, there were no contractual restrictions on the Company’s sale of its Bitcoin.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

Bitcoin investment

The Company’s Bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company held approximately 4,636 Bitcoins with a cost basis of $430,000 and a fair value of $496,865.

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s intangible digital assets held:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025

Intangible digital assets held:
Beginning balance at fair value	$263,504	$214,633
Additions	149,600	240,300
Unrealized gain, net	83,761	41,932
Ending Balance at fair value as of June 30, 2025	$496,865	$496,865

12. Other Non-Current Assets

Other non-current assets consist of right-of-use (“ROU”) assets of $22 and long-term deposits of $1 as of June 30, 2025. As of December 31, 2024, ROU assets were $65, and long-term deposit balances were $20.

13.Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Compensation	$2,746	$3,743
Accrued Taxes	748	909
Accrued Interest on Convertible Note	1,793	—
Miscellaneous Accruals	726	521
Total Accrued Expenses	$6,013	$5,173

14.Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, Bitcoin and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. As of June 30, 2025 and December 31, 2024, the Company held deposits of $9,902 and $5,314, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds in the amount of $3,714 and $3,638 as of June 30, 2025 and December 31, 2024, respectively. The Company held 4,636 and 877

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

Bitcoins, valued at $496,865 and $54,945 as of June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, two providers accounted for 71.8% and 28.2% of the Company’s total Bitcoin holdings. As of June 30, 2024, two providers accounted for 94.4% and 5.6% of the Company’s total Bitcoin holdings. The Company’s Bitcoin is held offline in cold storage with third-party providers. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. For the three months ended June 30, 2025, two customers (including affiliates) accounted for 44.9% and 31.0% of the Company’s revenues, respectively. For the three months ended June 30, 2024, three customers (including affiliates) accounted for 43.6%, 26.6% and 10.8% of the Company’s revenues, respectively. For the six months ended June 30, 2025, two customers (including affiliates) accounted for 43.3% and 31.5% of the Company’s revenues, respectively. For the six months ended June 30, 2024, three customers (including affiliates) accounted for 44.3%, 25.6% and 10.6% of the Company’s revenues, respectively. As of June 30, 2025, two customers accounted for 45.7% and 28.1% of the Company’s accounts receivable, respectively. As of December 31, 2024, three customers accounted for 33.9%, 28.7%, and 14.0% of the Company’s accounts receivable, respectively.

As of June 30, 2025, two vendors accounted for 33.7%, and 14.5% of the Company’s accounts payable, respectively. As of December 31, 2024, three vendors accounted for 29.4%, 16.7% and 15.6% of the Company’s accounts payable, respectively.

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

As of June 30, 2025, the remaining lease term for the Santa Clara office space is three months with no options to renew. The Company recognized facilities lease expenses of $22 and $22 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized facilities lease expenses of $44 and $44 for the six months ended June 30, 2025 and 2024, respectively. The following table summarizes the future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms greater than one year as of June 30, 2025:

Total
2025 Remaining period	$24
Total undiscounted future minimum lease payments	24
Less: present value discount	—
Total lease liabilities	24
Lease expense in excess cash payment	(2)
Total ROU asset	$22

As of June 30, 2025, the Company’s ROU asset was $22, which was recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet as other noncurrent assets, and the Company’s current lease liability was $24, which was recorded on the Company’s Unaudited Condensed Consolidated Balance Sheet as other short-term liabilities. The Company used a discount rate of 2.5% for calculating ROU and lease liability.

Lessor arrangements

The Company enters into contracts with customers for its QuantaFlo product. The Company has determined that these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended June 30, 2025 and 2024, the Company recognized approximately $6,095 and $6,774, respectively, in lease revenues related to these arrangements, which is included in revenues on the Unaudited Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025 and 2024, the Company recognized approximately $12,312 and $13,853, respectively, in lease revenues related to these arrangements, which is included in revenues on the Unaudited Condensed Statements of Operations. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are included in assets for lease, net on the Unaudited Condensed Consolidated Balance Sheets (See Note 6 for additional information).

16.Long-Term Debt

4.25% senior convertible notes due 2030

On January 28, 2025, the Company entered into a purchase agreement for the sale of $100,000 aggregate principal amount of 2030 Senior Notes in a private offering to qualified institutional buyers. The terms of the 2030 Senior Notes are governed by an Indenture, dated January 28, 2025 (the “2030 Indenture”), between the Company and the trustee.

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The Company may not redeem the 2030 Senior Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the 2030 Senior Notes (subject to the partial redemption limitation described in the 2030 Indenture), at its option, on or after August 4, 2028 and prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price for the 2030 Senior Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2030 Senior Notes.

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

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

The Company accounts for the 2030 Senior Notes as a liability measured at its amortized cost, and no other features of the 2030 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2030 Senior Notes were approximately $95,984, net of debt issuance costs of $4,016 comprised primarily of commissions paid to the banks, professional and legal expenses relating to the issuance of the debt. The Company used a portion of the proceeds from the 2030 Senior Notes to enter into Capped Calls, as discussed below. The Company intends to use the remainder of the proceeds from this offering for the purchase of Bitcoin and general corporate purposes. The debt issuance costs are being amortized over the term of the 2030 Senior Notes, using the effective interest rate method, and recorded to interest expense on the Company’s condensed consolidated statement of operations. During the three-month period ended June 30, 2025, the effective interest rate on the 2030 Senior Notes, including debt issuance costs, was approximately 5.09%, and $1,220 was recorded as interest expense on the Company’s Unaudited Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2025. During the six-month period ended June 30, 2025, the effective interest rate on the 2030 Senior Notes, including debt issuance costs, was approximately 5.09%, and $2,065 was recorded as interest expense on the Company’s Unaudited Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2025. As of June 30, 2025, the Company accrued an interest of $1,793, which was included in accrued expenses in the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2025, the carrying value of the 2030 Senior Notes, net of amortization of debt issuance costs was $96,255. Unamortized debt issuance costs as of June 30, 2025 were $3,745.

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

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

401(K) plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three-month periods ended June 30, 2025 and 2024, the Company matched $70 and $71, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company matched $167 and $135, respectively.

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

As previously reported, in Item 3 of the Annual Report, the Company began initial settlement discussions with the U.S. Department of Justice (“DOJ”) pertaining to a civil investigative demand (“CID”), but ceased initial discussions on that date. The Company subsequently resumed settlement discussions with DOJ and has reached agreement in principle on payment of $29,750 to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable). Under ASC 450, the Company booked a litigation contingency liability of $29,750 as of June 30, 2025 in the Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2024, the contingent liability amount was not determinable, so the Company did not record the liability as of that date. There is no guarantee that the Company will be able to reach final agreement with DOJ or the Department of Health and Human Services (“HHS”), which may require the Company to make further undertakings in connection with the proposed settlement. If the Company and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is still a risk that DOJ will file a complaint or complaint in intervention in a Civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount, which potential loss cannot be reasonably estimated. Should the parties not be able to reach settlement and DOJ file a complaint, the Company intends to vigorously defend itself in any such action.

Coinbase Master Loan Agreement

On April 15, 2025, the Company entered into a Master Loan Agreement with Coinbase Credit Inc. as lender, and Coinbase Inc., (collectively, “Coinbase”). Under the master loan agreement, the Company may borrow, from time to time, cash or digital assets, which loans, if any, are intended to be collateralized with a first priority security interest in the Bitcoin that the Company posts as

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

collateral. Loans under the master loan agreement will be subject to certain minimum margin requirements based on the loan amount relative to the market value of the Bitcoin collateral posted. The specific terms of any loan (including loan amount, rate, fees, collateral, margin requirements and maturity) will be set forth from time to time in a separate confirmation under the master loan agreement. Should the value of the Bitcoin collateralizing the loan fall below the minimum margin requirements in the confirmation, the Company could be required to transfer additional Bitcoin, or other eligible collateral, to Coinbase to reduce or repay the loan amount. The Company will pay a monthly loan fee to Coinbase based on the outstanding loan amount and determined in accordance with the terms of the confirmation. As of June 30, 2025, the Company has not yet borrowed from this loan.

18.Stockholders’ Equity

The Company has 50,000,000 authorized shares of capital stock, all of which are designated as common stock with par value of $0.001 per share. Each holder of shares of common stock is entitled to one vote for each share held.

At-the-market offering

On August 24, 2024, the Company’s registration statement on Form S-3 became effective, which allowed it to offer and sell securities from time to time in one or more offerings, up to an aggregate value of $150.0 million, including under its June 2024 Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may offer and sell from time to time its common stock in an at-the-market (“ATM”) offering. Pursuant to this June 2024 agreement, the Company agreed to pay the sales agent commissions for their services in acting as agent with respect to the sale of shares through the ATM offering program. The sales commission and expenses related to the ATM equity offering program are considered direct and incremental costs and are charged against additional paid-in capital on the condensed consolidated balance sheet in the period in which the corresponding shares are issued and sold.

As of June 30, 2025, the Company had issued and sold a total of 2,438,274 shares of its common stock for aggregate gross proceeds, net of sales commissions, of approximately $126,017 under the June 2024 sales agreement.

On April 15, 2025, the Company entered into a Controlled Equity Offeringsm Sales Agreement with Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC., pursuant to which the Company may offer and sell from time to time up to $500,000 of its common stock in an ATM offering. Pursuant to this April 2025 agreement, the Company agreed to pay the sales agents commissions for their services in acting as agent with respect to the sale of shares through the ATM offering program. The sales commission and expenses related to the ATM equity offering program are considered direct and incremental costs and are charged against additional paid-in capital on the condensed consolidated balance sheet in the period in which the corresponding shares are issued and sold.

On April 22, 2025, the Company’s registration statement on Form S-3 for the sale of up to $500,000 in securities under this new sales agreement became effective and as of June 30, 2025, the Company had issued and sold a total of 3,816,449 shares of its common stock for aggregate gross proceeds, net of sales commissions, of approximately $146,483 under the $500.0 million ATM.

19.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain certain key employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”) and the stockholder approved 2024 Stock Option and Incentive Plan (the “2024 Plan”). In connection with expiration of the 2014 Plan in July 2024, the available share reserve (including any awards outstanding under the 2014 Plan that lapsed prior to stockholder approval of the new 2024 Plan) was transferred to the 2024 Plan upon stockholder approval thereof. The 2024 Plan provides that the aggregate number of shares of common stock that initially may be issued pursuant to awards granted under the 2024 Plan may not exceed 1,916,011 shares (the “Share Reserve”), along with any awards that transferred over from the 2014 Plan. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2024 Plan became effective and ending on (and including) January 1, 2034, in an amount equal to 4% of the total number of shares of common stock outstanding on

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The available Share Reserve was 1,858,702 shares as of June 30, 2025.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of June 30, 2025 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2025 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2024	691,450	$8.86	3.21	$31,209
Options granted	687,595	$51.00	6.89	—
Options forfeited/cancelled	(993)	—	—	—
Options exercised	(75,184)	$7.43	—	—
Balance, June 30, 2025	1,302,868	$31.16	5.00	$18,950
Exercisable as of June 30, 2025	560,854	$11.02	2.28	$16,551

  As of June 30, 2025, the fair value of unvested stock options was approximately $20,259. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.1 years.

During the six months ended June 30, 2025, the Company granted 687,595 stock options to the employees and non-executive members of the board of directors with an exercise price ranging from $31.79-$58.94 and grant date weighted average fair value ranging from $13.55-$38.85. During the six months ended June 30, 2024, the Company granted 173,700 stock options to the employees and non-executive members of the board of directors with an exercise price ranging from $22.92 to $23.32 and grant date weighted average fair value ranging from $10.35 to $14.97.

The following table summarizes the inputs used in applying the Black-Scholes options pricing model to determine the fair value of the options,

	June 30,	June 30,
	2025	2024
Expected term (in years)	1-6	2-7
Risk-free interest rate	3.9%-4.5%	4.5%-4.9%
Expected volatility	69.3%-100.4%	62.3%-77.2%
Expected dividend rate	0	0
Fair value of options granted	$13.6-$38.8	$10.35-$14.97

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The following table represents the stock-based compensation for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30
	2025	2024	2025	2024
Cost of Revenues	$75	$10	$138	$14
Engineering and Product Development	91	9	160	13
Sales and Marketing	413	30	747	34
General and Administrative	1,316	219	2,333	234
Total	$1,895	$268	$3,378	$295

20.Income Taxes

The Company’s income tax expense for the three months ended June 30, 2025 and 2024 was $13,630 and $1,126, respectively. The Company’s income tax expense for the six months ended June 30, 2025 and 2024 was $3,463 and $2,849, respectively. The income tax expense reflects the Company’s estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statement of operations.

The effective tax rate for the three and six months ended June 30, 2025 was 16.92% and 60.82%, compared to 99.03% and 31.89% in the same period of the prior year, respectively. The decrease in the effective tax rate for the three months ended June 30, 2025, is primarily due to the reversal of the valuation allowance because the net unrealized capital loss from digital assets as of March 31, 2025 became a net unrealized capital gain as of June 30, 2025, and higher tax benefits associated with employee stock-based compensation. The increase in the effective tax rate for the six months ended June 30, 2025, is primarily due to the estimated penalties from the potential DOJ settlement that are not deductable for tax purposes.

The effective tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans and federal research and development (“R&D”) credit benefit and reversal of a valuation allowance associated with the Company’s digital assets investments.

As of June 30, 2025, and December 31, 2024, the Company had $465 and $487, respectively, of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions, which was $190 and $155 as of June 30, 2025 and December 31, 2024, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) were signed into law in the United States. Among other things, the CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s condensed consolidated financial statements as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on the condensed consolidated financial statements, which are expected to be reflected in the three-month period ended September 30, 2025.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

21.Net Income Per Share, Basic and Diluted

Basic EPS represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents net income attributable to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method and if converted method for the 2030 Senior Notes.

Basic and Diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025		2024
Numerator:
Net income - Basic	$66,933	$11	$2,230		$6,084
Effect of dilutive shares on net income:
Interest expense on 2030 Senior Notes, net of tax	1,014	—	809		—
Net income - Diluted	$67,947	$11	$3,039	S	6,084

Denominator:
Weighted average common stock-Basic	11,727,660	6,944,664	10,661,851		6,918,709
Effect of dilutive shares on weighted average common stock outstanding:
Stock options	448,828	850,485	486,352		870,392
2030 Senior Notes	1,308,258	—	1,112,020		—
Total weighted average shares of common stock-Diluted	13,484,746	7,795,149	12,260,223		7,789,101

Earnings per share:
Basic earnings per share	$5.71	$0	$0.21		$0.88
Diluted earnings per share	$5.04	$0	$0.25		$0.78

22.Segment Information

ASU No. 2023-07 Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statement. The Company manages its business in one reportable operating segment, which is primarily engaged in the manufacturing, marketing, and sales of its patented and FDA cleared product, QuantaFlo. In accordance with Topic 280, the Chief Executive Officer and President has been identified as the Company’s chief operating decision maker (“the CODM”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM uses segment operating profit to allocate resources including employees, property and investments. The CODM also uses month-over-month expense variance analysis for cost control and for making decisions about allocating capital and personnel to the segment.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The following table breaks out the operations of the Company’s single reportable segment information.

	Three months ended June 30,		Six months ended June 30
	2025	2024	2025	2024
Revenue	$8,217	$14,465	$17,052	$30,368
Less:
Cost of revenue	668	1,139	1,545	2,267
Research and development (1)	1,230	1,417	2,536	2,530
Sales	964	1,528	1,891	3,021
Sales operations	741	778	1,526	1,563
General and administration	5,121	2,926	9,995	5,773
Litigation contingency	—	—	29,750	—
Depreciation and amortization	109	170	211	346
Other segment expenses (2)	1,437	1,157	2,754	2,542
Segment operating (loss) profit	$(2,053)	$5,350	$(33,156)	$12,326

Interest income (expense), net	76	712	(21)	1,531
Interest on 2030 Senior Notes	(1,220)		(2,065)	—
Impairment of investments	—	—	(1,000)	—
Change in fair value of notes	—	128	—	128
Change in fair value of digital assets	83,761	(5,055)	41,932	(5,055)
Other corporate (expense) income (3)	(1)	2	3	3
Income before taxes	80,563	1,137	5,693	8,933
Income tax expense	13,630	1,126	3,463	2,849
Net income	$66,933	$11	$2,230	$6,084

1.	Research and development expenses include clinical affairs and HITRUST.
2.	Other segment expenses include marketing, customer education and business development.
3.	Other corporate (expense) income represents unallocated (expense) income.

23.	Subsequent Events

At-the-Market Common Stock Offering Program

From July 1, 2025 through July 31, 2025, the Company issued and sold 1,116,288 shares of its common stock for aggregate proceeds, net of sales commissions of approximately $47,806 and bought 385 Bitcoins at a cost of $45,836.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed unaudited consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q, and with the “Risk Factors” in Part II, Item 1A herein, and with our audited financial statements and notes for the fiscal year ended December 31, 2024 and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our annual report on Form 10-K filed with the SEC on February 28, 2025, or the Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in Part II, Item 1A herein.

Overview

We are a company that has adopted Bitcoin as its primary treasury reserve asset and are one of the leading corporate holders of Bitcoin. In May 2024, we became the second publicly traded company in the United States to adopt a Bitcoin treasury strategy. We intend to strategically acquire additional Bitcoin by using proceeds from equity and debt financings, as well as cash generated from our operations.

In addition, through our healthcare business, we are a pioneer in developing and marketing technology products and services to assist our customers in evaluating and treating chronic diseases. Our flagship product, QuantaFlo, which is patented and cleared by the FDA, is a rapid point-of-care test that measures arterial blood flow in the extremities. The QuantaFlo test aids in the diagnosis of cardiovascular diseases, such as PAD.

We are currently seeking a new 510(k) clearance from the FDA for the expanded use, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases, such as heart failure. We formed a wholly-owned subsidiary, CardioVanta, which will comprise our future healthcare business activities focused on early detection of heart failure and cardiac arrythmia monitoring. CardioVanta will be structured as a high-margin, software-as-a-service, or SAAS, business model and will seek capital from outside investors to validate its long-term value and fund its relatively modest initial capital needs. With CardioVanta, we intend to continue to develop additional complementary, proprietary products and services in-house and seek out other arrangements for products and services that we license, which we believe will bring value to our customers and our company. CardioVanta will focus on cardiac technology and care systems, while we will continue marketing our QuantoFlo device and software for early detection of PAD. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our base, which in turn permits them to better guide patient care. The combination of expanded labeling of QuantaFlo and marketing additional complementary products and services to our existing customer base, we believe may return the healthcare business to profitability and cash generation in the future. Our healthcare business is our predominant operational focus, providing cash flows and enabling us to pursue our Bitcoin treasury strategy.

In the three months ended June 30, 2025, we had total revenues of $8.2 million and net income of $66.9 million, compared to total revenues of $14.5 million and net income of $11 thousand in the same period in 2024. In the six months ended June 30, 2025, we had total revenues of $17.1 million and net income of $2.2 million, compared to total revenues of $30.4 million and net income of $6.1 million in the same period in 2024.

Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin Treasury Strategy

As of June 30, 2025, we held an aggregate of 4,636 Bitcoins, which we acquired for an aggregate purchase price of $430.0 million and an average purchase price of $92,753 per Bitcoin. From July 1, 2025 through July 31, 2025, we purchased 385 additional Bitcoins for an aggregate purchase price of $45.8 million and an average purchase price of $119,090. As of July 31, 2025, we held an aggregate of 5,021 Bitcoins, which we acquired for an aggregate purchase price of $475.8 million at an average purchase price of $94,772 per Bitcoin. All purchase amounts include fees and expenses.

Recent Developments

ATM Offerings

On April 15, 2025, we entered into a new Controlled Equity OfferingSM Sales Agreement with Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets LLC, pursuant to which we may offer and sell from time to time up to $500.0 million of our common stock in an at-the-market, or ATM, offering. This new sales agreement replaced our June 2024 Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. In the second quarter ended June 30, 2025, we issued and sold an aggregate 4,016,735 shares of our common stock for aggregate gross proceeds of approximately $154.7 million under these ATM sales agreements. From July 1, 2025 through July 31, 2025, we issued and sold 1,116,288 shares of our common stock for aggregate proceeds, net of sales commissions of approximately $47.8 million under the 2025 sales agreement.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months ended June 30, 2024

Revenues

We had revenues of $8.2 million for the three months ended June 30, 2025, a decrease of $6.3 million, or 43%, compared to $14.5 million in the same period in 2024. The primary reason for the decrease in revenues was decreased testing volume at some of our customers, which we believe is a result of the 2024 CMS rate announcement.

Operating expenses

We had total operating expenses of $10.3 million for the three months ended June 30, 2025, an increase of $1.2 million, or 13%, compared to $9.1 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 125% in the second quarter of 2025 as compared to 63% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $0.7 million for the three months ended June 30, 2025, a decrease of $0.6 million, or 41%, compared to $1.3 million for the same period in 2024. The decrease was primarily due to lower payroll costs and depreciation expenses. As a percentage of revenues, cost of revenues was flat at 9% in the second quarter of 2025 compared to the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.2 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 14%, compared to $1.4 million for the same period in 2024. The decrease was primarily due to lower clinical studies and project consulting costs, partially offset by higher payroll expenses. As a percentage of revenues, engineering and product development expense increased to 15% in the second quarter of 2025, compared to 10% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.2 million for the three months ended June 30, 2025, a decrease of $0.3 million, or 9%, compared to $3.5 million in the same period of the prior year. The decrease was primarily due to lower base payroll, partially offset by higher stock-based compensation expense. As a percentage of revenues, sales and marketing expense increased to 38% in the second quarter of 2025, compared to 24% in the prior year period.

General and administrative expense

We had general and administrative expense of $5.1 million for the three months ended June 30, 2025, an increase of $2.2 million, or 73%, compared to $2.9 million in the same period of the prior year. The increase was primarily due to higher stock-based compensation expense, and higher audit and legal fees. As a percentage of revenues, general and administrative expense was 63% in the second quarter of 2025, compared to 20% in the prior year period.

Other income (expense), net

We had total other income, net, of $82.6 million for the three months ended June 30, 2025, an increase of $86.8 million, compared to other expense, net, of $4.2 million in the same period of the prior year. The increase was primarily driven by the increase in the fair value of our Bitcoin holdings of $83.8 million, compared to a decrease in the fair value in same period of the prior year.

Income tax provision

We had income tax expense of $13.6 million for the three months ended June 30, 2025, an increase of $12.5 million, compared to income tax expense of $1.1 million for the same period of the prior year. The effective tax rate for the three months ended June 30, 2025 was 17% compared to 99% in the prior year period. The decrease in the effective tax rate for the three months ended June 30, 2025, was primarily due to the reversal of the valuation allowance because the net unrealized capital loss from digital assets as of March 31, 2025 became a net unrealized capital gain as of June 30, 2025, and higher tax benefits associated with employee stock-based compensation.

Net Income

For the foregoing reasons, we had a net income of $66.9 million, or $5.71 per basic share and $5.04 per diluted share, for the three months ended June 30, 2025, an increase of $66.9 million, compared to a net income of $11 thousand, or $0.00 per basic and diluted share, for the same period in the prior year.

Six Months Ended June 30, 2025 Compared to Six Months ended June 30, 2024

Revenues

We had revenues of $17.1 million for the six months ended June 30, 2025, a decrease of $13.3 million or 44% compared to $30.4 million in the same period in 2024. The primary reason for the decrease in revenues was decreased testing volume at some of our customers and cancellations, which we believe is a result of the 2024 CMS rate announcement.

Operating expenses

We had total operating expenses of $50.2 million, which includes a $29.8 million contingent liability related to the potential DOJ settlement for the six months ended June 30, 2025, an increase of $32.2 million, or 178%, compared to $18.0 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 294% in the first six months of 2025 as compared to 59% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $1.7 million for the six months ended June 30, 2025, a decrease of $0.8 million, or 33% compared to $2.5 million for the same period in 2024. The decrease was primarily due to lower depreciation and payroll costs. As a percentage of revenues, cost of revenues was 10% in the first six months of 2025, compared to 8% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $2.6 million for each of the six months ended June 30, 2025 and 2024. As a percentage of revenues, engineering and product development expense increased to 15% in the first six months of 2025, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $6.2 million for the six months ended June 30, 2025, a decrease of $0.9 million, or 13%, compared to $7.1 million in the same period of the prior year. The decrease was primarily due to lower payroll, consulting, trade show and dues and subscriptions expenses due to lower sales activities in the first six months as a result of the CMS rate announcement. As a percentage of revenues, sales and marketing expense increased to 36% in the first six months of 2025, compared to 24% in the prior year period.

General and administrative expense

We had general and administrative expense of $10.0 million for the six months ended June 30, 2025, an increase of $4.2 million, or 72%, compared to $5.8 million in the same period of the prior year. The increase was primarily due to higher stock-based compensation expense and legal fees. As a percentage of revenues, general and administrative expense was 59% in the first six months of 2025, compared to 19% in the prior year period.

Litigation Contingency

We had a litigation continency of $29.8 million for the six months ended June 30, 2025, which relates to the proposed DOJ settlement. See Part II, Item 1 “Legal Proceedings.”

Other income (expense), net

We had other income, net, of $38.9 million for the six months ended June 30, 2025 an increase of $42.3 million, compared to other expense, net, of $3.4 million in the same period of the prior year. The increase was primarily driven by the increase in the fair value of our Bitcoin holdings of $47.0 million.

Income tax provision

We had income tax expense of $3.4 million for the six months ended June 30, 2025, an increase of $0.6 million or 22%, compared to income tax expense of $2.8 million for the same period of the prior year. The effective tax rate for the six months ended June 30, 2025 was 61% compared to 32% in the same period of the prior year. The increase in the effective tax rate for the six months ended June 30, 2025 was primarily due to net unrealized capital gains incurred from the change in fair value of our Bitcoin holdings, and higher tax benefits associated with employee stock-based compensation.

Net Income

For the foregoing reasons, we had net income of $2.2 million, or $0.21 per basic share and $0.25 per diluted share, for the six months ended June 30, 2025, a decrease of $3.9 million, compared to net income of $6.1 million, or $0.88 per basic share and $0.78 per diluted share for the same period in the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $13.6 million at June 30, 2025 compared to $9.0 million at December 31, 2024, and total current liabilities of $36.8 million (including a contingent liability of $29.8 million related to our potential settlement with DOJ) at June 30, 2025 compared to $6.3 million at December 31, 2024. As of June 30, 2025, we held 4,636 Bitcoins with an aggregate fair value of $496.9 million. Our Bitcoin is held offline in cold storage with third-party providers. Digital assets like Bitcoin depend on private keys to retrieve and transfer funds. A Bitcoin is considered an indefinite-lived intangible asset, and our Bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through other income (expense), net in our condensed consolidated statements of operations. We recognized an increase in fair value of our digital assets of $41.9 million for the six-month period ended June 30, 2025. As of June 30, 2025, we had negative working capital of approximately $14.9 million, which is primarily due to the one-time contingent liability related to our potential settlement with DOJ. In January 2025, we issued $100.0 million of senior convertible notes. We also entered into a new $500.0 million ATM offering program in April 2025. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2025, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts. At June 30, 2025, we held approximately $3.7 million in a U.S. government money market fund account and the remaining cash of $9.9 million was held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in Bitcoin, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We used $1.4 million of net cash in operating activities for the six months ended June 30, 2025, compared to generating $10.6 million of net cash from operating activities for the same period of the prior year. Non-cash adjustments to reconcile net income to net cash used in operating activities reduced net cash by $33.5 million and were primarily due to an unrealized gain in fair value of Bitcoin of $41.9 million, partially offset by deferred tax benefit of $3.4 million, stock-based compensation of $3.4 million, impairment of investments of $1.1 million, and depreciation of $0.2 million. Changes in operating assets and liabilities provided net cash of $29.8 million, primarily due to an increase of accrued liabilities of $30.5 million, and a decrease of trade receivables of $1.6 million, partially offset by an increase of prepaid expenses and other current assets of $2.0 million, increase in inventory of $0.2 million and decrease in deferred revenue and other current and non-current liabilities of $0.1 million.

We generated $10.6 million of net cash from operating activities for the six months ended June 30, 2024. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $5.7 million and were primarily due to loss in fair value of Bitcoin of $5.1 million, loss on disposal of assets for lease of $0.3 million and depreciation of $0.3 million, stock based compensation of $0.3 million, partially offset by deferred tax expense of $0.2 million, and gain in fair value of notes held for investments of $0.1 million. Changes in operating assets and liabilities used $1.2 million of net cash. These changes in operating assets and liabilities included an increase in trade receivables of $1.3 million, a decrease in deferred revenue of $0.3 million, an increase in prepaid expenses and other assets of $0.2 million, and a decrease in trade payables of $0.2 million, partially offset by an increase in accrued expenses of $0.6 million.

Investing activities

We used $237.0 million of net cash in investing activities for the six months ended June 30, 2025, primarily due to $240.3 million of Bitcoin purchases and purchase of assets for lease of $0.3 million, partially offset by proceeds from maturity of short-term investments of $3.6 million.

We used $60.5 million of net cash from investing activities for the six months ended June 30, 2024, primarily to purchase $60.0 million of Bitcoin, and purchase of a promissory note held for investments in the principal amount of $0.5 million.

Financing activities

We generated $243.0 million of net cash from financing activities during the six months ended June 30, 2025, primarily from $96.0 million of proceeds net of issuance costs from the issuance of $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2030, $156.9 million of proceeds from the issuance of common stock under our ATM offering programs and $0.5 million from exercises of stock options, partially offset by payment of a $7.7 million capped call premium and $2.7 million of stock issuance expenses.

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

The notes are senior unsecured obligations and accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2025, at a rate of 4.25% per year. The notes will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate of the notes is 13.0826 shares of our common stock per $1,000 principal amount of such notes (equivalent to an initial conversion price of approximately $76.44 per share). The initial conversion price of the notes represents a premium of approximately 25% over the last reported sale price of our common stock on the Nasdaq Capital Market on January 23, 2025. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of its common stock, at our election.

We received approximately $88.3 million of net proceeds after deducting the initial purchasers’ discount and other offering expenses payable by us. We used approximately $4.0 million for issuance expenses and approximately $7.7 million of the net proceeds to pay the cost of the capped call transactions that we entered into as described below and the remainder of the net proceeds for general corporate purposes, including the acquisition of Bitcoin.

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

Neither the notes, nor any shares of our common stock issuable upon conversion of the notes, have been registered under the Securities Act or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. See also Note 16 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Coinbase Master Loan Agreement

On April 15, 2025, we entered into a master loan agreement or the Master Loan Agreement, with Coinbase Credit Inc., as lender, and Coinbase Inc., or, collectively, Coinbase. Under the Master Loan Agreement, we may borrow, from time to time, cash or digital assets, which loans, if any, are intended to be collateralized with a first priority security interest in the Bitcoin that we post as collateral. Loans under the Master Loan Agreement will be subject to certain minimum margin requirements based on the loan amount relative to the market value of the Bitcoin collateral posted. The specific terms of any loan (including loan amount, rate, fees, collateral, margin requirements and maturity) will be set forth from time to time in a separate confirmation under the Master Loan Agreement. Should the value of the Bitcoin collateralizing the loan fall below the minimum margin requirements in the confirmation, we could be required to transfer additional Bitcoin, or other eligible collateral, to Coinbase to reduce or repay the loan amount. We will pay a monthly loan fee to Coinbase based on the outstanding loan amount and determined in accordance with the terms of the confirmation. As of the date of this quarterly report on Form 10-Q, we have not borrowed any amounts under this loan facility. See also and Note 17 to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Bitcoin Market Price Risk.

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income (expense), net” on our condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See Part II, Item 1A, “Risk Factors,” for information regarding the risks related to our Bitcoin holdings. As of June 30, 2025, the fair value of our Bitcoin investment included in other non-current assets was $496.9 million, and for the three and six months ended June 30, 2025 we recognized a $83.8 million and $41.9 million increase, respectively, in fair value from the remeasurement of our Bitcoin investment.

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

Under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended June 30, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in Part I, Item 3 of the Annual Report, on February 11, 2025, we began initial settlement discussions with DOJ pertaining to a CID, but ceased initial discussions on that date. We subsequently resumed settlement discussions with DOJ and reached agreement in principle on payment of $29.8 million to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable). There is no guarantee that we will be able to reach a final agreement with DOJ or the Department of Health and Human Services or HHS, which may require us to make further undertakings in connection with the proposed settlement. If we and DOJ are not able to conclude a final settlement reasonably acceptable to all parties, including reaching any necessary agreements with HHS, there is still a risk that DOJ will file a complaint or complaint in intervention in a civil False Claims Act lawsuit seeking damages in excess of such agreed settlement amount, which potential loss cannot be reasonably estimated. Should the parties not be able to reach settlement and DOJ file a complaint, we intend to vigorously defend ourselves in any such action.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this quarterly report on Form 10-Q before deciding whether to purchase our securities. Our business, financial condition or results of operations and trading price or value of our securities could be materially adversely affected by these risks if any of them actually occur. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per Bitcoin and above $123,000 per Bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we have not historically hedged our Bitcoin holdings and have not adopted a hedging strategy with respect to Bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate and may, in the future, adopt a hedging strategy with respect to Bitcoin.

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

Our Bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our Bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of Bitcoin in the future as we execute on our treasury strategy and stated goal of reaching 10,000 Bitcoins by the end of 2025, 42,000 Bitcoins by the end of 2026 and 105,000 by the end of 2027, our Bitcoin holdings will have an even greater impact on our financial results and the market price of our common stock. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $41.8 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $83.8 million increase in the fair value of our Bitcoin holdings. We recognize these changes in fair value in other income (expense), net in our condensed consolidated statements of operations. See “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin holdings” below.

Our Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We only adopted our Bitcoin treasury strategy in May 2024 and will need to continually examine the risks and rewards of this strategy. This Bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our Bitcoin treasury strategy or actions we undertake to implement it. If Bitcoin prices were to decrease or our Bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

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

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we early adopted as of January 1, 2024, and which requires us to measure in-scope crypto assets (including our Bitcoin holdings) at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our Bitcoin in net income (loss) each reporting period. We also treat our Bitcoin as long-term capital assets for tax purposes, so we record a valuation allowance for unrealized capital losses, which we reverse if it changes to an unrealized gain, which effects our effective tax rate in a given period. For example, in the first quarter of 2025, we recognized a $41.8 million decrease in the fair value of our Bitcoin holdings (and recorded a valuation for tax purposes), whereas in the second quarter of 2025, we recognized a $83.8 million increase (and reversed the valuation allowance for tax purposes). ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, we expect the adoption of ASU 2023-08 to continue to have a material impact on our financial results, increase the volatility of our financial results, affect the carrying value of our Bitcoin on our balance sheet, and potentially have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, the current administration’s plans for digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

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

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, other Bitcoin treasury companies, miners and investors, or of the U.S. or state governments, (ii) actual or expected significant dispositions of Bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin ETPs;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem, including the SEC’s subsequently dismissed enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process; and (v) activities relating to other cryptocurrencies, including “meme coins”;
●	changes in consumer preferences and the perceived value or prospects of Bitcoin;
●	the recent increase in the number of other companies pursuing a Bitcoin treasury strategy, the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial Bitcoin by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a Bitcoin treasury strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed or held in large amounts by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of substantial amounts of Bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of Bitcoin;
●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and changes to the amount of data that may be embedded into the Bitcoin blockchain, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action (which has since been dismissed);
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the DOJ and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of Bitcoin, including block reward halving events, which are programmed events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions, or

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. However, the recent change in U.S. administration has resulted in a broader shift overall towards Bitcoin and other digital assets and the SEC has dismissed enforcement actions against Coinbase and Binance, and in June 2025, the U.S. Senate passed the “GENIUS Act” to create a federal framework for “payment stablecoins” among other measures.. It is not possible to predict whether, or when, any of these developments will lead to increased or decreased regulations, or whether, or when, any other state or foreign legislative bodies will take actions or change positions with respect to digital assets. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock. Furthermore, other companies have begun to adopt strategies similar to ours with respect to Bitcoin and other digital assets, and this could result in new laws or regulations, or new interpretations of existing laws or regulations, impacting our Bitcoin treasury strategy, particularly if the adoption of digital asset strategies by other companies continues or accelerates.

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

In addition, while the current U.S. administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of Bitcoin.

Our historical financial statements prior to adoption of our Bitcoin treasury strategy do not reflect the potential variability in earnings that we have experienced and may experience in the future relating to our Bitcoin holdings.

We adopted our Bitcoin treasury strategy in May 2024. Accordingly, our historical financial statements prior thereto do not reflect the potential variability in earnings that we have experienced and may experience in the future from holding or selling significant amounts of Bitcoin.

The price of Bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our Bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and following our early adoption of ASU 2023-08 we measure our Bitcoin holdings at fair value in our balance sheet recognize gains and losses from changes in the fair value of our Bitcoin in net income each reporting period, which has created and may continue create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of Bitcoin at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of Bitcoin, our adoption of ASU 2023-08 has increased the volatility of our financial results and it could significantly affect the carrying value of our Bitcoin on our balance sheet. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $41.8 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $83.8 million increase in the fair value of our Bitcoin holdings. As of June 30, 2025, we held 4,636 Bitcoins, which we acquired for $430.0 million, inclusive of fees and expenses, with an aggregate value of $496.9 million due to increase in their fair value of $66.9 million, and $13.6 million in cash, cash equivalents and restricted cash, compared to 2,298 Bitcoins with an aggregate fair value of $214.6 million and having $9.0 million in cash, cash equivalents and short-term investments as of December 31, 2024.

Because we intend to purchase additional Bitcoin in future periods and increase our overall holdings of Bitcoin, we expect that the proportion of our total assets represented by our Bitcoin holdings will increase in the future. As a result, volatility in our earnings since adoption of our Bitcoin treasury strategy and ASU 2023-08 may be significantly more than what we experienced in prior periods.

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

Bitcoin trading venues are relatively new (compared to stock exchanges) and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many Bitcoin trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Bitcoin trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more Bitcoin trading venues cease or pause for a prolonged period the trading of Bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of Bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the Bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin market than is commonly understood. Any actual or perceived false trading in the Bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Bitcoin. Negative perception, a lack of stability in the broader Bitcoin markets and the closure, temporary shutdown or operational disruption of Bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader Bitcoin ecosystem and greater volatility in the price of Bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of Bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of Bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. Although these SEC enforcement actions were eventually dismissed, additional enforcement actions could be pursued in the future as regulatory priorities evolve. As the price of our common stock is affected by the value of our Bitcoin holdings, the failure of a major participant in the Bitcoin ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin treasury strategy.

As of June 30, 2025, we held an aggregate 4,636 Bitcoins, which we acquired for $430.0 million, inclusive of fees and expenses, and we intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin acquisition strategy. Any future significant declines in the price of Bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our financial condition and results of operations.

As a result of our Bitcoin treasury strategy, the majority of our cash is now concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. While Bitcoin is the largest digital asset by market capitalization as of the date of this quarterly report on Form 10-Q, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In June 2025, the U.S. Senate passed the “GENIUS Act”, which would establish a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to Bitcoin could expand further if the GENIUS Act is signed into law. As of the date of this quarterly report on Form 10-Q, two of the seven largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency or CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our Bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, the Bitcoin that we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation, or FDIC, or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions using Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Bitcoin we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. In 2025, Coinbase reported that criminals bribed certain of its non-U.S. employees to steal customer data to use in social engineering attacks. A successful security breach or cyberattack could result in:

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on a consolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this quarterly report on Form 10-Q.

While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in Bitcoin exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If Bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Bitcoin that constitute investment assets under the 1940 Act. These steps may include, among others, selling Bitcoin that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Bitcoin at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. See “—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

If Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock. See “—Regulatory change reclassifying Bitcoin as a security could lead to our classification as an

“investment company” under the 1940 Act, and could adversely affect the market price of Bitcoin and the market price of our common stock” elsewhere in these Risk Factors. Moreover, the risks of us engaging in a Bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

If our custodially-held Bitcoin are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin and this may ultimately result in the loss of the value related to some or all of such Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd. (each ultimately dismissed), the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin. Even if we are able to prevent our Bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

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

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped Bitcoin by virtue of Bitcoin that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

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

Although we believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases should drive growth in our healthcare business. However, even with these demographics and trends, if CMS reimbursement landscape remains unfavorable, growth will be limited. If our customers do not receive increased capitated payments for providing care to patients for PAD, it will continue to have a material and adverse effect on our business, financial condition and results of operations. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.

To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products even without CMS reimbursement, or distribute additional products and services that are reimbursable in the current CMS landscape. We may not be successful in these endeavours. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we have the right from time to time to distribute other third-party products, and recently began distributing FDA-cleared products and services licensed in from a third party, there is no guarantee that we will be successful. For example, although we had a distribution agreement for Insulin Insights from Mellitus, we were not able to generate significant revenue from the arrangement and, in December 2023, we wrote off the entire $2.5 million balance of a prepayment we had made for Insulin Insights software licenses and took a $0.6 million impairment charge on our investment in Mellitus. Additionally, in March 2025, we wrote off of the remaining $1.1 million balance (including $0.1 million of accrued interest) of our investment in Mellitus. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. We recently formed a new wholly-owned subsidiary, CardioVanta, which will comprise our future healthcare business activities focused on early detection of heart failure and cardiac arrythmia monitoring. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, or different markets, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

We currently market a limited number of FDA-cleared testing products and related services, and may not achieve broad market acceptance or be commercially successful. We may also fail to develop or license in complementary products or distribution agreements for complementary products and our efforts to grow and expand our health care business may not be successful.

We currently actively market a limited number of FDA-cleared testing products and related services, including our proprietary QuantaFlo, and other third-party products and services for which we have a distribution agreement. These and any other products and services we may offer in the future may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of CMS regulatory revisions. The current CMS regulatory landscape has negatively impacted the perceived profitability of using QuantaFlo to aid in the diagnosis of cardiovascular diseases and use of our product is declining. Aside from the regulatory reimbursement landscape, we may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we are entitled. If QuantaFlo or other products we offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.

We may also not be able to identify other products or services to grow our healthcare business. Although we had an exclusive marketing and distribution agreement for another product (Insulin Insights), we did not generate meaningful distribution revenues and we wrote off our prepaid licenses and a portion of our investment in December 2023. We have a minority investment in one company but we do not distribute their products. See Note 8 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q for additional information relating to these minority investments. There is a risk that we may never receive repayment of our loans, nor receive any benefit from our equity investment, nor that we will generate meaningful revenues from our existing distribution arrangements. Accordingly, we expect that revenues from QuantaFlo will account for the vast majority of our revenues for the foreseeable future.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 44 sales and marketing employees as of June 30, 2025. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with an independent distributor. There is no guarantee that we would be successful in our efforts to find an independent distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability.

To adequately commercialize our products and any new products we add, we may need to increase our sales and marketing network and expand our offerings, which will require us to hire, train, retain and supervise employees and other independent contractors.

We are currently exploring other sales models to generate revenues from our products in addition to the leasing model, such as our fee per test model. We also formed CardioVanta, which will comprise our future healthcare business activities focused on early detection of heart failure and cardiac arrythmia monitoring. We have and also may in the future acquire rights to other complementary products. As we increase our marketing efforts to pursue these new strategies and expand our efforts to target insurance plans that serve Medicare Advantage members, we may need to increase our sales and marketing network. Our future success will depend largely on our ability to expand our product and service offerings, and continue to hire, train, retain and motivate skilled direct sales representatives, or independent distributors with significant technical knowledge about our product and complementary products and services we offer, in addition to coordinating networks of contract medical assistants and other personnel to staff health and wellness fairs and physicians’ offices in fee-for-service models. New hires and independent distributors require training, supervision and take time to achieve full productivity. If we fail to train and supervise new hires adequately, or if we experience high turnover in our sales force or trained professionals in the future, we cannot be certain that we will maintain or increase our sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize QuantaFlo or our other products and service offerings, which would adversely affect our business, results of operations and financial condition.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the three-month period ended June 30, 2025, two customers (including their affiliates) accounted for 44.9% and 31.0% of our revenues, respectively. For the six-month period ended June 30, 2025, two customers (including their affiliates) accounted for 43.3% and 31.5% of our revenues, respectively. As of June 30, 2025, two customers accounted for 45.7% and 28.1% of our accounts receivable. If our largest customers were to cease using or stop payment for our vascular testing devices or leverage their market share to negotiate reduced pricing terms, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility, including as a result of recently announced tariffs, may negatively impact our operations.

We manufacture QuantaFlo through a small number of independent contractors based in the United States. We also have a distribution agreement for a third-party complementary product that they are contractually obligated to supply to us. The loss or disruption of our relationships with outside vendors and suppliers, including failure to adhere to contractual terms, could subject us to substantial delays in the delivery to customers. Our current contractor manufacturers source some supplies from China and should these outside vendors encounter issues due to supply chain disruptions as a result of the evolving tariff proposals of the current U.S. administration, or a global health emergency such as COVID-19 pandemic or otherwise, we believe alternative suppliers should be available. However, significant delays in the delivery of our product or inventory to us could result in possible cancellation of orders and the loss of customers. Although we expect our vendors and suppliers to comply with our contract terms, we do not have control over such parties. Our inability to provide a product that meets delivery schedules could have a material adverse effect on our reputation in the industry, which could have a material adverse effect on our financial condition and results of operations.

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

Our healthcare business will need to generate significant revenues to regain profitability.

We will need to generate significant sales to regain profitability in our healthcare business and we might not be able to do so. Even if we do generate significant sales, we might not be able to return to profitability on a quarterly or annual basis in this segment in the future. If our sales continue to decline or grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance from our operating healthcare business will likely continue to be adversely affected.

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

As part of our business strategy, we intend to develop or distribute additional products and service offerings through CardioVanta that allow healthcare providers to deliver cost-effective wellness programs. Such new product and service offering may require substantial investments and we may commit significant resources and time before knowing whether our efforts will translate into profits for our company. We may continue to choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings and may not realize the benefit of such investments. For example, in December 2023, we wrote off the $2.5 million prepayment for Insulin Insights software licenses as we were not able to generate meaningful revenues, and also took a $0.6 million impairment charge on our investment in Mellitus. In addition, in March 2025, we wrote off the entire remaining balance our $1.1 million (includes accrued interest of $0.1 million) investment in Mellitus. It is possible that our development or distribution efforts will not be successful and that we will not be able to develop new products or service offerings, either alone or in partnership with others, or if developed that we will obtain the necessary regulatory approvals for commercialization. Even if we receive necessary regulatory approvals, there is no guarantee that such approved products or any new service offerings or any third-party products that we distribute will achieve market acceptance and we may never realize the benefits of any investment in this strategy.

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

The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. For example, in February 2024, the FDA published a final rule to amend its quality system regulation requirements to align more closely with the international consensus standards for medical devices by converging with quality management system, requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization, or ISO, ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation, and is effective February 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. Further, future reforms could require us to file new 510(k)s and could increase the total number of 510(k)s to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.

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

We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of QuantaFlo to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. If the CMS reimbursement landscape changes, but the Health Care Reform Law is changed or repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our healthcare business, financial condition and results of operations.

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

As of June 30, 2025, we have been issued, or have rights to, one U.S. patent (which expires on December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

Our executive officers, directors and significant stockholders beneficially own in the aggregate shares representing approximately 23.8% of our common stock as of June 30, 2025. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	allow for a classified board of directors;
●	establish advance notice requirements for stockholders’ proposal that can be acted on at stockholder meeting and nominations to our board of directors; and
●	limit who may call stockholder meetings.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our Bitcoin treasury strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	our Bitcoin treasury strategy, including changes thereto;
●	additional capital raising transactions;
●	regulatory, commercial and technical developments related to Bitcoin or the Bitcoin blockchain
●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section, including our potential settlement with DOJ and related risk that DOJ will file a complaint against our company if we do not reach final settlement.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we took steps to diversify our banking relationships and are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any financial instruments (such as letters of credit) were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes or in claiming tax credits or taking other tax positions. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain or if we were to be audited, the Internal Revenue Service, or state tax authorities may not agree with our tax positions. For example, we are subject to various state sales and use tax audits and received an audit adjustment report in April 2025 relating to an ongoing audit, which we paid as of June 30, 2025 in the amount of $0.4 million, inclusive of interest and penalties. Further state sales and use tax audits could result in other potential liabilities. In addition, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates and practices are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or a particular state, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

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

3.3	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).
10.1

Controlled Equity Offering℠ Sales Agreement, dated as of April 15, 2025, by and among Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC. (incorporated by reference to Exhibit 1.2 to our registration statement on Form S-3 filed with the Securities and Exchange Commission on April 15, 2025 (SEC File No. 333-286559).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's quarterly report on Form 10-Q for the three months ended June 30, 2025 is formatted in Inline XBRL and it is contained in Exhibit 101

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

August 4, 2025	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Renae Cormier
Renae Cormier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)