Form 10-Q
period 2025-09-30
Semler Scientific, Inc.
filed 2025-11-12
CIK 1554859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 15,159,895 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “believes,” “seeks,” “may,” “should,” “continue,” “could,” or the negative of such terms or other similar expressions. The forward-looking statements in this report include, but are not limited to, statements regarding:

●	implementation of our Bitcoin treasury strategy and its effects on our business, including recent volatility in the price of Bitcoin;

●	our seeking to obtain a new U.S. Food and Drug Administration, or FDA, 510(k) clearance for expanded use of QuantaFlo and marketing of additional products and services to our customers;

●	our wholly-owned subsidiary, CardioVanta, and plans for its business and future capitalization;

●	the effects of the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services, or CMS, on our revenues, including notices received from some of our large customers that they intend to substantially discontinue testing; and

●	the proposed business combination with Strive, Inc., or Strive, pursuant to that Agreement and Plan of Merger dated September 22, 2025, or the Merger Agreement, and its potential effects on our business and the price of our common stock and other securities.

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

●	If we do not successfully implement our business strategy, including our Bitcoin treasury strategy, our business and results of operations will be adversely affected.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our common stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin holdings.
●	The availability of spot Bitcoin exchange traded products, or ETPs, may adversely affect the market price of our common stock.
●	Our Bitcoin treasury strategy subjects us to enhanced regulatory oversight along with various risks associated with Bitcoin.
●	Due to the currently unregulated nature and lack of transparency surrounding the operations of many Bitcoin trading venues, Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Bitcoin trading venues and adversely affect the value of our Bitcoin.
●	The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin treasury strategy.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our financial condition and results of operations.
●	Our Bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin.
●	Regulatory change reclassifying Bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of Bitcoin and the market price of our common stock.
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.
●	Our Bitcoin treasury strategy exposes us to risk of non-performance by counterparties.
●	Our custodially-held Bitcoin may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	A temporary or permanent blockchain “fork” to Bitcoin or other crypto assets could adversely affect our business.
●	The due diligence procedures conducted by us and our liquidity provider to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
●	If we do not successfully complete our merger with Strive, or the Merger, our business and results of operations may be adversely affected.
●	The Merger may distract our management team from their other responsibilities and the Merger Agreement may limit our ability to pursue new opportunities, buy Bitcoins or change business strategies.
●	Business uncertainties while the Merger is pending have and may continue to negatively impact our ability to attract and retain personnel.
●	Termination of the Merger Agreement could trigger payment of fees or expenses, as well as negatively impact our business, financial condition, results of operations or the market price of our common stock.
●	We have issued $100.0 million of senior convertible notes due 2030 and borrowed $20.0 million from Coinbase (which loan is collateralized by Bitcoin), which exposes us to risks associated with such indebtedness.
●	We market a limited number of FDA-cleared testing products; these products may not achieve broad market acceptance or be commercially successful, and we may not be successful in marketing other FDA-cleared products to our customers.
●	We may not be successful in conducting our healthcare business through CardioVanta and it may not be able to raise sufficient capital from outside investors.

●	Changes in the regulatory reimbursement landscape, such as the final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs issued by CMS, have impacted the perceived profitability of using our products to aid in the diagnosis of peripheral arterial disease, or PAD, and have led to decreased revenues. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain clearance of a premarket notification, or 510(k), by the FDA for the expanded use.
●	If healthcare providers are unable to obtain adequate coverage and reimbursement, it is unlikely that our product will gain widespread acceptance. QuantaFlo is not specifically approved for reimbursement under any third-party payor codes and we recently settled allegations by the U.S. Department of Justice, or DOJ, that related to improper claims for reimbursement. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, as well as DOJ settlement, which is having a negative effect on our revenues.
●	We rely heavily upon the talents of a small number of key personnel, the loss of whom could severely damage our business.
●	We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice; and a significant portion of our revenues and accounts receivables are with a limited number of customers (some of whom have recently notified us that they no longer intend to use our device).
●	We rely on a small number of independent suppliers and facilities for the manufacturing of QuantaFlo. Any delay or disruption in the supply of the product or facility including as a result of recently announced tariffs may negatively impact our operations.
●	We may not be sufficiently insured against product liability risk or other legal risks and may be subject to substantial claims.
●	We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
●	An information security incident, including a cybersecurity breach, could have a negative impact on our business or reputation.
●	Our future financial performance will depend in part on the successful improvements and software updates to our vascular testing product on a cost-effective basis, as well as our ability to develop new products and service offerings, and expand the indications for QuantaFlo.
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk our products or service offerings could become obsolete or uncompetitive.
●	Our business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, along with more general tax rules and regulations among others, all of which are subject to change.
●	Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
●	Our executive officer, directors and significant stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
●	Recent geopolitical events, as well as the recent change in the U.S. administration and related economic policies (including announced tariffs) are creating significant uncertainty and volatility in the stock market, which could impact our business.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Semler Scientific, Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$7,491	$13,512	$24,543	$43,881
Operating expenses:
Cost of revenues	636	1,156	2,312	3,657
Engineering and product development	1,111	1,186	3,663	3,764
Sales and marketing	3,121	2,976	9,316	10,107
General and administrative	8,013	3,129	18,048	8,962
DOJ settlement	—	—	29,750	—
Total operating expenses	12,881	8,447	63,089	26,490
(Loss) income from operations	(5,390)	5,065	(38,546)	17,391
Interest (expense) income, net	(1,575)	168	(3,526)	1,699
Impairment of investments	—	—	(1,135)	128
Change in fair value of intangible digital assets	28,490	1,137	70,422	(3,918)
Change in fair value of Bitcoin collateral	1,471	—	1,471	—
Gain on redemption of notes receivable	803	—	803	—
Other income	4	5	7	8
Other income (expense), net	29,193	1,310	68,042	(2,083)
Pre-tax income	23,803	6,375	29,496	15,308
Income tax provision	6,901	766	10,364	3,615
Net income	$16,902	$5,609	$19,132	$11,693
Net income per share, basic	$1.14	$0.80	$1.58	$1.68
Weighted average number of shares used in computing basic net income per share	14,848,408	7,045,108	12,073,628	6,961,095
Net income per share, diluted	$1.07	$0.72	$1.55	$1.50
Weighted average number of shares used in computing diluted net income per share	16,545,198	7,771,088	13,706,067	7,783,350

See accompanying notes to unaudited condensed consolidated financial statements.

Semler Scientific, Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. Dollars, except share and per share data)

	September 30,	December 31,
	2025	2024
	Unaudited
Assets
Current Assets:
Cash and cash equivalents	$10,176	$8,819
Restricted cash	135	133
Short-term notes receivable	—	6,100
Short-term deposits	270	—
Trade accounts receivable, net of allowance for credit losses of $90 and $199 respectively	2,558	4,378
Receivable for Bitcoin collateral	35,928	—
Inventory	485	358
Prepaid expenses and other current assets	3,954	2,900
Total current assets	53,506	22,688
Assets for lease, net	1,339	1,423
Property and equipment, net	325	487
Long-term investments	512	512
Long-term notes receivable	1,150	—
Intangible digital assets	539,844	214,633
Other non-current assets	1	85
Total assets	$596,677	$239,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$200	$140
Accrued expenses	6,365	5,173
Deferred revenue	411	774
Short-term debt	20,000	—
Other short-term liabilities	240	226
Total current liabilities	27,216	6,313

Long-term liabilities:
Deferred tax liability	13,294	2,765
Long-term notes payable, net	96,418	—
Total long-term liabilities	109,712	2,765
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,356,617 and 9,770,908 shares issued, and 15,142,195 and 9,556,486 shares outstanding (treasury shares of 214,422 and 214,422), respectively	15	9
Additional paid-in capital	339,900	130,039
Retained earnings	119,834	100,702
Total stockholders’ equity	459,749	230,750

Total liabilities and stockholders’ equity	$596,677	$239,828

See accompanying notes to unaudited condensed consolidated financial statements.

Semler Scientific, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(In thousands of U.S. Dollars, except share and per share data)

	For the Three Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at June 30, 2024	7,202,146	$7	(214,422)	$12,504	65,887	$78,398
Stock option exercises	79,097	—	—	26	—	26
Issuance of common stock	86,734	—	—	2,536	—	2,536
Stock issuance expenses	—	—	—	(588)	—	(588)
Taxes paid related to net share settlement of equity awards	(33,377)	—	—	(830)	—	(830)
Stock-based Compensation	—	—	—	204	—	204
Net income	—	—	—	—	5,609	5,609
Balance at September 30, 2024	7,334,600	$7	(214,422)	$13,852	$71,496	$85,355

	For the Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2023	7,099,441	$7	(214,422)	$11,985	$59,803	$71,795
Directors stock grants	6,546	—	—	150	—	150
Issuance of common stock	86,734	—	—	2,536	—	2,536
Stock issuance expenses	—	—	—	(588)	—	(588)
Taxes paid related to net share settlement of equity awards	(34,406)	—	—	(874)	—	(874)
Stock option exercises	176,285	—	—	295	—	295
Stock-based compensation	—	—	—	348	—	348
Net income	—	—	—	—	11,693	11,693
Balance at September 30, 2024	7,334,600	$7	(214,422)	$13,852	$71,496	$85,355

	For the Three Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at June 30, 2025	13,902,827	$14	(214,422)	$280,463	$102,932	$383,409
Stock option exercises	63,203	—	—	178	—	178
Issuance of common stock	1,390,587	1	—	58,042	—	58,043
Stock issuance expenses	—	—	—	(799)	—	(799)
Stock-based compensation	—	—	—	2,016	—	2,016
Net income	—	—	—	—	16,902	16,902
Balance at September 30, 2025	15,356,617	$15	(214,422)	$339,900	$119,834	$459,749

	For the Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional		Total
		Common Stock		Paid-In	Retained	Stockholders'
	Shares Issued	Amount	Shares	Capital	Earnings	Equity
Balance at December 31, 2024	9,770,908	$9	(214,422)	$130,039	$100,702	$230,750
Stock option exercises	138,387	1	—	737	—	738
Issuance of common stock	5,447,322	5	—	214,959	—	214,964
Stock issuance expenses	—	—	—	(3,488)	—	(3,488)
Capital call premium	—	—	—	(7,740)	—	(7,740)
Stock-based compensation	—	—	—	5,393	—	5,393
Net income	—	—	—	—	19,132	19,132
Balance at September 30, 2025	15,356,617	$15	(214,422)	$339,900	$119,834	$459,749

See accompanying notes to unaudited condensed consolidated financial statements.

Semler Scientific, Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands of U.S. Dollars)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,132	$11,693

Reconciliation of Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	317	480
Amortization of debt issuance costs	434	—
Deferred tax expense (benefit)	10,529	(353)
Loss on disposal of assets for lease	193	323
Allowance for credit losses	(109)	(21)
Change in fair value of notes held for investment	—	(128)
Change in fair value of intangible digital assets	(70,422)	3,918
Change in fair value of receivable for Bitcoin collateral	(1,471)	—
Gain on redemption of notes receivable	(803)	—
Stock-based compensation	5,393	498
Impairment of investments	1,135	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	1,929	(512)
Inventory	(127)	65
Prepaid expenses and other current assets	(1,324)	388
Other non-current assets	84	64
Accounts payable	60	143
Accrued expenses	1,141	756
Other current and non-current liabilities	(70)	(16)
Deferred revenue	(363)	(315)
Net Cash (Used in) Provided by Operating Activities	(34,342)	16,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(11)	(48)
Purchase of notes held for investment	(1,150)	(500)
Purchase of digital assets	(289,246)	(68,400)
Proceeds from maturities of notes receivable	5,903	—
Purchase of assets for lease	(253)	(35)
Net Cash Used in Investing Activities	(284,757)	(68,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	—	(874)
Proceeds from issuance of long-term debt	100,000	—
Debt issuance costs	(4,016)	—
Proceeds from short-term debt	20,000	—
Capital call premium	(7,740)	—
Proceeds from issuance of common stock	214,964	2,536
Stock issuance expenses	(3,488)	(588)
Proceeds from exercise of stock options	738	295
Net Cash Provided by Financing Activities	320,458	1,369
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,359	(50,631)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,952	57,332
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,311	$6,701

See accompanying notes to unaudited condensed consolidated financial statements.

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

Receivable for Bitcoin collateral

The receivable for Bitcoin collateral represents the Bitcoin held as collateral by lenders who have rights to sell, pledge and re-hypothecate such Bitcoin at their sole discretion and for which the lenders have an obligation to return to the Company at the maturity of the loan. The receivable is recorded at fair value and changes in fair value are recorded as “Change in fair value of Bitcoin collateral”. The receivable for Bitcoin collateral is classified as current asset. The value and activity involving this asset is discussed in detail alongside the Coinbase loan in Note 16 to the unaudited condensed consolidated financial statements. Realized gains on transfer of Bitcoins for posting as collateral was $4,500 on transfer date.

In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of Bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First-In-First-Out per specific wallet basis.

At commencement and throughout the term of the arrangement, the Company considers and accounts for the credit risk associated with the receivable for Bitcoin collateral in accordance with the principles outlined in ASC 326, Financial Instruments - Credit Losses. The receivable for Bitcoin collateral is presented net of any allowance for credit losses.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

In estimating the allowance for credit losses, the Company applies the current expected credit loss model, which requires the measurement of lifetime expected credit losses on financial assets measured at amortized cost. As the Company has no historical experience with similar assets, the allowance is determined using a combination of industry data, peer analysis, and forward-looking information about economic conditions and the creditworthiness of the counterparty. The Company incorporates relevant qualitative factors, such as the nature of the receivable, the characteristics of the counterparty, and any observable market indicators, to assess the expected collectability of the receivable for Bitcoin collateral. The estimation process also includes reasonable and supportable forecasts to account for future economic conditions and any anticipated impact on the receivable. For the three and nine-month periods ended September 30, 2025, no amount of allowances for credit losses was deemed necessary. As of September 30, 2025, the receivable for Bitcoin collateral balance was $35,928.

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

In periods of net income, shares of the Company’s common stock subject to the potential conversion of the 4.25% Convertible Senior Notes due 2030 (the “2030 Senior Notes”) outstanding during the period are also included in its weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate Diluted EPS. Capped Calls (defined in Note 17) are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2030 Senior Notes, unless the market price of the Company’s common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2030 Senior Notes from the conversion price up to the cap price. As of September 30, 2025, the market price of a share of the Company’s common stock did not exceed the $107.01 cap price. See Note 17 for further information regarding the 2030 Senior Notes and Capped Calls.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

2.Variable-Fee Revenue

The Company recognizes variable-fee licenses (i.e., fee per test) and sales of hardware equipment and accessories in accordance with ASC 606, Revenue from Contracts with Customers. Total fees from variable-fee licenses represented approximately $1,130 and $6,168 for the three months ended September 30, 2025 and 2024, respectively. Total fees from variable-fee licenses represented approximately $5,393 and $21,157 for the nine months ended September 30, 2025 and 2024, respectively. Total sales of hardware equipment and accessories represented approximately $97 and $564 of revenues for the three months ended September 30,

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

2025 and 2024 respectively. Total sales of hardware equipment and accessories represented approximately $573 and $2,091 of revenues for the nine months ended September 30, 2025 and 2024, respectively. The remainder of the Company’s revenue is generated from leasing the Company's testing product for a fixed fee, which is not subject to ASC 606. See Note 15 to the unaudited condensed consolidated financial statements for more information. No material revenue was generated by the Company’s subsidiary during the three and nine months ended September 30, 2025.

Upon shipment under variable-fee license contracts, assets for lease are sold to the customers, and the asset is recognized as cost of revenue.

3. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific reserve is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Accounts receivable, net of $2,558 and $4,378 as of September 30, 2025 and December 31, 2024, respectively, include $378 and $2,067, respectively, related to revenue recognized under ASC 606.

As of September 30, 2025, the allowance for credit losses was $90. During the three-month period ended September 30, 2025, the Company recovered $8 to the reserve for the credit losses. During the nine-month period ended September 30, 2025, the Company established an additional reserve of $77 and recovered $186 to the allowance. The allowance for credit losses as of December 31, 2024, was $199.

4.Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended September 30, 2025 and 2024 were $38 and $31, respectively. Advertising expense incurred during the nine months ended September 30, 2025 and 2024 were $77 and $181, respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations.

5. Inventory

Inventory, which is made up of finished goods, is recorded at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. The Company periodically analyzes its inventory levels to identify inventory that has a cost basis in excess of its estimated realizable value and writes down such inventory as appropriate. The inventory balance was $485 and $358 as of September 30, 2025 and December 31, 2024, respectively.

6.           Assets for Lease, Net

The Company provides financing of certain equipment through operating leases (see Note 15 to the unaudited condensed consolidated financial statements). Assets for lease consist of the following:

	September 30,	December 31,
	2025	2024
Assets for lease	$1,626	$2,522
Less: accumulated depreciation	(287)	(1,099)
Assets for lease, net	$1,339	$1,423

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

Depreciation expense amounted to $34 and $71 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense amounted to $147 and $261 for the nine months ended September 30, 2025 and 2024, respectively. Reduction to accumulated depreciation for returned and retired items was $25 and $80 for the three months ended September 30, 2025 and 2024, respectively. Reduction to accumulated depreciation for returned and retired items was $159 and $184 for the nine months ended September 30, 2025 and 2024, respectively. Additionally, during the nine-month period ended September 30, 2025, the Company removed leased assets for $827 and depreciation for $800 for assets that are no longer in use, resulting in a net assets write-off of $27, which is included in cost of revenues in the unaudited condensed consolidated statements of operations. The Company recognized a loss on disposal of assets for lease in the amount of $33 and $4 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized a total loss on disposal of assets for lease in the amount of $193 and $323 for the nine months ended September 30, 2025 and 2024, respectively. These losses primarily result from customer returns and scrap.

7.            Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
Property and equipment, gross	$1,418	$1,467
Less: accumulated depreciation	(1,093)	(980)
Property and equipment, net	$325	$487

Depreciation expense amounted to $54 and $72 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense amounted to $170 and $219 for the nine months ended September 30, 2025 and 2024, respectively.

8.Long-Term Investments

Long term investments consist of the following for the periods presented:

	September 30,	December 31,
	2025	2024
Investments in SYNAPS Dx	$512	$512
Total long-term investments	$512	$512

In September 2020, the Company acquired a promissory note from NeuroDiagnostics Inc., which is doing business as SYNAPS Dx, in the principal amount of $500, $100 of which was retained for expense reimbursement. Subsequently, in December 2020, the Company agreed to convert the promissory note, together with all accrued interest thereon, into shares of preferred stock of SYNAPS Dx as repayment in full of the promissory note. The value of the note exchanged for the shares of preferred stock of SYNAPS Dx held by the Company as of September 30, 2025 and December 31, 2024 was approximately $512.

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

The Company qualitatively assessed the investment for impairment in accordance with ASC 321. As of September 30, 2025 and December 31, 2024, the Company determined that there was no impairment for the investment in SYNAPS Dx.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

9.Fair Value Measurements

The following table presents fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis:

Fair Value Hierarchy
Level 1
As of September 30, 2025
Receivable for Bitcoin collateral	35,928
Bitcoin investments	539,844
(Included in intangible digital assets)
Total Assets	$575,772

Level 1
As of December 31, 2024
U.S. Government money market fund accounts	$3,638
(Included in cash and cash equivalents)
Bitcoin Investments	214,633
(Included in intangible digital assets)
Total Assets	$218,271

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

The financial instruments of the Company consist primarily of cash, U.S. government money market fund accounts, trade receivables, trade payables, Bitcoin, receivable for Bitcoin collateral and debt securities. Because carrying values of cash, trade receivables, and payables are equal to or approximate their fair value, the Company excluded them from the leveling requirements. U.S. government money market fund accounts are classified as Level 1 due to their short-term nature, their market interest rates and also based on the fact that they are publicly traded. Bitcoin purchased for investment, which are included in intangible digital assets are classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation. Receivable for Bitcoin collateral is also classified as Level 1 as the unadjusted quoted prices in active markets are used for the fair valuation.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

10.Notes Receivable

Notes receivable consists of the following for the periods presented:

	September 30,	December 31,
	2025	2024
Senior secured promissory notes	$—	$1,000
Promissory note	1,150	—
Secured convertible promissory notes	—	5,100
Total notes receivable	$1,150	$6,100

In June 2022, the Company loaned Mellitus Health, Inc. (“Mellitus”) an aggregate of $1,000 through the purchase of two senior secured promissory notes that bear interest at a rate of 5% per annum, which mature on the third anniversary of issuance unless accelerated due to an event of default as provided in the notes. Repayment of the Mellitus notes is secured by a first priority interest in all of Mellitus’ assets. In the second quarter ended June 30, 2025, the Company recorded an impairment charge on the entire note principal balance of $1,000 and accrued interest of $135 as the Company believed it was unlikely to be recovered.

On August 27, 2025, the Company’s wholly-owned subsidiary CardioVanta, Inc., entered into a promissory note agreement with a third-party licensor (“Licensor”) providing the Licensor with up to $4,600 in available funding, of which $1,150 in principal was drawn. Subsequently, the Company elected not to lend remaining principal amount of $3,450 and notified the Licensor accordingly. The loan evidenced by the promissory note accrues interest at 12% per annum, and the total outstanding balance is due and payable on the first to occur of: i) the occurrence of even of default (as defined in the promissory note), ii) a change of control (as defined in the promissory note), iii) May 15, 2027 (or, if the maturity date (as defined in the promissory note) has been extended in accordance with the terms of the promissory note August 15, 2027), unless repaid earlier.

In December 2022, the Company entered into a senior convertible promissory note (also referred as debt security) arrangement with Monarch Medical Technologies, LLC (“Monarch”) providing Monarch with up to $5,000 in available funding, of which $5,000, in principal was drawn. The Monarch debt security accrued interest at 10% per annum, payable monthly, and the principal balance was originally due December 6, 2024, with such due date extended to January 17, 2025. On January 15, 2025, Monarch repaid $3,500, along with the transaction fees and accrued interest. At the same time, the Company entered into an Amended and Restated Secured Convertible Promissory Note (“New Note”) and related subordination agreement for the outstanding principal balance of $1,500. The New Note carries an interest rate of 15% payable monthly. Unless earlier repaid or converted, the New Note will mature and the outstanding principal amount, together with accrued and unpaid interest thereon and transaction expenses, will be due and payable on the first to occur of (i) the occurrence of an Event of Default (as defined in the New Note), (ii) a Change of Control (as defined in the New Note) unless converted as set forth in the New Note or (iii) February 15, 2028. In September 2025, the Company converted the New Note into 76,986 class B units of Monarch. In September 2025, the Company received $2,303 as a consideration for the sale of 76,986 class B units of Monarch, resulting in capital gains of $803.

11.Intangible Digital Assets

On May 28, 2024, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its Bitcoin, which are included in intangible digital assets in the unaudited condensed consolidated balance sheets. As of September 30, 2025, there were no contractual restrictions on the Company’s sale of its Bitcoin, except for those used as collateral (Note 16).

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

Bitcoin investment

The Company’s Bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company held approximately 4,733 Bitcoins with a cost basis of $448,989 and a fair value of $539,844, which excludes 315 Bitcoins pledged to Coinbase as collateral for the Coinbase Loan.

Reconciliation of fair value

The following table represents a reconciliation of the fair values of the Company’s intangible digital assets held:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025

Intangible digital assets held:
Beginning balance at fair value	$496,865	$214,633
Additions	48,946	289,246
Bitcoin transferred to collateral account	(34,457)	(34,457)
Change in fair value of intangible digital assets	28,490	70,422
Ending Balance at fair value	$539,844	$539,844

The Company’s Bitcoin holdings shown above, excluding the Bitcoin posted as collateral for the Coinbase Loan as described in Note 16 – Short-Term Debt, are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of September 30, 2025, the Company held no other crypto assets. All of the Company’s Bitcoin is held in cold storage.

The change in fair value of intangible digital assets consists of the following:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025

Realized gain, net	$4,500	$4,500
Unrealized gain, net	23,990	65,922
Change in fair value of intangible digital assets	$28,490	$70,422

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

12. Other Non-Current Assets

Other non-current assets consist of long-term deposits of $1 as of September 30, 2025. As of December 31, 2024, ROU assets were $65, and long-term deposit balances were $20.

13.Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Compensation	$3,444	$3,743
Accrued Taxes	726	909
Accrued Interest on Convertible Note	708	—
Miscellaneous Accruals	1,487	521
Total Accrued Expenses	$6,365	$5,173

14.Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by the financial counterparties. Credit risk can occur at multiple levels as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, Bitcoin, receivable for Bitcoin collateral and accounts receivable.

The Company maintains cash with major financial institutions. The Company’s cash consists of bank deposits held with banks that, at times, exceed federally insured limits. As of September 30, 2025 and December 31, 2024, the Company held deposits of $10,311 and $5,314, respectively. These deposits are largely uninsured. The Company also invested in U.S. government money market funds in the amount of $3,638 as of December 31, 2024. The Company held 5,048 and 1,018 Bitcoins, valued at $575,772 and $64,482 as of September 30, 2025 and September 30, 2024, respectively, including 315 Bitcoins receivable valued at $35,928 held as collateral for the Coinbase Loan. As of September 30, 2025, two providers accounted for 70.0% and 30.0% of the Company’s total Bitcoin holdings. As of September 30, 2024, two providers accounted for 81.3% and 18.7% of the Company’s total Bitcoin holdings. The Company’s Bitcoin is held offline in cold storage with third-party providers. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of the relative credit standing of these financial institutions.

Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. For the three months ended September 30, 2025, two customers (including affiliates) accounted for 49.0% and 23.4% of the Company’s revenues, respectively. For the three months ended September 30, 2024, two customers (including affiliates) accounted for 44.0% and 28.8% of the Company’s revenues, respectively. For the nine months ended September 30, 2025, two customers (including affiliates) accounted for 45.0% and 29.0% of the Company’s revenues, respectively. For the nine months ended September 30, 2024, two customers (including affiliates) accounted for 44.2% and 26.6% of the Company’s revenues, respectively. As of September 30, 2025, two customers accounted for 45.9% and 18.7% of the Company’s accounts receivable, respectively. As of December 31, 2024, three customers accounted for 33.9%, 28.7%, and 14.0% of the Company’s accounts receivable, respectively.

As of September 30, 2025, three vendors accounted for 30.8%, 24.6% and 19.7% of the Company’s accounts payable, respectively. As of December 31, 2024, three vendors accounted for 29.4%, 16.7% and 15.6% of the Company’s accounts payable, respectively.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

15.Leases

Lessee arrangements

On July 31, 2020, the Company entered into a 61-month lease agreement for office space to use, as necessary, for office administration, lab space and assembly and storage purposes, located in Santa Clara, California. The Company took possession of the leased office space in September 2020, and the lease was terminated effective September 30, 2025. On March 19, 2025, the Company entered into a 12-month lease agreement for a new office space located at 51 E Campbell Avenue, Suite 107-D, Campbell, California.

The Company recognized facilities lease expenses of $25 and $22 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized facilities lease expenses of $74 and $66 for the nine months ended September 30, 2025 and 2024, respectively.

Lessor arrangements

The Company enters into contracts with customers for its QuantaFlo product. The Company has determined that these contracts meet the definition of a lease under Topic 842. The lease portfolio primarily consists of operating leases that are short-term in nature (monthly, quarterly or one year, all of which have renewal options). During the three months ended September 30, 2025 and 2024, the Company recognized approximately $6,264 and $6,780, respectively, in lease revenues related to these arrangements, which is included in revenues on the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $18,577 and $20,633, respectively, in lease revenues related to these arrangements, which is included in revenues on the unaudited condensed statements of operations. The Company made an accounting policy election to apply the practical expedient to not separate lease and eligible non-lease components. The lease component is the predominant component and consists of fees charged for use of the equipment over the period of the arrangement. The nature of the eligible non-lease component is primarily software support. The assets associated with these leasing arrangements are included in assets for lease, net on the unaudited condensed consolidated balance sheets (See Note 6 for additional information).

16. Short-Term Debt

On April 15, 2025, the Company entered into a Master Loan Agreement (the “Master Loan Agreement”) with Coinbase Credit, Inc., a Delaware corporation, and Coinbase, Inc., a Delaware corporation, acting in its principal capacity and as agent for each of its affiliates (each, a “Coinbase Entity” and together the “Lender”). The Master Loan Agreement governs separate loan transactions (each, a “Loan”) whereby the Lender may, from time to time, lend to the Company (i) specified quantities of digital assets or (ii) cash in U.S. dollars (collectively, “Loaned Assets”). Each Loan shall be documented by a written confirmation that sets forth, among other matters, the principal amount, asset type, commencement date, loan-fee rate and any other mutually agreed terms. A Loan shall only be deemed to commence once the Company pledges the required collateral to the appropriate account custodied by the lender; and the Lender transfers the Loaned Assets to the Company.

On September 25, 2025, the Company borrowed $20,000 of cash from the Lender (the “Coinbase Loan”) pursuant to the Master Loan Agreement. As set forth in a separate confirmation thereunder, the Coinbase Loan has a maturity date of March 26, 2026 and bears interest at a rate of 10% per annum, payable monthly, with full interest due if prepayment occurs prior to the maturity date. The Company accrued interest of $33 for the three and nine-month periods ended September 30, 2025.

The Coinbase Loan is secured by a portion of the Company’s Bitcoin holdings, which are pledged as collateral under the Master Loan Agreement. Upon borrowing the Coinbase Loan, the Company segregated 315 bitcoins as collateral against the Coinbase Loan, which are held in separate account custodied by the Lender. The Master Loan Agreement includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing the borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

Because the Lender has the rights to lend, invest, transfer, pledge and rehypothecate the Bitcoin during the term of the Master Loan Agreement, the Company derecognized the Bitcoin transferred as collateral. As the Company has the right to receive the Bitcoin back from the Lender upon the repayment of the Coinbase Loan, the Company recorded a corresponding receivable for Bitcoin collateral. The receivable for Bitcoin collateral is measured at fair value and changes in fair value are recorded as change in fair value of Bitcoin collateral within other income (expense), net in the unaudited condensed consolidated statement of operations. As of September 30, 2025, 315 Bitcoins were posted as collateral for the Coinbase Loan at a fair value of $35,928. For the three and nine months ended September 30, 2025, an unrealized gain of $1,471 was recognized on the collateral.

In the event the Company returns the Loan earlier than the Loan maturity date it shall (i) provide 1 Business Day prior notice to Lender of such Early Termination, and (ii) pay the Lender an early termination fee. In the event of an early termination, the Company remains responsible for the full amount of all remaining outstanding interest (calculated through the Loan maturity date). These embedded features do not require bifurcation as the loan doesn’t contain conversion features.

17.Long-Term Debt

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

The Company accounts for the 2030 Senior Notes as a liability measured at its amortized cost, and no other features of the 2030 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2030 Senior Notes were approximately $95,984, net of debt issuance costs of $4,016 comprised primarily of commissions paid to the banks, professional and legal expenses relating to the issuance of the debt. The Company used a portion of the proceeds from the 2030 Senior Notes to enter into Capped Calls, as discussed below. The Company intends to use the remainder of the proceeds from this offering for the purchase of Bitcoin and general corporate purposes. The debt issuance costs are being amortized over the term of the 2030 Senior Notes, using the effective interest rate method, and recorded to interest expense on the Company’s unaudited condensed consolidated statement of operations. During the three-month period ended September 30, 2025, the effective interest rate on the 2030 Senior Notes, including debt issuance costs, was approximately 5.09%, and $1,076 was recorded as interest expense on the Company’s unaudited condensed consolidated statement of operations. During the nine-month period ended September 30, 2025, the effective interest rate on the 2030 Senior Notes, including debt issuance costs, was approximately 5.09%, and $2,869 was recorded as interest expense on the Company’s unaudited condensed consolidated statement of operations. As of September 30, 2025, the Company accrued an interest of $708, which was included in accrued expenses in the unaudited condensed consolidated balance sheet. As of September 30, 2025, the carrying value of the 2030 Senior Notes, net of amortization of debt issuance costs was $96,418. Unamortized debt issuance costs as of September 30, 2025 were $3,582.

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

The Capped Calls are considered indexed to the Company’s common stock and are considered equity classified under GAAP, and were recorded as a reduction to additional paid-in-capital within stockholders’ equity on the Company’s unaudited condensed consolidated balance sheet when the Capped Calls were purchased in January 2025. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

18.Commitments and Contingencies

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

401(K) plan

Effective January 1, 2022, the Company started to match 50% of employee’s 401(k) deferral up to a maximum of 6% of the employee’s eligible earnings. For the three-month periods ended September 30, 2025 and 2024, the Company matched $61 and $85, respectively. For the nine-month periods ended September 30, 2025 and 2024, the Company matched $229 and $219, respectively.

Litigation and other Contingencies

From time to time in the normal course of business, the Company is subject to various legal matters, such as threatened or pending claims or litigation. Although the results of claims and litigation cannot be predicted with certainty, other than as set forth below, the Company does not believe it is a party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on its results of operations or financial condition.

Krishnamoorthy Class Action

On August 29, 2025, a purported stockholder of the Company filed a lawsuit captioned Ravi Krishnamoorthy v. Semler Scientific, Inc., et al., No 5:25-cv-07303, in the U.S. District Court for the Northern District of California, against the Company and three current or former officers on behalf of a putative class of stockholders who purchased shares of the Company from March 10, 2021 to April 15, 2025. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and of Securities and Exchange Commission rules promulgated thereunder, challenging, among other things, the timing and extent of the Company’s public disclosure of a potential claim by the U.S. Department of Justice (“DOJ”) against the Company and subsequent negotiation of an agreement in principle to resolve the matter. The complaint seeks recovery of unspecified damages, interest, an award of the attorneys’ fees and costs. The Company denies any liability or misconduct and intends to vigorously defend the litigation.

DOJ Settlement

Effective September 10, 2025, the Company entered into a settlement agreement with the Civil Fraud Section of the DOJ, the U.S. Department of Health and Human Services, or HHS, and certain relators to settle all potential claims related to alleged civil violations of the False Claims Act pertaining to submissions of allegedly false claims to Medicare Part B for tests performed using the

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

FloChec and QuantaFlo devices. Pursuant to the settlement agreement, the Company agreed, among other things, to pay a settlement amount of $29,750, and interest at a rate of 4.25% per annum from April 28, 2025 on such amount, within 14 business days, $5,200 of which, plus 17.5% of the interest amount, will be paid by the United States to the relators. In addition, the Company agreed to pay $390 for attorneys’ fees and costs to relators’ counsel within seven business days. Upon receipt of the settlement amount, and subject to certain exceptions, the Company is released from any civil or administrative monetary claims for the covered conduct. By entering into the settlement agreement, the Company did not admit any wrongdoing in connection with the allegations raised. The Company borrowed $20,000 under its previously disclosed Master Loan Agreement with Coinbase Credit Inc. to pay in full the DOJ settlement (See Note 16). In September 2025, the Company paid in full the agreed settlement amount of $29,750 along with $500 of accrued interest.

In connection with the entry into the settlement agreement, the Company entered into a corporate integrity agreement with the Office of Inspector General (“OIG”) of HHS whereby the Company agreed to institute certain compliance and other measures relating to its sales practices, and provide reporting to OIG for a five-year period.

Merger-Related Litigation and Threatened Litigation

On October 14, 2025, a purported stockholder filed a complaint captioned Tran v. Semler Scientific, Inc., et al., CA No. 1:25-cv-12555 (N.D. Ill.) in the U.S. District Court for the Northern District of Illinois against the Company and four members of its board of directors alleging violations of Sections 14(a) and 20(a) of the Exchange Act in connection with disclosures relating to the proposed merger with Strive. The complaint seeks injunctive relief, recission, unspecified damages, and an award of attorneys’ fees and costs. The Company denies any liability or misconduct and intends to vigorously defend the litigation.

Other purported stockholders have submitted demand letters concerning the merger disclosures, but no additional lawsuits have been filed as of the date these financial statements are issued.

19.Stockholders’ Equity

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

As of September 30, 2025, the Company had issued and sold a total of 2,438,274 shares of its common stock for aggregate gross proceeds, net of sales commissions, of approximately $126,017 under the June 2024 sales agreement.

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

On April 22, 2025, the Company’s registration statement on Form S-3 for the sale of up to $500,000 in securities under this new sales agreement became effective and as of September 30, 2025, the Company had issued and sold a total of 5,207,036 shares of its common stock for aggregate gross proceeds, net of sales commissions, of approximately $203,800 under the $500.0 million ATM.

20.Stock Incentive Plan

The Company’s stock-based compensation program is designed to attract and retain certain key employees while also aligning employees’ interests with the interests of its stockholders. Stock options have been granted to employees under the stockholder-approved 2014 Stock Incentive Plan (“2014 Plan”) and the stockholder approved 2024 Stock Option and Incentive Plan (the “2024 Plan”). In connection with expiration of the 2014 Plan in July 2024, the available share reserve (including any awards outstanding under the 2014 Plan that lapsed prior to stockholder approval of the new 2024 Plan) was transferred to the 2024 Plan upon stockholder approval thereof. The 2024 Plan provides that the aggregate number of shares of common stock that initially may be issued pursuant to awards granted under the 2024 Plan may not exceed 1,916,011 shares (the “Share Reserve”), along with any awards that transferred over from the 2014 Plan. In addition, the Share Reserve automatically increases on January 1st of each year, for a period of not more than 10 years, beginning on January 1st of the year following the year in which the 2024 Plan became effective and ending on (and including) January 1, 2034, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Company’s board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur. The available Share Reserve was 1,865,880 shares as of September 30, 2025.

Stock Options

Aggregate intrinsic value represents the difference between the closing market value as of September 30, 2025 of the underlying common stock and the exercise price of outstanding, in-the-money options. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2025 is as follows:

	Options Outstanding
			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Stock Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (In Years)	(In Thousands)
Balance, December 31, 2024	691,450	$8.86	3.21	$31,209
Options granted	695,767	$50.86	6.38	—
Options forfeited/cancelled	(29,423)	—	—	—
Options exercised	(138,387)	$5.32	—	—
Balance, September 30, 2025	1,219,407	$32.34	4.90	$11,160
Exercisable as of September 30, 2025	554,270	$15.19	2.49	$10,521

 As of September 30, 2025, the fair value of unvested stock options was approximately $18,440. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.0 years.

During the nine months ended September 30, 2025, the Company granted 695,767 stock options to the employees and non-executive members of the board of directors with an exercise price ranging from $31.79-$58.94 and grant date weighted average fair value ranging from $13.55-$38.85.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The following table summarizes the inputs used in applying the Black-Scholes options pricing model to determine the fair value of the options,

	September 30,	September 30,
	2025	2024
Expected term (in years)	1.1-6.1	2-7
Risk-free interest rate	3.9%-4.5%	4.5%-4.9%
Expected volatility	69.3%-100.4%	62.3%-77.2%
Expected dividend rate	0	0
Fair value of options granted	$13.55-$38.85	$10.35-$14.97

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

The following table represents the stock-based compensation for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of Revenues	$82	$14	$220	$28
Engineering and Product Development	(16)	15	144	27
Sales and Marketing	437	47	1,184	81
General and Administrative	1,513	128	3,845	362
Total	$2,016	$204	$5,393	$498

21.Income Taxes

The Company’s income tax expense for the three months ended September 30, 2025 and 2024 was $6,901 and $766, respectively. The Company’s income tax expense for the nine months ended September 30, 2025 and 2024 was $10,364 and $3,615, respectively. The income tax expense reflects the Company’s estimate of the effective tax rates expected to be applicable for the full year, adjusted for any discrete events that are recorded in the period in which they occurred. The estimates are re-evaluated each quarter based on the estimated tax for the full year.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statement of operations.

The effective tax rate for the three and nine months ended September 30, 2025 was 29.00% and 35.14%, compared to 12.02% and 23.62% in the same period of the prior year, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to the partial reversal of the valuation allowance in the prior period due to unrealized capital gain generated during the quarter that offset the overall capital loss recognized as of September 30, 2024, and lower tax benefits from employee stock-based compensation. The increase in the effective tax rate for the nine-month ended September 30, 2025 is primarily due to penalties related to a settlement with the DOJ that are not deductible for tax purposes.

The effective tax rate for the three and nine months ended September 30, 2025, differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee shared-based compensation plans, federal research and development (“R&D”) credit benefit, change in valuation allowance, and penalties from a settlement with

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

the DOJ. The effective tax rate for the three and nine months ended September 30, 2024, differed from the U.S. federal statutory rate of 21% primarily due to state income taxes (net of federal benefit), tax benefits associated with employee share-based compensation plans, and federal R&D credit benefit and valuation allowance associated with the Company’s digital assets investments.

As of September 30, 2025, and December 31, 2024, the Company had $487 of unrecognized tax benefits, excluding interest and penalties. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions, which was $207 and $155 as of September 30, 2025 and December 31, 2024, respectively.

On August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS and Science Act”), and Inflation Reduction Act (“IRA”) were signed into law in the United States. Among other things, the CHIPS and Science Act provides incentives and tax credits for the global chip manufacturers who choose to set-up or expand existing operations in the United States. The IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The IRA is primarily applicable to large corporations with an annual revenue of $1 billion or over. Implementation of this act had no impact on the Company’s condensed consolidated financial statements as of September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to the U.S. corporate tax code. Key provisions that are expected to impact the Company include:

•	The permanent extension of 100% bonus depreciation for qualified property acquired on or after January 20, 2025.
•	The immediate expensing of domestic R&D expenditures effective for tax years beginning after December 31, 2024; and
•	The restoration of EBITDA-based limitations on the deductibility of business interest expense, effective for tax years beginning after December 31, 2024.

The financial effects of the provisions that are effective for tax years beginning after December 31, 2024, have been reflected in the Company’s income tax provision for the quarter ended September 30, 2025.

Under the Master Loan Agreement, the Lender will provide digital assets or cash in exchange for collateral. Per IRS Notice 2014-21, virtual currencies like Bitcoin are treated as property for federal tax purposes. Borrowing funds using property as collateral does not trigger a taxable event unless the asset is sold, exchanged, or otherwise disposed of. Accordingly, using Bitcoin as collateral does not result in a taxable transaction, and no gain or loss is recognized. As of September 30, 2025, the Company did not recognize any gain related to the loan for tax purposes and will continue to monitor the transaction.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

22.Net Income Per Share, Basic and Diluted

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

Basic and Diluted EPS are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025		2024
Numerator:
Net income - Basic	$16,902	$5,609	$19,132		$11,693
Effect of dilutive shares on net income:
Interest expense on 2030 Senior Notes, net of tax	879	—	2,142		—
Net income - Diluted	$17,781	$5,609	$21,274	S	11,693

Denominator:
Weighted average common stock-Basic	14,848,408	7,045,108	12,073,628		6,961,095
Effect of dilutive shares on weighted average common stock outstanding:
Stock options	388,531	725,980	454,045		822,255
2030 Senior Notes	1,308,259	—	1,178,394		—
Total weighted average shares of common stock-Diluted	16,545,198	7,771,088	13,706,067		7,783,350

Earnings per share:
Basic earnings per share	$1.14	$0.80	$1.58		$1.68
Diluted earnings per share	$1.07	$0.72	$1.55		$1.50

23.Segment Information

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

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

The following table breaks out the operations of the Company’s single reportable segment information.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$7,491	$13,512	$24,543	$43,881
Less:
Cost of revenue	580	1,075	2,106	3,342
Research and development (1)	1,106	1,165	3,642	3,695
Sales	913	1,439	2,804	4,460
Sales operations	754	697	2,281	2,260
General and administration	7,993	3,128	17,989	8,902
Litigation settlement expense	—	—	29,750	—
Depreciation and amortization	87	133	317	479
Other segment expenses (2)	1,448	810	4,200	3,352
Segment operating (loss) profit	$(5,390)	$5,065	$(38,546)	$17,391

Interest income (expense), net	(338)	168	(214)	1,699
Interest on 2030 Senior Notes	(1,237)	—	(3,312)	—
Impairment of investments	—	—	(1,135)	—
Change in fair value of notes	—	—	—	128
Change in fair value of digital assets	28,490	1,137	70,422	(3,918)
Change in fair value of Bitcoin collateral	1,471	—	1,471	—
Gain on conversion of notes receivable	803	—	803	—
Other corporate income (3)	4	5	7	8
Income before taxes	23,803	6,375	29,496	15,308
Income tax expense	6,901	766	10,364	3,615
Net income	$16,902	$5,609	$19,132	$11,693

1.	Research and development expenses include clinical affairs and HITRUST.
2.	Other segment expenses include marketing, customer education and business development.
3.	Other corporate income represents unallocated income.

24. Merger Agreement

On September 22, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strive, Inc., a Nevada corporation (“Strive”). Upon the terms and subject to the conditions of the Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive (“Merger Sub”) that joined as a party to the Merger Agreement via a joinder after its formation, will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Strive (the “Surviving Corporation”). The parties also intend, and Strive has agreed to take such actions as are necessary to cause, immediately following the effective time of the Merger (the “Effective Time”), and as part of an integrated transaction with the Merger, the Surviving Corporation to merge with and into Strive Merger Sub II, LLC, a Delaware limited liability company which is a direct, wholly owned subsidiary of Strive (“Second Merger Sub”), with Second Merger Sub surviving as a direct, wholly owned subsidiary of Strive (the “Second Merger” and, together with the Merger, the “Mergers”). For U.S. federal income tax purposes, each of the parties to the Merger Agreement intends that the Merger and Second Merger, taken together, will constitute an integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. Entry into the Merger Agreement was unanimously approved by the board of directors of each of Strive and the Company.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

If the Merger is completed, the Company’s stockholders will receive 21.05 shares of Strive Class A common stock (“Strive Class A Common Stock”) for each share of the Company’s common stock (“Company Common Stock”) (except for treasury stock or shares owned by the Company or Strive (in each case other than in a fiduciary or agency capacity or as a result of debts previously contracted)) they hold immediately prior to the Mergers, plus cash in lieu of fractional shares.

Treatment of the Company’s Equity Awards

At the Effective Time, each outstanding option to purchase shares of Company Common Stock (each, a “Company Option”), whether vested or unvested, will be converted into an option to purchase a number of shares of Strive Class A Common Stock based on the Exchange Ratio (each, a “Converted Option”), on same terms and conditions as applied to such Company Option prior to the Effective Time, including with respect to vesting and exercisability, except that (i) if the holder is a non-employee director whose service continues through the date of the closing of the Merger, or (ii) if the holder’s employment or service is terminated without cause at or during the six months immediately following the Effective Time, the vesting of the unvested portion of the Converted Option will immediately accelerate as of the Effective Time or the date of such termination of employment, as applicable.

Closing Conditions

The obligation of the parties to consummate the Merger is subject to customary conditions, including, among others, (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the approval and adoption of the issuance of shares of Strive Class A Common Stock in connection with the Merger, as contemplated by the Merger Agreement, by holders of a majority of the outstanding voting power of the outstanding shares of Strive Class A Common Stock and Strive Class B Common Stock, (iii) the absence of any applicable law, regulation, injunction, judgment, order or decree preventing or making illegal the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement (or in the case of Strive’s obligation to close, imposing a Burdensome Condition (as defined below)), (iv) the absence of pending litigation or similar legal action by any governmental authority (in any jurisdiction in which Strive, the Company or any of their respective subsidiaries conducts material operations) seeking to prohibit or restrain the Merger (or in the case of Strive’s obligation to close, seeking to impose a Burdensome Condition); (v) the early termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (or in the case of Strive’s obligations to close, without the imposition of a Burdensome Condition); (vi) compliance by Strive and the Company in all material respects with their respective obligations under the Merger Agreement and (vii) subject in most cases to exceptions that do not rise to the level of a “Parent Material Adverse Effect” or a “Company Material Adverse Effect” (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by the Company and Strive, respectively. The obligation of the Company and Strive to consummate the Merger is also subject to there not having occurred an event that has had or would reasonably be expected to have, individually or in the aggregate, a “Parent Material Adverse Effect” or “Company Material Adverse Effect”, respectively.

Representations and Warranties; Covenants

The Merger Agreement contains customary representations and warranties from both the Company and Strive with respect to each party and its businesses. The Merger Agreement also contains customary covenants, including covenants by the Company to, subject to certain exceptions, conduct its business in the ordinary course, and not take certain actions, during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Under the Merger Agreement, each of the Company and Strive has agreed to use its reasonable best efforts to take all actions and to do all things reasonably necessary, proper or advisable to consummate the Merger, including in connection with obtaining all consents under the HSR Act required to be obtained from any governmental authority to consummate the Merger. Strive has also agreed to use reasonable best efforts to resolve, avoid or eliminate impediments or objections, if any, that may be asserted by any governmental authority with respect to the Merger, so as to enable the Merger to occur prior to the End Date (as defined below), but in no event is Strive required to (and without Strive’s prior written consent, the Company and its subsidiaries may not) divest assets or

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

businesses, enter into consent decrees or take certain other actions (any of the actions described in this sentence, a Burdensome Condition).

The Merger Agreement provides that Strive will take all necessary action permitted by applicable law and the rules of any applicable stock exchange to cause one of the Company’s directors (Eric Semler) to be appointed to the board of directors of Strive as of the Effective Time, provided that Mr. Semler is able to meet Nasdaq’s independence criteria.

Stockholder Meetings; Non-Solicitation; Intervening Events

The Merger Agreement requires the Company to convene a stockholder meeting for purposes of obtaining the necessary stockholder approval (the “Company Stockholder Meeting”). In addition, subject to certain exceptions, the Company has agreed (i) not to solicit alternative transactions or enter into discussions concerning, or provide information in connection with, any alternative transaction and (ii) that its board of directors will recommend that the Company’s stockholders approve and adopt the Merger Agreement, as applicable.

Prior to the adoption of the Merger Agreement by the Company’s stockholders, the board of directors of the Company may, in connection with (i) the receipt of a “Company Superior Proposal” (as defined in the Merger Agreement), or (ii) a “Company Intervening Event” (as defined in the Merger Agreement), respectively, change its recommendation to the Company’s stockholders to approve and adopt the Merger Agreement, subject to complying with notice requirements and other specified conditions (including giving Strive the opportunity to propose changes to the Merger Agreement in response to such Company Superior Proposal or Company Intervening Event, as applicable), if the failure to make such change in recommendation would reasonably be expected to be inconsistent with its fiduciary duties. In such case, the Company will remain obligated to hold the Company Stockholder Meeting unless the Merger Agreement is terminated.

Termination; Termination Fees

The Merger Agreement may be terminated by the Company and Strive by mutual agreement. Furthermore, either party may terminate the Merger Agreement if (i) the Merger has not been consummated on or before March 22, 2026 (the “End Date”), (ii) an applicable law, regulation, injunction, judgment, order or decree permanently prohibits the consummation of the Merger and, in the case of an injunction, judgment, order or decree, has become final and non-appealable (provided that the foregoing right to terminate the Merger Agreement will not be available to any party which has not complied with its obligations under the Merger Agreement in respect of any such applicable law, regulation, injunction, judgment, order or decree) or (iii) the required vote of the Company’s stockholders is not obtained at the Company Stockholder Meeting (including any adjournment or postponement thereof).

Strive may terminate the Merger Agreement if (i) the board of directors of the Company changes its recommendation to the Company’s stockholders to approve and adopt the Merger Agreement prior to the Company Stockholder Meeting, (ii) the Company is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to Strive from the Company of such breach or (iii) the Company has willfully breached its obligations to hold the Company Stockholder Meeting or to refrain from soliciting alternate transaction proposals.

The Company may terminate the Merger Agreement if Strive or Merger Sub is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to the Company by Strive of such breach.

The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination by Strive as a result of (i) a change of recommendation by the Company’s board of directors that the Company’s stockholders approve and adopt the Merger Agreement or (ii) the Company’s willful breach its obligations to hold its Stockholder Meeting or to refrain from soliciting alternate transaction proposals, Strive will receive a termination fee from the Company equal to $49,000 in cash or Bitcoin at Strive’s election, on the terms and conditions further set forth in the Merger Agreement.

Semler Scientific, Inc.
Notes to Condensed Consolidated Financial Statements

Unaudited

(In thousands of U.S. Dollars, except share and per share data and Bitcoin)

In the event that the Merger Agreement is terminated for certain reasons, including termination by the Company or Strive if the Merger has not been consummated on or prior to the End Date (without the Company’s stockholder approval having been obtained), by the Company or Strive due to the failure to obtain the required vote of the Company’s stockholders at its Stockholder Meeting (including any adjournment or postponement thereof) or by Strive if the Company is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to Strive from the Company of such breach (without the Company’s stockholder approval having been obtained or, if such termination is after the Company’s stockholder approval has been obtained, as a result of a willful breach by the Company) and (i) at or prior to the time of termination of the Merger Agreement, a Company’s acquisition proposal has been publicly disclosed or announced (in each case, and not publicly withdrawn) or made known to the management or board of directors of the Company (in each case, and not publicly withdrawn), or any person shall have publicly announced (in each case, and not publicly withdrawn) an intention (whether or not conditional) to make a Company acquisition proposal; and (ii) on or prior to the first anniversary of such termination of the Merger Agreement: (1) a transaction relating to a Company acquisition proposal is consummated; or (2) a definitive agreement relating to any Company acquisition proposal is entered into by the Company, Strive will receive a termination fee from the Company equal to $49,000 in cash or Bitcoin at Strive’s election, on the terms and conditions further set forth in the Merger Agreement.

The Mergers cannot be completed unless, among other things, the Company’s stockholders approve the proposal to approve the Merger Agreement.

25	Subsequent Events

At-the-Market Common Stock Offering Program

From October 1, 2025 through November 11, 2025, the Company issued and sold 17,897 shares of its common stock for aggregate proceeds, net of sales commissions of approximately $533.

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

We are currently seeking a new 510(k) clearance from the FDA for the expanded use, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases, such as heart failure. We formed a wholly-owned subsidiary, CardioVanta, which may comprise our future healthcare business activities focused on early detection of heart failure and cardiac arrythmia monitoring. CardioVanta will be structured as a high-margin, software-as-a-service, or SAAS, business model and will seek capital from outside investors to validate its long-term value and fund its relatively modest initial capital needs. With CardioVanta, we intend to continue to develop additional complementary, proprietary products and services in-house and seek out other arrangements for products and services that we license, which we believe will bring value to our customers and our company. CardioVanta will focus on cardiac technology and care systems, while we will continue marketing our QuantoFlo device and software for early detection of PAD. We believe our current products and services, and any future products or services that we may offer, position us to provide valuable information to our base, which in turn permits them to better guide patient care. The combination of expanded labeling of QuantaFlo and marketing additional complementary products and services to our existing customer base may return the healthcare business to revenue growth and cash generation in the future. Our healthcare business has been our predominant operational focus, providing cash flows and enabling us to pursue our Bitcoin treasury strategy.

In the three months ended September 30, 2025, we had total revenues of $7.5 million and net income of $16.9 million, compared to total revenues of $13.5 million and net income of $5.6 million in the same period in 2024. In the nine months ended September 30, 2025, we had total revenues of $24.5 million and net income of $19.1 million, compared to total revenues of $43.9 million and net income of $11.7 million in the same period in 2024.

We previously reported that we are experiencing and expect to continue to experience decreased usage of our QuantaFlo device due to the CMS 2024 Medicare Advantage and Part D Final Rate Announcement. While revenues have been gradually decreasing period over period in light of the CMS reimbursement landscape, two significant customers who represented more than 60% of revenue in the third quarter of 2025 have ceased use of their respective QuantaFlo devices. In light of this development, we now currently anticipate fourth quarter 2025 revenues will be at least 60% lower as compared to third quarter 2025 revenue. Further revenue declines over the quarter are anticipated as other customers cease use of QuantaFlo in light of the CMS reimbursement landscape as well as the recent DOJ settlement. Accordingly, in the future, we anticipate that we will need to undertake measures to align expenses with the revenue decline.

Bitcoin Treasury Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our Bitcoin Treasury Strategy

As of September 30, 2025 and November 10, 2025, we held an aggregate of 5,048 Bitcoins (including 315 Bitcoins pledged as collateral for a loan), which we acquired for an aggregate purchase price of $478.9 million and an average purchase price of $94,877 per Bitcoin. All purchase amounts include fees and expenses. From October 1, 2025 through November 10, 2025, we did not acquire any Bitcoins.

Recent Developments

Proposed Business Combination with Strive, Inc.

Merger Agreement

On September 22, 2025, we entered into the Merger Agreement with Strive. Upon the terms and subject to the conditions of the Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive, or Merger Sub, will merge with us, or the Merger, with us surviving as a wholly owned subsidiary of Strive, or the Surviving Corporation. The parties also intend, and Strive has agreed to take such actions as are necessary to cause, immediately following the effective time of the Merger, or the Effective Time, and as part of an integrated transaction with the Merger, the Surviving Corporation to merge with and into Strive Merger Sub II, LLC, a Delaware limited liability company which is a direct, wholly owned subsidiary of Strive, or Second Merger Sub, with Second Merger Sub surviving as a direct, wholly owned subsidiary of Strive, or the Second Merger and the Merger and Second Merger, collectively, the Mergers. For U.S. federal income tax purposes, each of the parties to the Merger Agreement intends that the Merger and Second Merger, taken together, will constitute an integrated transaction that qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. Entry into the Merger Agreement was unanimously approved by the Board of Directors of each of Strive and the Company.

If the Mergers are completed, our stockholders will receive 21.05 shares of Strive Class A common stock, or Strive Class A Common Stock, for each share of our common stock, (except for treasury stock or shares owned by us or Strive (in each case other than in a fiduciary or agency capacity or as a result of debts previously contracted)) they hold immediately prior to the Mergers, plus cash in lieu of fractional shares.

Treatment of the Company’s Equity Awards

At the Effective Time, each outstanding option to purchase shares of our common stock, or Option, whether vested or unvested, will be converted into an option to purchase a number of shares of Strive Class A Common Stock based on the Exchange Ratio, or a Converted Option, on same terms and conditions as applied to such Option prior to the Effective Time, including with respect to vesting and exercisability, except that (i) if the holder is a non-employee director whose service continues through the date of the closing of the Merger, or (ii) if the holder’s employment or service is terminated without cause at or during the six months immediately following the Effective Time, the vesting of the unvested portion of the Converted Option will immediately accelerate as of the Effective Time or the date of such termination of employment, as applicable.

Closing Conditions

The obligation of the parties to consummate the Merger is subject to customary conditions, including, among others, (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, (ii) the approval and adoption of the issuance of shares of Strive Class A Common Stock in connection with the Merger, as contemplated by the Merger Agreement, by holders of a majority of the outstanding voting power of the outstanding shares of Strive Class A Common Stock and Strive Class B Common Stock, (iii) the absence of any applicable law, regulation, injunction, judgment, order or decree preventing or making illegal the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement (or in the case of Strive’s obligation to close, imposing a Burdensome Condition (as defined below)), (iv) the absence of pending litigation or similar legal action by any governmental authority (in any jurisdiction in which Strive, us or any of our respective subsidiaries conducts material operations) seeking to prohibit or restrain the Merger (or in the case of Strive’s obligation to close, seeking to impose a Burdensome Condition); (v) the early termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act (or in the case of Strive’s obligations to close, without the imposition of a Burdensome Condition); (vi) compliance by Strive and us in all material respects with their respective obligations under the Merger Agreement and (vii) subject in most cases to exceptions that do not rise to the level of a “Parent Material Adverse Effect” or a “Company Material Adverse Effect” (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by us and Strive, respectively. The obligation of our company and Strive to consummate the Merger is also subject to there not having occurred an event that has had or would reasonably be expected to have, individually or in the aggregate, a “Parent Material Adverse Effect” or “Company Material Adverse Effect”, respectively.

Representations and Warranties; Covenants

The Merger Agreement contains customary representations and warranties from both us and Strive with respect to each party and its businesses. The Merger Agreement also contains customary covenants, including covenants by us to, subject to certain exceptions, conduct its business in the ordinary course, and not take certain actions, during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

Under the Merger Agreement, we and Strive have agreed to use our respective reasonable best efforts to take all actions and to do all things reasonably necessary, proper or advisable to consummate the Merger, including in connection with obtaining all consents under the HSR Act required to be obtained from any governmental authority to consummate the Merger. Strive has also agreed to use reasonable best efforts to resolve, avoid or eliminate impediments or objections, if any, that may be asserted by any governmental authority with respect to the Merger, so as to enable the Merger to occur prior to the End Date (as defined below), but in no event is Strive required to (and without Strive’s prior written consent, we and our subsidiaries may not) divest assets or businesses, enter into consent decrees or take certain other actions (any of the actions described in this sentence, a Burdensome Condition).

The Merger Agreement provides that Strive will take all necessary action permitted by applicable law and the rules of any applicable stock exchange to cause one of our directors (Eric Semler) to be appointed to the Board of Directors of Strive as of the Effective Time, provided that Mr. Semler is able to meet Nasdaq’s independence criteria.

Stockholder Meetings; Non-Solicitation; Intervening Events

The Merger Agreement requires us to convene a stockholder meeting for purposes of obtaining the necessary stockholder approval, or our Stockholder Meeting. In addition, subject to certain exceptions, we have agreed (i) not to solicit alternative transactions or enter into discussions concerning, or provide information in connection with, any alternative transaction and (ii) that its board of directors will recommend that our stockholders approve and adopt the Merger Agreement, as applicable.

Prior to the adoption of the Merger Agreement by our stockholders, the Board of Directors may, in connection with (i) the receipt of a “Company Superior Proposal” (as defined in the Merger Agreement), or (ii) a “Company Intervening Event” (as defined in the Merger Agreement), respectively, change its recommendation to our stockholders to approve and adopt the Merger Agreement, subject to complying with notice requirements and other specified conditions (including giving Strive the opportunity to propose changes to the Merger Agreement in response to such Company Superior Proposal or Company Intervening Event, as applicable), if the failure to make such change in recommendation would reasonably be expected to be inconsistent with its fiduciary duties. In such case, we will remain obligated to hold our Stockholder Meeting unless the Merger Agreement is terminated.

Termination; Termination Fees

The Merger Agreement may be terminated by us and Strive by mutual agreement. Furthermore, either party may terminate the Merger Agreement if (i) the Merger has not been consummated on or before March 22, 2026, or the End Date, (ii) an applicable law, regulation, injunction, judgment, order or decree permanently prohibits the consummation of the Merger and, in the case of an injunction, judgment, order or decree, has become final and non-appealable (provided that the foregoing right to terminate the Merger Agreement will not be available to any party which has not complied with its obligations under the Merger Agreement in respect of any such applicable law, regulation, injunction, judgment, order or decree) or (iii) the required vote of our stockholders is not obtained at the Stockholder Meeting (including any adjournment or postponement thereof).

Strive may terminate the Merger Agreement if (i) our Board of Directors changes its recommendation to our stockholders to approve and adopt the Merger Agreement prior to our Stockholder Meeting, (ii) we are in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to Strive from us of such breach or (iii) we have willfully breached our obligations to hold the Stockholder Meeting or to refrain from soliciting alternate transaction proposals.

We may terminate the Merger Agreement if Strive or Merger Sub is in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to us by Strive of such breach.

The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination by Strive as a result of (i) a change of recommendation by our board of directors that the stockholders approve and adopt the Merger Agreement or (ii) our willful breach our obligations to hold our Stockholder Meeting or to refrain from soliciting alternate transaction proposals, Strive will receive a termination fee from us equal to $49.0 million in cash or Bitcoin at Strive’s election, on the terms and conditions further set forth in the Merger Agreement.

In the event that the Merger Agreement is terminated for certain reasons, including termination by us or Strive if the Merger has not been consummated on or prior to the End Date (without the Company’s stockholder approval having been obtained), by us or Strive due to the failure to obtain the required vote of our stockholders at our Stockholder Meeting (including any adjournment or postponement thereof) or by Strive if we are in breach of the Merger Agreement in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured prior to the End Date or has not been cured within 45 days following notice to Strive from us of such breach (without our stockholder approval having been obtained or, if such termination is after our stockholder approval has been obtained, as a result of a willful breach by us) and (i) at or prior to the time of termination of the Merger Agreement, a Company’s acquisition proposal has been publicly disclosed or announced (in each case, and not publicly withdrawn) or made known to the management or board of directors (in each case, and not publicly withdrawn), or any person shall have publicly announced (in each case, and not publicly withdrawn) an intention (whether or not conditional) to make a Company acquisition proposal; and (ii) on or prior to the first anniversary of such termination of the Merger Agreement: (1) a transaction relating to a Company acquisition proposal is consummated; or (2) a definitive agreement relating to any Company acquisition proposal is entered into by us, Strive will receive a termination fee from us equal to $49.0 million in cash or Bitcoin at Strive’s election, on the terms and conditions further set forth in the Merger Agreement.

The Mergers cannot be completed unless, among other things, our stockholders approve the proposal to approve the Merger Agreement.

ATM Offerings

In the third quarter ended September 30, 2025, we issued and sold an aggregate 1,390,587 shares of our common stock for aggregate gross proceeds of approximately $58.0 million under the Controlled Equity OfferingSM Sales Agreement that we entered into on April 15, 2025 with Barclays Capital Inc., Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets LLC pursuant to which we may offer and sell from time to time up to $500.0 million of our common stock in an at-the-market, or ATM, offering.

DOJ Settlement

Effective September 10, 2025, we entered into a settlement agreement with the Civil Fraud Section of the DOJ, the U.S. Department of Health and Human Services, or HHS, and certain relators to settle all potential claims related to alleged civil violations of the False Claims Act pertaining to submissions of allegedly false claims to Medicare Part B for tests performed using the FloChec and QuantaFlo devices. Pursuant to the settlement agreement, we paid a settlement amount of $29.75 million, and interest at a rate of 4.25% per annum from April 28, 2025. In addition, we paid $390 thousand for attorneys’ fees and costs to relators’ counsel. Upon receipt of the settlement amount, and subject to certain exceptions, we were released from any civil or administrative monetary claims for the covered conduct. By entering into the settlement agreement, we did not admit any wrongdoing in connection with the allegations raised. We borrowed $20.0 million under our previously disclosed Master Loan Agreement with Coinbase Credit Inc. to pay off the settlement amount.

In connection with the entry into the settlement agreement, we entered into a corporate integrity agreement with the Office of Inspector General, or OIG, of HHS whereby we agreed to institute certain compliance and other measures relating to our sales practices, and provide reporting to OIG for a five-year period. See Note 18 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q and Part II, Item 1. “Legal Proceedings.”.

Coinbase Loan

As previously disclosed, on April 15, 2025, we entered into a Master Loan Agreement with Coinbase Credit Inc. as lender, Coinbase Credit, and Coinbase Inc., together the Coinbase entities.

Accordingly, on September 25, 2025, we borrowed $20.0 million of cash from Coinbase Credit pursuant to the master loan agreement. As set forth in a separate confirmation thereunder, the loan is collateralized by our Bitcoin, the interest rate is 10%, initial margin percentage is 156.25%, and the loan matures March 26, 2026. In the event we elect to pay the loan prior to maturity, we agreed to pay an early termination fee equal to the full amount of all remaining interest through the term of the loan. See “—Liquidity and

Capital Resources—Description of Indebtedness—Coinbase Master Loan Agreement” and Note 16 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

We used the proceeds from the above loan (along with cash from operations) to pay in full the DOJ settlement.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months ended September 30, 2024

Revenues

We had revenues of $7.5 million for the three months ended September 30, 2025, a decrease of $6.0 million, or 45%, compared to $13.5 million in the same period in 2024. The primary reason for the decrease in revenues was decreased testing volume and cancellations by some of our customers, which we believe is a result of the 2024 CMS rate announcement and DOJ settlement. We expect additional declines in the fourth quarter and beyond as customers cease using our device.

Operating expenses

We had total operating expenses of $12.9 million for the three months ended September 30, 2025, an increase of $4.5 million, or 52%, compared to $8.4 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 172% in the third quarter of 2025 as compared to 63% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $0.6 million for the three months ended September 30, 2025, a decrease of $0.6 million, or 45%, compared to $1.2 million for the same period in 2024. The decrease was primarily due to lower payroll costs and lower hardware sales. As a percentage of revenues, cost of revenues was 8.5% in the third quarter of 2025 compared to 8.6% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $1.1 million for the three months ended September 30, 2025, a decrease of $0.1 million, or 6%, compared to $1.2 million for the same period in 2024. The decrease was primarily due to lower payroll and project consulting costs, partially offset by higher clinical studies expenses. As a percentage of revenues, engineering and product development expense increased to 15% in the third quarter of 2025, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $3.1 million for the three months ended September 30, 2025, an increase of $0.1 million, or 5%, compared to $3.0 million in the same period of the prior year. The increase was primarily due to higher stock-based compensation expenses, partially offset by lower payroll, consulting, dues and subscriptions and travel expenses. As a percentage of revenues, sales and marketing expense increased to 42% in the third quarter of 2025, compared to 22% in the prior year period.

General and administrative expense

We had general and administrative expense of $8.0 million for the three months ended September 30, 2025, an increase of $4.9 million, or 154%, compared to $3.1 million in the same period of the prior year. The increase was primarily due to higher stock-based compensation expense, and higher consulting, accounting and legal expenses related to DOJ settlement and merger related expenses. As a percentage of revenues, general and administrative expense was 107% in the third quarter of 2025, compared to 23% in the prior year period.

Other income (expense), net

We had total other income, net, of $29.2 million for the three months ended September 30, 2025, an increase of $27.9 million, compared to $1.3 million in the same period of the prior year. The increase was primarily driven by the increase in the fair value of our Bitcoin holdings of $30.0 million, compared to $1.1 million in the same period of the prior year. Other income, net includes $0.8 million of realized capital gains on the redemption of secured convertible promissory note to equity.

Income tax provision

We had income tax expense of $6.9 million for the three months ended September 30, 2025, an increase of $6.1 million, compared to income tax expense of $0.8 million for the same period of the prior year. The effective tax rate for the three months ended September 30, 2025 was 29% compared to 12% in the prior year period. The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to the partial reversal of the valuation allowance in 2024 due to an unrealized gain from digital assets partially offsetting an unrealized loss from prior periods and lower tax benefits from employee stock-based compensation.

Net Income

For the foregoing reasons, we had a net income of $16.9 million, or $1.14 per basic share and $1.07 per diluted share, for the three months ended September 30, 2025, an increase of $11.3 million, compared to a net income of $5.6 million, or $0.80 per basic share and $0.72 per diluted share, for the same period in the prior year.

Nine Months Ended September 30, 2025 Compared to Nine Months ended September 30, 2024

Revenues

We had revenues of $24.5 million for the nine months ended September 30, 2025, a decrease of $19.4 million or 44% compared to $43.9 million in the same period in 2024. The primary reason for the decrease in revenues was decreased testing volume at some of our customers and cancellations, which we believe is a result of the 2024 CMS rate announcement and DOJ settlement. We expect additional declines in the fourth quarter and beyond as customers cease using our device.

Operating expenses

We had total operating expenses of $63.1 million, which includes the payment of $29.8 million for DOJ settlement for the nine months ended September 30, 2025, an increase of $36.6 million, or 138%, compared to $26.5 million in the same period in the prior year. As a percentage of revenues, operating expenses increased to 257% in the first nine months of 2025 as compared to 60% in the prior year period. The changes in the various components of our operating expenses are described below.

Cost of revenues

We had cost of revenues of $2.3 million for the nine months ended September 30, 2025, a decrease of $1.4 million, or 37% compared to $3.7 million for the same period in 2024. The decrease was primarily due to lower hardware sales and payroll costs, partially offset by higher stock-based compensation expense. As a percentage of revenues, cost of revenues was 9% in the first nine months of 2025, compared to 8% in the prior year period.

Engineering and product development expense

We had engineering and product development expense of $3.7 million for the nine months ended September 30, 2025, a decrease of $0.1 million, or 3% compared to $3.8 million for the same period in 2024. As a percentage of revenues, engineering and product development expense increased to 15% in the first nine months of 2025, compared to 9% in the prior year period.

Sales and marketing expense

We had sales and marketing expense of $9.3 million for the nine months ended September 30, 2025, a decrease of $0.8 million, or 8%, compared to $10.1 million in the same period of the prior year. The decrease was primarily due to lower payroll, consulting, trade show, travel, dues and subscriptions and other expenses due to lower sales activities in the first nine months as a result of the CMS rate announcement, partially offset by higher stock-based compensation expense. As a percentage of revenues, sales and marketing expense increased to 38% in the first nine months of 2025, compared to 23% in the prior year period.

General and administrative expense

We had general and administrative expense of $18.0 million for the nine months ended September 30, 2025, an increase of $9.0 million, or 100%, compared to $9.0 million in the same period of the prior year. The increase was primarily due to higher stock-based compensation expense, consulting, accounting and legal fees related to DOJ settlement and merger related expenses. As a percentage of revenues, general and administrative expense was 74% in the first nine months of 2025, compared to 20% in the prior year period.

DOJ settlement

We had settlement expense of $29.8 million for the nine months ended September 30, 2025, versus no expense in 2024.

Other income (expense), net

We had other income, net, of $68.0 million for the nine months ended September 30, 2025, an increase of $70.1 million, compared to other expense, net, of $2.1 million in the same period of the prior year. The increase was primarily driven by the change in the fair value of our Bitcoin holdings of $71.9 million.

Income tax provision

We had income tax expense of $10.4 million for the nine months ended September 30, 2025, an increase of $6.8 million, compared to income tax expense of $3.6 million for the same period of the prior year. The effective tax rate for the nine months ended September 30, 2025 was 35% compared to 24% in the same period of the prior year. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily due to penalties related to the DOJ settlement that are not deductible for tax purposes.

Net Income

For the foregoing reasons, we had net income of $19.1 million, or $1.58 per basic share and $1.55 per diluted share, for the nine months ended September 30, 2025, an increase of $7.4 million, compared to net income of $11.7 million, or $1.68 per basic share and $1.50 per diluted share for the same period in the prior year.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $10.3 million at September 30, 2025 compared to $9.0 million at December 31, 2024, and total current liabilities of $27.2 million, compared to $6.3 million at December 31, 2024. As of September 30, 2025, we held 5,048 Bitcoins (including 315 Bitcoins pledged as collateral) with an aggregate fair value of $575.8 million (including $35.9 million for the Bitcoin pledged as collateral). Our Bitcoin is held offline in cold storage with third-party providers. Digital assets like Bitcoin depend on private keys to retrieve and transfer funds. A Bitcoin is considered an indefinite-lived intangible asset, and our Bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through other income (expense), net in our condensed consolidated statements of operations. We recognized an increase in fair value of our digital assets of $70.4 million on 4,733 Bitcoins and $1.5 million on 315 Bitcoins that are pledged as collateral for the nine-month period ended September 30, 2025. As of September 30, 2025, we had working capital of approximately $26.3 million. In January 2025, we issued $100.0 million of senior convertible notes. We also entered into a new $500.0 million ATM offering program in April 2025. In the third quarter ended September 30, 2025 we borrowed $20.0 million by pledging Bitcoins as collateral to Coinbase. We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following the date of this report on Form 10-Q, as well as in the long-term.

Our cash is held in a variety of non-interest bearing bank accounts. At September 30, 2025, we held approximately $10.3 million of cash held in non-interest bearing bank accounts. Our investment guidelines allow for holdings in Bitcoin, U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper, money market accounts and treasury bills. In addition, we have, and may in the future, choose to invest some of our cash resources in other entities that may have complementary technologies or product offerings.

Operating activities

We used $34.3 million of net cash in operating activities for the nine months ended September 30, 2025, compared to generating $17.0 million of net cash from operating activities for the same period of the prior year. Non-cash adjustments to reconcile net income to net cash used in operating activities reduced net cash by $54.8 million and were primarily due to a change in fair value of Bitcoin of $70.4 million, Bitcoin pledged as collateral of $1.5 million and gain on redemption of notes receivable of $0.8 million, partially offset by deferred tax benefit of $10.5 million, stock-based compensation of $5.4 million, impairment of investments of $1.1 million, amortization of debt issuance costs of $0.4 million and depreciation of $0.3 million. Changes in operating assets and liabilities provided net cash of $1.3 million, primarily due to a decrease of trade receivables of $1.9 million, and an increase of accrued expenses of $1.1 million, partially offset by an increase of $1.3 million of prepaid and other current assets and a decrease of $0.4 million of deferred revenue and other current and current liabilities.

We generated $17.0 million of net cash from operating activities for the nine months ended September 30, 2024. Non-cash adjustments to reconcile net income to net cash from operating activities provided net cash of $4.7 million and were primarily due to, an unrealized loss in fair value of Bitcoin of $3.9 million, depreciation of $0.5 million, stock-based compensation of $0.5 million and loss on disposal of assets for lease of $0.3 million, partially offset by deferred tax expense of $0.4 million, and gain in fair value of notes held for investment of $0.1 million. Changes in operating assets and liabilities provided $0.6 million of net cash. These changes in operating assets and liabilities included an increase in accrued expenses of $0.8 million, decrease in prepaid expenses and other assets of $0.4 million, decrease in inventory of $0.1 million, increase in trade payables of $0.1 million, partially offset by an increase in trade receivable of $0.5 million, and a decrease in deferred revenue of $0.3 million.

Investing activities

We used $284.8 million of net cash in investing activities for the nine months ended September 30, 2025, primarily due to $289.2 million of Bitcoin purchases purchase of notes held for investment of $1.2 million and purchase of assets for lease of $0.3 million, partially offset by proceeds from maturity of short-term investments of $5.9 million.

We used $69.0 million of net cash in investing activities for the nine months ended September 30, 2024, primarily to purchase $68.4 million of Bitcoin, purchase of a promissory note held for investment of $0.5 million and purchase of property and equipment of $0.1 million.

Financing activities

We generated $320.5 million of net cash from financing activities during the nine months ended September 30, 2025, primarily from $215.0 million of proceeds from the issuance of common stock under our ATM offering programs, $96.0 million of proceeds net of issuance costs from the issuance of $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2030, proceeds from short term borrowing of $20.0 million and $0.7 million from exercises of stock options, partially offset by payment of a $7.7 million capped call premium and $3.5 million of stock issuance expenses.

We generated $1.4 million in net cash from financing activities during the nine months ended September 30, 2024, which reflects proceeds from the issuance of common stock of $2.5 million under our at-the-market offering program and proceeds from exercise of stock options of $0.3 million, partially offset by the payment of taxes withheld for stock grants of $0.8 million and the payment of stock issuance expenses of $0.6 million.

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

We received approximately $88.3 million of net proceeds after deducting approximately $4.0 million for issuance expenses and approximately $7.7 million to pay the cost of the capped call transactions that we entered into as described below and the remainder of the net proceeds for general corporate purposes, including the acquisition of Bitcoin.

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

Neither the notes, nor any shares of our common stock issuable upon conversion of the notes, have been registered under the Securities Act or any state securities laws, and unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons, absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. See also Note 17 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Coinbase Master Loan Agreement

On April 15, 2025, we entered into a master loan agreement, or the Master Loan Agreement, with Coinbase Credit Inc., as lender, and Coinbase Inc., or, collectively, Coinbase. Under the Master Loan Agreement, we may borrow, from time to time, cash or digital assets, which loans, if any, are intended to be collateralized with a first priority security interest in the Bitcoin that we post as collateral. Loans under the Master Loan Agreement will be subject to certain minimum margin requirements based on the loan amount relative to the market value of the Bitcoin collateral posted. The specific terms of any loan (including loan amount, rate, fees, collateral, margin requirements and maturity) will be set forth from time to time in a separate confirmation under the Master Loan Agreement. Should the value of the Bitcoin collateralizing the loan fall below the minimum margin requirements in the confirmation, we could be required to transfer additional Bitcoin, or other eligible collateral, to Coinbase to reduce or repay the loan amount. We will pay a monthly loan fee to Coinbase based on the outstanding loan amount and determined in accordance with the terms of the confirmation.

Accordingly, on September 25, 2025, we borrowed $20.0 million of cash from Coinbase Credit pursuant to the Master Loan Agreement. As set forth in a separate confirmation thereunder, the loan is collateralized by 315 Bitcoin, the interest rate is 10%, initial margin percentage is 156.25%, and the loan matures March 26, 2026. In the event we elect to pay the loan prior to maturity, we agreed to pay an early termination fee equal to the full amount of all remaining interest through the term of the loan. We used the proceeds from such loan (along with cash from operations) to pay in full the DOJ settlement. See Note 16 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Bitcoin Market Price Risk.

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income (expense), net” on our condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See Part II, Item 1A, “Risk Factors,” for information regarding the risks related to our Bitcoin holdings. As of September 30, 2025, the fair value of our Bitcoin investment was $575.8 million (including $35.9 million pledged as collateral to Coinbase), and for the three and nine months ended September 30, 2025 we recognized a $30.0 million (including $1.5 million increase on Bitcoins pledged as collateral) and $71.9 million (including $1.5 million increase on Bitcoins pledged as collateral) increase, respectively, in fair value from the remeasurement of our Bitcoin investment.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including our chief executive officer and interim chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended September 30, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected.

DOJ Settlement

In July 2017, we received an initial civil investigative demand, or CID, from the DOJ pursuant to the federal False Claims Act investigating whether it and others may have violated the False Claims Act by marketing tests on devices that use photoplethysmography technology as reimbursable by Medicare in alleged contravention of applicable laws and regulations. We cooperated with the investigation, along with subsequent CIDs received in February 2019, December 2021, April 2022 and April 2023 addressed to us or individual current or former employees related to the same investigation. In September 2024, DOJ shared certain information to which we responded in January and February 2025. On February 6, 2025, DOJ asked if we wished to engage in settlement discussions to resolve any potential claims by February 11, 2025 and if so that we make a settlement offer by such deadline. Prior to February 6, 2025, DOJ had not stated an intention to pursue a claim of wrongdoing against us. On February 11, 2025, we began initial settlement discussions with DOJ, but ceased initial discussions on that date. We subsequently resumed settlement discussions with DOJ and reached agreement in principle on payment of $29.8 million to settle all claims (which amount excludes any potential relators’ counsel fees that may also be payable). Effective September 10, 2025, we entered into a settlement agreement with the Civil Fraud Section of the DOJ, HHS, and certain relators to settle all potential claims related to alleged civil violations of the False Claims Act pertaining to submissions of allegedly false claims to Medicare Part B for tests performed using the FloChec and

QuantaFlo devices. Pursuant to the settlement agreement, we agreed, among other things, to pay a settlement amount of $29.75 million, and interest at a rate of 4.25% per annum from April 28, 2025 on such amount, within 14 business days, $5.2 million of which, plus 17.5% of the interest amount, will be paid by the United States to the relators. In addition, we agreed to pay $390 thousand for attorneys’ fees and costs to relators’ counsel within seven business days. Upon receipt of the settlement amount, and subject to certain exceptions, we were released from any civil or administrative monetary claims for the covered conduct. By entering into the settlement agreement, we did not admit any wrongdoing in connection with the allegations raised. In September 2025, we paid in full the agreed settlement amount of $29.8 million along with $0.5 million of accrued interest

In connection with the entry into the settlement agreement, we also entered into a corporate integrity agreement with the OIG, of HHS whereby we agreed to institute certain compliance and other measures relating to our sales practices and provide reporting to OIG for a five-year period.

Krishnamoorthy Class Action

On August 29, 2025, a purported stockholder filed a lawsuit captioned Ravi Krishnamoorthy v. Semler Scientific, Inc., et al., No 5:25-cv-07303, in the U.S. District Court for the Northern District of California, against us and three current or former officers on behalf of a putative class of stockholders who purchased shares of our stock from March 10, 2021 to April 15, 2025. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and of SEC rules promulgated thereunder, challenging, among other things, the timing and extent of our public disclosure of a potential claim by the DOJ against us and subsequent negotiation of an agreement in principle to resolve the matter. The complaint seeks recovery of unspecified damages, interest, and an award of the attorneys’ fees and costs. We deny any liability or misconduct and intends to vigorously defend the litigation.

Merger-Related Litigation and Threatened Litigation

On October 14, 2025, a purported stockholder filed a complaint captioned Tran v. Semler Scientific, Inc., et al., CA No. 1:25-cv-12555 (N.D. Ill.) in the U.S. District Court for the Northern District of Illinois against us and four members of our board of directors alleging violations of Sections 14(a) and 20(a) of the Exchange Act in connection with disclosures relating to the proposed merger with Strive. The complaint seeks injunctive relief, recission, unspecified damages, and an award of attorneys’ fees and costs. We deny any liability or misconduct and intend to vigorously defend the litigation.

Other purported stockholders have submitted demand letters concerning the merger disclosures, but no additional lawsuits have been filed as of the date of this quarterly report on Form 10-Q.

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

Risks Related to the Mergers

Our ability to complete the Mergers is subject to various closing conditions, including the receipt of approval of our stockholders and the receipt of antitrust clearance from governmental authorities, which may impose conditions that could adversely affect us or cause the Mergers to be abandoned. Failure to complete the Mergers, or significant delays in completing the Mergers, could negatively affect the trading price of our common stock or other securities and our future business and financial results.

The Merger contains conditions to closing that must be fulfilled (or, as permitted by law, waived by the parties) in order to complete the Mergers. These conditions include, among other customary conditions: (i) the approval of our stockholders of the Merger Agreement, (ii) the approval of Strive’s share issuance, which approval was obtained on September 22, 2025, (iii) the absence of any applicable law, regulation, injunction, judgment, order or decree preventing or making illegal the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement (or in the case of Strive’s obligation to close, imposing a Burdensome Condition (as defined in the Merger Agreement)), (iv) the absence of pending litigation or similar legal action by any governmental authority, (v) the early termination or expiration of any applicable waiting period or periods under the HSR Act, (vi) compliance by Strive and us in all material respects with their respective obligations under the Merger Agreement and

(vii) subject in most cases to exceptions that do not rise to the level of a “Parent Material Adverse Effect” or a “Company Material Adverse Effect” (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by Strive and us, respectively. If the foregoing conditions are not satisfied or waived, one or both of us or Strive would not be required to complete the Mergers. Several of these conditions, such as our obtainment of stockholder approval, are partially or largely outside of the control and timing of us and Strive and may be driven by factors unrelated to the Mergers or the parties thereto, including administrative backlog.

The Merger Agreement may be terminated by either party if the closing does not occur by March 22, 2026. Should satisfaction of these conditions take longer than the parties anticipate, or if any condition is not met by such date, the parties will need to mutually agree to either postpone the closing until the condition(s) are met or to waive or amend the condition. If a closing condition cannot be met on a timely basis, or the parties are unable to agree on a waiver or amendment, the closing may be delayed or the Merger Agreement may be terminated, subject to the terms and conditions contained therein.

There can be no assurance that the conditions to the closing will be satisfied or waived or that the Mergers will be completed. Any delay in completing the Mergers could cause us and Strive not to realize some or all of the benefits that the parties expect the Mergers to achieve. Furthermore, the parties will fail to realize any benefits of the Mergers should the closing not occur, and in such event, each party will be subject to the go-forward risks of its respective business, potential reputational and economic harm that may result from a failure to consummate the Mergers, and the potential economic burden of certain fees or expenses associated with a termination of the Merger Agreement.

We can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals and other approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the Mergers. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Mergers. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our Common stock.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mergers and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.

The Merger Agreement contains provisions that make it more difficult for the Company to be acquired by, or enter into certain combination transactions with, a third party, including constraints preventing the acquisition or merger of the Company by or with a third party, and certain restrictions on capital expenditures and restrictions on loan transactions and incurrences of indebtedness by us.

The Merger Agreement contains certain provisions that restrict the Company’s ability to, among other things, solicit, initiate or take any action to knowingly facilitate or knowingly encourage the submission of certain alternative transaction proposals, or enter into or participate in any discussions or negotiations with, furnish any information relating to us or any of our subsidiaries or afford access to the business, properties, assets, books or records of us or any of our subsidiaries to, otherwise knowingly cooperate in any way with, or knowingly assist, participate in, facilitate or knowingly encourage any effort by, any third party that we know, or should reasonably be expected to know, is seeking to make, or has made, such an alternative transaction proposal. In addition, even in circumstances in which we are permitted under the Merger Agreement to entertain an alternative transaction proposal, Strive would have an opportunity to offer to revise the terms of the Merger Agreement before we may decide to withhold, qualify or modify our recommendation with respect to the Mergers in a manner adverse to the other party. If our board of directors withholds, qualifies or modifies in a manner adverse to Strive its recommendation with respect to the Mergers or in certain other circumstances, we may be required to pay a termination fee of $49 million to Strive in cash or Bitcoin at Strive’s election, as contemplated by the Merger Agreement.

Additionally, while we are permitted under the Merger Agreement to entertain an alternative transaction proposal and make a Company Adverse Recommendation Change, we will still nonetheless be subject to all of our obligations under the Merger Agreement, including the obligation to hold a stockholder meeting to vote to approve and adopt the Merger Agreement.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

Termination of the Merger Agreement could trigger payment of fees or expenses to Strive, as well as negatively impact the business, financial condition, results of operations or stock price.

If the Mergers are not consummated, we may be subject to a number of adverse effects, including:

•	we may be required to pay Strive a $49 million termination fee under certain circumstances;
•	we may experience negative reactions from the financial markets or from its employees, suppliers or customers; and
•	costs related to the Mergers, such as legal, accounting, financial advisory and proxy solicitation fees, must be paid even if the Mergers are not completed.

While we may become obligated under the Merger Agreement to pay Strive a termination fee of $49 million, such obligation arises only under limited circumstances and, even if such obligation does arise, such payment may not be sufficient to compensate Strive for any adverse effects resulting from the termination of the Merger Agreement.

In addition, if the Mergers are not consummated, we could be subject to litigation related to any failure to consummate the Mergers or related to any enforcement proceedings commenced against Strive to perform its obligations under the Merger Agreement. Finally, if the Mergers are not consummated and our board of directors seek another business combination, there can be no assurance that we would be able to find another business combination partner on terms as favorable as those of the Merger Agreement or at all.

Until the Closing or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Merger Agreement and prior to the Effective Time, the Merger Agreement restricts us from taking specified actions without the written consent of the other party (such consent not to be unreasonably withheld, conditioned or delayed) and requires that our businesses be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our respective businesses or organizational structures or from consummating attractive business opportunities that may arise prior to the closing of the Mergers and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Mergers could be exacerbated by any delays in the Closing or termination of the Merger Agreement.

The Mergers are subject to conditions, including conditions that may not be satisfied or waived on a timely basis or at all, and which if delayed or not satisfied may prevent, delay or jeopardize the Closing, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Mergers.

Even if the Mergers are approved by our stockholders, specified conditions must be satisfied or waived to complete the Mergers. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Mergers will not occur or will be delayed, and we may lose some or all of the intended benefits of the Mergers and incur significant costs that we will not be able to recover or recoup.

Stockholder litigation could prevent or delay the Closing or otherwise negatively impact each our businesses and operations.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and other resources to the lawsuit. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Any lawsuits brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin the companies from consummating the Mergers. The Mergers are subject to customary closing conditions, including the absence of any applicable law, regulation, injunction, judgment, order or decree preventing or making illegal the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement and the absence of pending litigation or similar legal action by any governmental authority (in any jurisdiction in which we conduct material operations) seeking to prohibit or restrain the Mergers. Consequently, if a plaintiff is successful in obtaining an order, judgment, decision, or decree prohibiting the Closing, such order, judgment, decision or decree may delay or prevent the Mergers from being completed within the expected time frame or at all, which may adversely affect our businesses, reputation with customers, vendors, suppliers, or employees, and financial position and results of operations.

We will incur significant transaction costs in connection with the Mergers.

We have incurred and expect to continue to incur non-recurring costs associated with the Mergers. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Mergers are completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance and benefit costs. We may also incur costs related to formulating and implementing integration plans. Although we expect that the realization of intended benefits related to the Mergers should allow the combined company to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

The Mergers may distract our management team from their other responsibilities and the Merger Agreement may limit our ability to pursue new opportunities.

The Mergers could cause our management team to focus their time and energies on matters related to the transactions that otherwise would be directed to the company’s business and operations. Any such distraction on the part of our management team could affect our ability to service existing business and develop new business and adversely affect our businesses and earnings before the closing.

The Mergers, including uncertainty regarding the Mergers, may cause third parties to delay or defer decisions concerning us and could adversely affect our ability to effectively manage their business.

The Mergers will happen only if the stated conditions are met, including the approval of the Merger Agreement by our stockholders, among other conditions. Many of the conditions are outside of our control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the closing. This uncertainty may cause others that deal with us, including new or existing customers, to delay or defer entering into contracts with us or make other decisions concerning us or seek to change or cancel existing business relationships with us. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Mergers are ultimately completed, and on the combined company’s business if the Mergers are completed.

Business uncertainties while the Mergers are pending may negatively impact our ability to attract and retain personnel.

Uncertainty about the effect of the Mergers on our employees may impair our ability to attract, retain and motivate key personnel until the Mergers are completed. Retention or hiring of certain employees may be challenging while the Mergers are pending, as certain employees may experience uncertainty about their future roles with the combined company. For example, our chief financial officer recently resigned to pursue another opportunity. If additional key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed and our ability to conduct business operations may be impeded.

The market prices of our common stock and other securities may be subject to fluctuation while the Mergers are pending and after the Mergers are completed.

The market price of our common stock and other securities may fluctuate significantly while the Mergers are pending or after it is completed, and any adverse developments related to the Mergers or otherwise could result in our common stock or other securities losing some or all of the value of their investment. In addition, if the stock market experiences significant price and volume fluctuations, such fluctuations could be exacerbated by the pendency of the Mergers, which could adversely affect the market for, or liquidity of our common stock or other securities, regardless of our actual operating performance.

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

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $75,000 per Bitcoin and above $126,000 per Bitcoin on the Coinbase exchange in the 12 months preceding the date of this quarterly report on Form 10-Q. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we have not historically hedged our Bitcoin holdings and have not adopted a hedging strategy with respect to Bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate and may, in the future, adopt a hedging strategy with respect to Bitcoin.

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

Our Bitcoin holdings may significantly impact our financial results and the market price of our common stock. Our Bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of Bitcoin in the future as we execute on our treasury strategy and stated goal of reaching 10,000 Bitcoins by the end of 2025, 42,000 Bitcoins by the end of 2026 and 105,000 by the end of 2027, our Bitcoin holdings will have an even greater impact on our financial results and the market price of our common stock. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $41.8 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $83.8 million increase in the fair value of our Bitcoin holdings, and in the third quarter of 2025, an increase in the price of Bitcoin resulted in a $30 million (including $1.5 million increase on Bitcoins pledged as collateral) increase in the fair value of our Bitcoin holdings. We recognize these changes in fair value in other income (expense), net in our condensed consolidated statements of operations. See “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our Bitcoin holdings” below.

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

Changes in our ownership of Bitcoin could have accounting, regulatory and other impacts. While we currently own or will own Bitcoin directly, we may investigate other potential approaches to owning Bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns Bitcoin). If we were to own all or a portion of our Bitcoin in a different manner, the accounting treatment for our Bitcoin, our ability to use our Bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of Bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of Bitcoin, all of which could negatively affect our business and implementation of our Bitcoin strategy.

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, which we early adopted as of January 1, 2024, and which requires us to measure in-scope crypto assets (including our Bitcoin holdings) at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our Bitcoin in net income (loss) each reporting period. We also treat our Bitcoin as long-term capital assets for tax purposes, so we record a valuation allowance for unrealized capital losses, which we reverse if it changes to an unrealized gain, which effects our effective tax rate in a given period. For example, in the first quarter of 2025, we recognized a $41.8 million decrease in the fair value of our Bitcoin holdings (and recorded a valuation for tax purposes), whereas in the second quarter of 2025, we recognized an $83.8 million increase (and reversed the valuation allowance for tax purposes). ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, we expect the adoption of ASU 2023-08 to continue to have a material impact on our financial results, increase the volatility of our financial results, affect the carrying value of our Bitcoin on our balance sheet, and potentially have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. However, the recent change in U.S. administration has resulted in a broader shift overall towards Bitcoin and other digital assets and the SEC has dismissed enforcement actions against Coinbase and Binance, and in June 2025, the U.S. Senate passed the “GENIUS Act” to create a federal framework for “payment stablecoins” among other measures. It is not possible to predict whether, or when, any of these developments will lead to increased or decreased regulations, or whether, or when, any other state or foreign legislative bodies will take actions or change positions with respect to digital assets. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and Bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our common stock. Furthermore, other companies have begun to adopt strategies similar to ours with respect to Bitcoin and other digital assets, and this could result in new laws or regulations, or new interpretations of existing laws or regulations, impacting our Bitcoin treasury strategy, particularly if the adoption of digital asset strategies by other companies continues or accelerates.

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

Due in particular to the volatility in the price of Bitcoin, our adoption of ASU 2023-08 has increased the volatility of our financial results and it could significantly affect the carrying value of our Bitcoin on our balance sheet. In the first quarter of 2025, a decrease in the price of Bitcoin resulted in a $41.8 million decrease in the fair value of our Bitcoin holdings, whereas in the second quarter of 2025, an increase in the price of Bitcoin resulted in an $83.8 million increase in the fair value of our Bitcoin holdings, and in the third quarter of 2025, an increase in the price of Bitcoin resulted in a $30 million (including $1.5 million increase on Bitcoins pledged as collateral) increase in the fair value of our Bitcoin holdings. As of September 30, 2025, we held 4,733 Bitcoins (excluding 315 Bitcoins pledged to Coinbase as collateral), which we acquired for $449.0 million, inclusive of fees and expenses, with an aggregate value of $539.8 million, due to increase in their fair value of $90.8 million, and $10.3 million in cash, cash equivalents and restricted cash, compared to 2,298 Bitcoins with an aggregate fair value of $214.6 million and having $9.0 million in cash, cash equivalents and short-term investments as of December 31, 2024. In the third quarter we borrowed $20.0 million from Coinbase by pledging 315 Bitcoins as collateral. Fair value of the pledged Bitcoins as of September 30, 2025 was $35.9 million.

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

As of September 30, 2025, we held an aggregate 5,048 Bitcoins (including 315 Bitcoins pledged as collateral for Bitcoin loan), which we acquired for $478.9 million, inclusive of fees and expenses, and we intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin acquisition strategy. Any future significant declines in the price of Bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

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

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, we will become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products even without CMS reimbursement, or distribute additional products and services that are reimbursable in the current CMS landscape. We may not be successful in these endeavors. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we have the right from time to time to distribute other third-party products, and recently began distributing FDA-cleared products and services licensed in from a third party, there is no guarantee that we will be successful. For example, although we had a distribution agreement for Insulin Insights from

Mellitus, we were not able to generate significant revenue from the arrangement and, in December 2023, we wrote off the entire $2.5 million balance of a prepayment we had made for Insulin Insights software licenses and took a $0.6 million impairment charge on our investment in Mellitus. Additionally, in March 2025, we wrote off the remaining $1.1 million balance (including $0.1 million of accrued interest) of our investment in Mellitus. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. We recently formed a new wholly-owned subsidiary, CardioVanta, which will comprise our future healthcare business activities focused on early detection of heart failure and cardiac arrythmia monitoring. In addition, we are seeking to increase our sales and, in order to do so, might need to continue to expand our direct and distributor sales forces in existing and new territories, or different markets, which could subject us to additional or different regulatory requirements with which we may not be able to comply. Even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.

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

Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as QuantaFlo to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with QuantaFlo by third-party payors is central to the acceptance of QuantaFlo and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to return to growing revenues in our healthcare business if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels that spur use of our product. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. For example, the final 2024 CMS rate announcement for Medicare Advantage and Medicare Part D did not include risk-adjusted payments for PAD without complications, which is leading to decreased usage of our product and negatively affecting our revenues. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with QuantaFlo if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.

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

Currently, our QuantaFlo device is not specifically approved for any particular reimbursement code. Although some of our customers report being covered and reimbursed by third-party payors for procedures, we have not offered any reimbursement guidance, therefore there is a risk that third-party payors may disagree with the reimbursement under a particular code. We recently settled allegations by DOJ related to incorrect reimbursement relating to testing using our device. In addition, some of our potential customers might have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and

Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our QuantaFlo to be used, we do not intend to pursue formal approval for QuantaFlo for any particular code.

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

We face significant challenges and risks in managing our distribution network and retaining the parties who make up that network. We had 44 sales and marketing employees as of September 30, 2025. If any of our sales or marketing force were to resign, our sales could be adversely affected. We may need to seek out alternatives, such as increasing our direct sales and marketing force or contracting with an independent distributor. There is no guarantee that we would be successful in our efforts to find an independent distributor, or that we would be able to negotiate contract terms favorable to us. Failure to hire or retain qualified direct sales and marketing personnel or independent distributors would prevent us from expanding our business and generating revenues, which would have a material adverse effect on our ability to achieve or maintain profitability in our healthcare business.

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

A limited number of customers account for a significant portion of our revenues and accounts receivable. For the three-month period ended September 30, 2025, two customers (including their affiliates) accounted for 49.0% and 23.4% of our revenues, respectively. For the nine-month period ended September 30, 2025, two customers (including their affiliates) accounted for 45.0% and 29.0% of our revenues, respectively. As of September 30, 2025, two customers accounted for 45.9% and 18.7% of our accounts receivable. Recently, our largest customer and another significant customer notified us of their intent to cease using our device beginning October 1, 2025. This action will have a significant negative effect on our revenues. If our remaining were to cease using or stop payment for our vascular testing devices or leverage their market share to negotiate reduced pricing terms, it would have a material adverse effect on our revenues and/or our accounts receivable. Our efforts to diversify and potentially expand our product offering are preliminary in nature. This concentration of revenues and accounts receivable among a limited number of customers represents a significant risk.

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

We will need to generate significant sales or significantly modify expenses to regain profitability in our healthcare business and we might not be able to do so. Recently, a number of our large customers have notified us that they intend to stop testing with our device, which is negatively impacting our revenues. Further revenue declines over the quarter are anticipated as other customers cease use of QuantaFlo in light of the CMS reimbursement landscape as well as the recent DOJ settlement. If we are not able to undertake measures to control expenses, we expect that we will experience operating losses in our healthcare business. Even if we do generate significant sales, we might not be able to return to profitability on a quarterly or annual basis in this segment in the future. If our sales continue to decline or grow more slowly than we anticipate or if we are not able to control our operating expenses or such expenses exceed our expectations, our financial performance from our operating healthcare business will likely continue to be adversely affected.

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

We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of QuantaFlo to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. For example, the 2024 final rate announcement from CMS removed incentives for our customers to screen for asymptomatic PAD. If the CMS reimbursement landscape changes, but the Health Care Reform Law is changed or repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our healthcare business, financial condition and results of operations.

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

We are subject to various healthcare fraud and abuse laws and regulations, recently entered into a settlement agreement with DOJ relating to a qui tam action under the False Claims Act, and are now subject to additional litigation and risk relating to the DOJ matter and disclosures regarding the same.

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

Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of us, directly or indirectly, and could increase the likelihood of an enforcement action targeting us, either due to our actions, those of any distributor (including our former distributor), or our customers or those of our distributors. These customers include parties that bill Federal healthcare programs for use of our product or for caring for patients with conditions diagnosed with the aid of our product, all of whom may be subject to government scrutiny. For example, DOJ investigated improper reimbursement of claims for testing using our QuantaFlo device, which led to the entry into a $29.8 million settlement agreement in September 2025. See Item 1. Legal Proceedings for more information. We have also entered into a corporate integrity agreement with HHS in connection with the settlement. Our settlement with the DOJ also exposes us to risk of other litigation. Notably, a purported class action lawsuit was filed in late August 2025 relating to our disclosures regarding the DOJ Investigation. See Item 1. Legal Proceedings for more information. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.

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

As of September 30, 2025, we have been issued, or have rights to, one U.S. patent (which expires on December 11, 2027). The patent we hold may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.

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

In January 2025, we issued $100.0 million aggregate principal amount of senior convertible notes. In April 2025, we entered into the Master Loan Agreement, under which we borrowed $20.0 million in cash (which is collateralized with a first priority security interest in the Bitcoin that we posted as collateral) in September 2025. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our executive officer, directors and significant stockholders beneficially own in the aggregate shares representing approximately 38.9% of our common stock as of September 30, 2025. If these stockholders choose to act together, they are able to substantially influence the outcome of all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, can impact the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller medical device companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our Bitcoin treasury strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

●	our Bitcoin treasury strategy, including changes thereto;
●	additional capital raising transactions;
●	regulatory, commercial and technical developments related to Bitcoin or the Bitcoin blockchain;
●	the success of competitive products, services or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device sector;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, or if our carriers refuse claims (such as the recent class action lawsuit) and we are not successful in reversing such determinations, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could adversely affect our results of operations or financial condition.

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

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are not operating due to the expiration of a continuing resolution on September 30, 2025.

Disruptions at the FDA and other agencies may slow the time necessary for review and approval (including our expanded indication for QuantaFlo), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. While the government has been shut down since October 1, 2025, it is uncertain how long such shutdown will last. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.

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

We are subject to income and other taxes in the United States. Significant judgment is required in evaluating our provision for income taxes or in claiming tax credits or taking other tax positions. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain or if we were to be audited, the Internal Revenue Service, or state tax authorities may not agree with our tax positions. For example, we are subject to various state sales and use tax audits and received an audit adjustment report in April 2025 relating to an ongoing audit, which we paid as of September 30, 2025 in the amount of $0.4 million, inclusive of interest and penalties. Further state sales and use tax audits could result in other potential liabilities. In addition, there could be changes in the valuation of our deferred tax assets and liabilities or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. Although we believe our tax estimates and practices are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or a particular state, could have a material effect on our operating results in the period or periods for which that determination is made. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

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
2.1

Agreement and Plan of Merger, dated as of September 22, 2025, by and between Strive, Inc. and Semler Scientific, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2025).

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

3.3	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).
10.1	Settlement Agreement effective September 10, 2025 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2025).
10.2

Master Loan Agreement among Coinbase Credit, Inc., Coinbase, Inc. and Semler Scientific, Inc. dated April 15, 2025 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Semler Scientific's quarterly report on Form 10-Q for the three months ended June 30, 2025 is formatted in Inline XBRL and it is contained in Exhibit 101

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

November 12, 2025	SEMLER SCIENTIFIC, INC.

	By:	/s/ Douglas Murphy-Chutorian
Douglas Murphy-Chutorian
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)